Form 10-Q
period 2001-03-31
MIDWEST GENERATION LLC
filed 2001-06-18
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-59348

Midwest Generation, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0868558 (IRS Employer Identification No.)
One Financial Place 440 South LaSalle Street, Suite 3500 Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 583-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / /  NO /x/

    Number of shares outstanding of the registrant's Common Stock as of June 15, 2001: 100 shares (all shares held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,375	$15,699
Due from affiliates	79,047	199,889
Accounts receivable	59,987	5,546
Fuel inventory	62,132	38,677
Spare parts inventory	15,486	15,452
Interest receivable from affiliate	32,585	16,864
Other current assets	9,159	6,454

Total current assets	279,771	298,581

Property, Plant and Equipment	4,922,936	4,902,549
Less accumulated depreciation	177,948	137,748

Net property, plant and equipment	4,744,988	4,764,801

Other Assets
Notes receivable from affiliate	1,667,000	1,667,000
Deferred taxes	21,081	—

Total other assets	1,688,081	1,667,000

Total Assets	$6,712,840	$6,730,382

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$21,200	$14,600
Accrued liabilities	66,276	139,345
Due to affiliates	3,287	3,821
Interest payable	66,355	56,242
Interest payable to affiliates	77,232	25,455
Liabilities under price risk management	6,757	—
Current portion of lease financing	8,881	20,967

Total current liabilities	249,988	260,430

Subordinated revolving line of credit with affiliate	1,951,223	1,942,239
Subordinated long-term debt with affiliate	1,640,904	1,576,456
Lease financing, net of current portion	2,184,668	2,188,821
Deferred taxes	—	12,837
Deferred coal and transportation costs	94,659	100,949
Benefit plans and other	98,291	98,750

Total Liabilities	6,219,733	6,180,482

Commitments and Contingencies (Note 5)
Shareholder's Equity
Common stock, no par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	660,489	658,631
Accumulated deficit	(185,851)	(108,731)
Accumulated other comprehensive income	18,469	—

Total Shareholder's Equity	493,107	549,900

Total Liabilities and Shareholder's Equity	$6,712,840	$6,730,382

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$42,504	$42,340
Energy revenues	127,276	90,846
Net gains from price risk management	5,527	—

Total operating revenues	175,307	133,186

Operating Expenses
Fuel	94,643	67,642
Plant operations	92,234	88,654
Depreciation and amortization	40,200	43,131
Administrative and general	4,540	4,605

Total operating expenses	231,617	204,032

Operating loss	(56,310)	(70,846)

Other Income (Expense)
Interest and other income (expense)	33,518	(69)
Interest expense	(102,432)	(77,521)

Total other income (expense)	(68,914)	(77,590)

Loss before income taxes	(125,224)	(148,436)
Benefit for income taxes	(48,104)	(58,288)

Net Loss	$(77,120)	$(90,148)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net Loss	$(77,120)	$(90,148)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative unrealized holding gains upon adoption of a change in accounting principle, net of income tax expense of $15,870	20,834	—
Other unrealized holding gains arising during period, net of income tax expense of $430	611	—
Less: reclassification adjustment for gains included in net loss, net of income tax expense of $2,098	(2,976)	—

Comprehensive Loss	$(58,651)	$(90,148)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(77,120)	$(90,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,200	43,131
Non-cash contribution of services	1,858	2,780
Deferred taxes	(33,918)	(56,463)
Decrease (increase) in due to/from affiliates	120,308	(30,363)
Increase in accounts receivable	(54,441)	(4,921)
Increase in inventory	(23,489)	(13,417)
Increase in interest receivable from affiliate	(15,721)	—
Increase in other assets	(2,705)	(912)
Increase in accounts payable	6,600	13,358
Increase (decrease) in accrued liabilities	(73,069)	42,533
Increase in interest payable	61,890	65,912
Increase (decrease) in other liabilities	11,720	(7,659)
Increase in net liabilities under price risk management	6,757	—

Net cash used in operating activities	(31,130)	(36,169)

Cash Flows From Investing Activities
Capital expenditures	(20,387)	(47,298)
Sale of assets	—	32

Net cash used in investing activities	(20,387)	(47,266)

Cash Flows From Financing Activities
Proceeds from issuance of subordinated debt with affiliate	64,448	—
Borrowings from subordinated revolving line of credit with affiliate	73,538	92,506
Repayments of subordinated revolving line of credit with affiliate	(64,554)	—
Repayment of capital lease obligation	(16,239)	—

Net cash provided by financing activities	57,193	92,506

Net increase in cash and cash equivalents	5,676	9,071
Cash and cash equivalents at beginning of period	15,699	72

Cash and cash equivalents at end of period	$21,375	$9,143

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

    All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

    Our significant accounting policies are described in Note 2 to our financial statements as of December 31, 2000, included in our Form S-4 filed with the Securities and Exchange Commission on April 20, 2001. We follow the same accounting policies for interim reporting purposes, with the exception of the change in accounting for derivatives (see Note 2). This quarterly report should be read in connection with such financial statements.

    Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Note 2. Change in Accounting

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical coal contracts qualify under this exception. The power purchase agreements with Exelon Generation Company did not qualify as derivatives. In 2000, our affiliate entered into calendar year 2001 financial options as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. Upon adoption of SFAS No. 133, the deferred gain of $20.8 million, after tax, which existed at the point we determined the purchase of natural gas being hedged by these options was no longer probable, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

Note 3. Subordinated Revolving Line of Credit

    In December 1999, we entered into a subordinated revolving loan agreement, referred to as the Subordinated Revolving Line of Credit, with an affiliate, Edison Mission Overseas Co., for up to

$2 billion. Amounts outstanding under the Subordinated Revolving Line of Credit bear interest at eight percent with payments due quarterly. The outstanding principal balance is due in 2034. On May 22, 2001, the Subordinated Revolving Line of Credit was increased to $2.5 billion.

Note 4. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	18,469	18,469

Balance at March 31, 2001	$18,469	$18,469

    Unrealized gains (losses) on derivatives at March 31, 2001 consists of a deferred gain, after tax, related to calendar year 2001 financial options entered into in 2000 as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. This gain will be recognized into earnings during 2001 based on the earlier of the date it is probable that we will not purchase natural gas or the date upon the occurrence of the original anticipated transaction.

Note 5. Commitments and Contingencies

Power Purchase Agreements

    Electric power generated at the power generation assets purchased from Commonwealth Edison is sold under three power purchase agreements with Exelon Generation in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments. Exelon Generation is obligated to make a capacity payment for the power generation plants under contract and an energy payment for the electricity produced by these plants. The capacity payment provides the power generation plants revenue for fixed charges, and the energy payment compensates the power generation plants for variable costs of production. Exelon Generation has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004. If Exelon Generation does not fully dispatch the power generation plants under contract, the power generation plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third-party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

    On April 30, 2001, Edison Mission Energy applied to the Federal Energy Regulatory Commission seeking approval of the transfer of its stock to Mission Energy Holding Company, a newly-created indirect wholly-owned subsidiary of Edison International. The application was approved on May 14, 2001. Prior to the approval, Commonwealth Edison and Exelon Generation, among others, filed a motion to intervene in our application. The Federal Energy Regulatory Commission approval found that our proposed reorganization was consistent with the public interest and rejected the conditions sought by Commonwealth Edison and Exelon Generation. On June 8, 2001, the Illinois Commerce Commission filed a request for rehearing of the Federal Energy Regulatory Commission order approving the application asserting that the Federal Energy Regulatory Commission erred in failing to consider the transaction's effect on reliability of electric service. The Federal Energy Regulatory Commission is required to act on the request for rehearing within 30 days of the filing; however, it may extend such time by issuing a tolling order. It is also possible that Commonwealth Edison, or another entity, may request a rehearing of the issues decided in the May 14 approval. That rehearing would have to be filed within 30 days after the date of issuance of the order, or the order will become final and non-appealable as a matter of law. We cannot assure you that additional rehearings will not be requested, and cannot provide any assurances as to the outcome of such requests.

    Pursuant to the acquisition documents for the purchase of the power generating assets from Commonwealth Edison, Edison Mission Energy committed to install one or more gas-fired power plants having an additional gross dependable capacity of 500 megawatts (MW) at Crawford Station, Fisk Station, the off-site Calumet Peaking site or at property in Illinois adjacent to those sites. The installation must be completed and the unit or units must be fully operational by December 15, 2003. The estimated cost to complete construction of the 500 MW gas-fired power plant is approximately $250 million.

Collective Bargaining Agreement

    We have begun negotiations with the union that represents our employees to replace the now expired collective bargaining agreement, covering wages and working conditions. Although we cannot predict the outcome of these negotiations, the union has authorized a strike. It is uncertain whether a strike will take place but we have contingency plans in place and plan to operate the power generation plants in the event a strike should take place. We believe that the impact on the operations of the power generation plants will not be material.

Environmental Matters and Regulations

    We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that as of the date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings which may be taken by environmental authorities, could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. We cannot assure you that we would be able to recover these increased costs from our customers or that our financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    We expect that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, we anticipate upgrades to the environmental controls at the power generation plants to control nitrogen oxides emissions to result in expenditures of approximately $39 million for the remaining three quarters of 2001 and $386 million for the 2002 to 2005 period.

Note 6. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash paid for interest	$40,542	$11,609
Cash paid for income taxes	—	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that reflect our current expectations and projections about future events based on our knowledge of present facts and circumstances and our assumptions about future events. In this discussion, the words "expects," "believes," "anticipates," "estimates," "intends," "plans" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The information contained in this discussion is subject to change without notice. Unless otherwise indicated, the information presented in this section is with respect to Midwest Generation, LLC.

General

    We are a special-purpose Delaware limited liability company formed on July 12, 1999 for the purpose of owning or leasing, making improvements to and operating the power generation assets we purchased from Commonwealth Edison. We acquired these power generation assets from Commonwealth Edison on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items including but not limited to taxes, rents and fees. Prior to the acquisition of these power generation assets, we had no significant business activity.

    Concurrent with the acquisition, we assigned our right to purchase the Collins Station, a 2,698 megawatt (MW) gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of ours leased and we subleased the Collins Station. Each of the leases and subleases has a term of 33.75 years. These subleases have been accounted for as a lease financing for accounting purposes.

    The aggregate megawatts we currently own or lease as a result of the Commonwealth Edison transaction is approximately 9,539 MW.

    The power generation assets we purchased from Commonwealth Edison consist of the following:

  •
  six coal-fired generating plants consisting of 5,646 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford, and Fisk Stations;

  •
  the Collins gas and oil-fired generating station consisting of 2,698 MW; and

  •
  a group of on-site generating peakers consisting of 632 MW and off-site generating peakers consisting of 563 MW, based on the average of the summer and winter ratings.

    In connection with the acquisition of these power generation assets, we entered into three five-year power purchase agreements for the coal-fired stations, the Collins Station, and the peaking stations. We currently derive a substantial majority of our revenue from the sale of energy and capacity to Exelon Generation under these power purchase agreements. We have entered into a contract with a marketing affiliate for scheduling and related services and to market energy that is permitted to be sold under the power purchase agreements with Exelon Generation and to engage in hedging activities. The marketing affiliate also purchases fuel, other than coal, and enters into fuel hedging arrangements on our behalf.

    Under the terms of the power purchase contracts with Exelon Generation, we receive significantly higher capacity payments during June through September, the summer months. Accordingly, our operating results are substantially higher during these months and lower, including expected losses, during non-summer months.

    On April 30, 2001, Edison Mission Energy applied to the Federal Energy Regulatory Commission seeking approval of the transfer of its stock to Mission Energy Holding Company, a newly-created indirect wholly-owned subsidiary of Edison International. The application was approved on May 14, 2001. Prior to the approval, Commonwealth Edison and Exelon Generation, among others, filed a motion to intervene in our application. The Federal Energy Regulatory Commission approval found that our proposed reorganization was consistent with the public interest and rejected the conditions sought by Commonwealth Edison and Exelon Generation. On June 8, 2001, the Illinois Commerce Commission filed a request for rehearing of the Federal Energy Regulatory Commission order approving the application asserting that the Federal Energy Regulatory Commission erred in failing to consider the transaction's effect on reliability of electric service. The Federal Energy Regulatory Commission is required to act on the request for rehearing within 30 days of the filing; however, it may extend such time by issuing a tolling order. It is also possible that Commonwealth Edison, or another entity, may request a rehearing of the issues decided in the May 14 approval. That rehearing would have to be filed within 30 days after the date of issuance of the order, or the order will become final and non-appealable as a matter of law. We cannot assure you that additional rehearings will not be requested, and cannot provide any assurances as to the outcome of such requests.

Results of Operations

Operating Revenues

    Operating revenues increased $42.1 million for the first quarter of 2001, compared to the first quarter of 2000. Energy and capacity sales were made through our marketing affiliate to Exelon Generation, the successor in interest to Commonwealth Edison, under the power purchase agreements. For the first three months of 2001, 97% of our total capacity and energy revenues were derived under our three power purchase agreements with Exelon Generation. Operating revenues increased during the first quarter of 2001, compared to the same prior year period due to increased generation from the coal plants which were dispatched more as a result of higher market prices. The coal plants generated 6,950 GWhr of electricity during the first quarter of 2001 and had an availability factor of 74.6%, compared to generating 5,478 GWhr and an availability factor of 64.3% for the first quarter of 2000. The weighted average price for energy was $20.59/MWh during the first quarter of 2001, compared to $20.20/MWh for the same period in 2000. The increase in the weighted average price for energy is due to higher contract prices set forth in our power purchase agreement.

    Net gains from price risk management activities were $5.5 million for the first quarter of 2001. There were no comparable gains or losses for the first quarter of 2000. The gains primarily resulted from the change in market value of our futures contracts with respect to fuel purchases that did not qualify for hedge accounting under SFAS No. 133.

Operating Expenses

    Operating costs increased $27.6 million for the first quarter of 2001, compared to the first quarter of 2000. The increase was primarily due to higher fuel costs of $27 million for the first quarter of 2001, compared to the same period in 2000. The increase in fuel costs was primarily due to higher natural gas and fuel oil prices.

    Plant operations expense increased $3.6 million for the first quarter of 2001, compared to the same prior year period. This increase resulted from higher major maintenance costs at some of the power generation plants during the first quarter of 2001, compared to the first quarter of 2000.

    Depreciation and amortization expense decreased $2.9 million for the first quarter of 2001, compared to the same prior year period. The decrease resulted from lower depreciation expense related to the sale-leaseback transaction for the Illinois peaker power units to a third-party lessor in July 2000.

Other Income (Expense)

    Interest income and other income (expense) was $33.5 million for the first quarter of 2001, compared to ($0.1) million for the first quarter of 2000. Interest income consisted primarily of interest income from loans to Edison Mission Energy, which occurred from the proceeds of our sale-leaseback transactions and from short-term investments.

    Interest expense was $102.4 million for the first quarter of 2001, compared to $77.5 million for the first quarter of 2000. Interest expense primarily relates to borrowings from Edison Mission Overseas Co. under the subordinated loan agreements discussed below and interest expense related to the lease financings of the Collins, Powerton and Joliet Stations.

Benefit For Income Taxes

    We had an effective income tax benefit rate in the first quarter of 2001 of 38%, compared to a rate of 39% in the same period in 2000. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from tax sharing agreements with our indirect parent, Edison International.

Net Losses

    Net losses decreased $13 million during the first quarter of 2001, compared to the first quarter of 2000. Although we expect to generate cash flow from operations, we expect to incur losses after depreciation, amortization and interest expense for several years. Our future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of our operating expenses.

Statement of Financial Accounting Standards No. 133

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical coal contracts qualify under this exception. The power purchase agreements with Exelon Generation did not qualify as derivatives. In 2000, our affiliate entered into calendar year 2001 financial options as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. Upon adoption of SFAS No. 133, the deferred gain of $20.8 million, after tax, which existed at the point we determined the purchase of natural gas being hedged by these options was no longer probable, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

Liquidity and Capital Expenditures

    Net cash used in operating activities decreased to $31.1 million for the three months ended March 31, 2001 from $36.2 million for the three months ended March 31, 2000. The decrease is primarily due to the collection of receivables from our marketing affiliate and a decrease in net loss. Net working capital was $29.8 million at March 31, 2001 and $38.2 million at December 31, 2000.

    Net cash used in investing activities decreased to $20.4 million for the three months ended March 31, 2001 from $47.3 million for the three months ended March 31, 2000. The decrease is primarily due to the upgrading of plant equipment during the first quarter of 2000 following the acquisition of the power generation assets in December 1999. We expect to spend approximately $76 million for the remaining three quarters of 2001 on capital expenditures, including environmental expenditures disclosed under "—Environmental Matters and Regulations." These capital expenditures are planned to be financed by cash generated from operations.

    Net cash provided by financing activities decreased to $57.2 million for the three months ended March 31, 2001 from $92.5 million for the three months ended March 31, 2000. The decrease resulted from lower borrowings under the subordinated revolving line of credit and payment on the capital lease obligations resulting from the sale-leaseback transaction for the Powerton and Joliet power facilities. There were no comparable capital lease obligations during the first quarter of 2000.

Other Commitments and Contingencies

Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

    We have guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.6 billion at March 31, 2001. Our parent also pledged the membership interests in us to the lenders in connection with the third party debt arrangements.

Collins Station Lease

    In connection with the acquisition of the power generation assets from Commonwealth Edison, we assigned the right to purchase the Collins gas and oil-fired power plant to four third party entities. The third parties purchased the Collins Station for an aggregate price of $860 million and entered into leases of the plant with an affiliate of ours. Our affiliate entered into subleases of the plant with us. The subleases, which are being accounted for as a lease financing, each have an initial term of 33.75 years with payments due on a quarterly basis. The base sublease rent includes both a fixed and variable component, the variable component of which is affected by movements in defined interest rate indexes and the determination of such index as provided for under the related agreements. Under the terms of the subleases, we may request a lessor, at its option, to refinance the lessor's debt, which if completed would affect the base lease and sublease rent. If a lessor intends to sell its interest in the Collins Station, we have a first right of refusal to acquire the interest at fair market value.

Powerton and Joliet Facilities Sale-Leaseback

    In August 2000, we entered into a sale-leaseback transaction with respect to the Powerton and Joliet power facilities located in Illinois to third-party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), we make semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. Edison Mission Energy guarantees our payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, we have a first right of refusal to acquire the interest at fair market value. Under the terms of each lease, we may request a lessor, at its option, to refinance the lessor debt, which if completed would affect the base lease rent. We make lease payments from the principal and interest payments we receive on the loans to Edison Mission Energy of the proceeds from the sale of the ownership interests in the facilities as well as our cash flow from operating activities. We are also required to pay operating expenses and other expenses, including interest on and principal of our subordinated loans. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases.

Illinois Peaker Sale-Leaseback

    In July 2000, we entered into a sale-leaseback of equipment, primarily Illinois peaker power units, to a third party lessor for $300 million. Under the terms of the five-year lease, we have a fixed price purchase option at the end of the lease term of $300 million. Edison Mission Energy guaranteed our monthly payments under the lease. In connection with the sale-leaseback, Midwest Peaker Holdings, Inc., a subsidiary of Edison Mission Energy, purchased $255 million of notes issued by the lessor, which accrue interest at LIBOR plus 0.65% to 0.95%, depending on Edison Mission Energy's credit rating. The notes are due and payable in five years. The gain on the sale of the equipment has been deferred and is being amortized over the term of the operating lease.

New Generating Capacity

    As part of the purchase of the generating assets from Commonwealth Edison, Edison Mission Energy is committed to install one or more gas-fired power plants having an additional gross dependable capacity of 500 MW at Crawford Station, Fisk Station, the off-site Calumet Peaking site or at property in Illinois adjacent to those sites. The installation must be completed and the unit or units must be fully operational by December 15, 2003. The estimated cost to complete construction of the 500 MW gas-fired power plant is approximately $250 million. If Edison Mission Energy violates its obligation to install the new generating capacity, Commonwealth Edison may seek legal or equitable relief, including injunctive relief, to prevent Edison Mission Energy's violation of its obligation. If Edison Mission Energy decides to offer capacity and electric energy from the new units on a firm, committed basis, it must first offer it to Commonwealth Edison before it markets or sells the capacity and energy to anyone else. If Commonwealth Edison refuses Edison Mission Energy's offer, Edison Mission Energy may offer the energy and capacity to a third party. However, this does not preclude Commonwealth Edison from purchasing capacity and energy from Edison Mission Energy after an initial refusal.

Collective Bargaining Agreement

    We have begun negotiations with the union that represents our employees to replace the now expired collective bargaining agreement, covering wages and working conditions. Although we cannot predict the outcome of these negotiations, the union has authorized a strike. It is uncertain whether a strike will take place but we have contingency plans in place and plan to operate the power generation plants in the event a strike should take place. We believe that the impact on the operations of the power generation plants will not be material.

Changes in Interest Rates, Changes in Commodity Prices and Other Operating Risks

    Our primary market risk exposures arise from changes in commodity prices and interest rates. We manage these risks by using derivative financial instruments in accordance with established policies and procedures.

Commodity Price Risk

    With the exception of revenue generated by contracts with Exelon Generation, our revenues and results of operations during the estimated useful lives of the power plants will depend upon prevailing commodity prices in Illinois and neighboring markets. Among the factors that influence the commodity prices in Illinois are:

  •
  prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities that may be able to produce electricity at a lower cost;

  •
  transmission congestion in and to Illinois;

  •
  the market structure rules to be established for Illinois by an independent system operator;

  •
  the reliability and operation of nuclear generating plants in Illinois beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in Illinois and surrounding areas from time to time; and

  •
  the rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

    Virtually all our energy and capacity sales through the end of 2001 will be made under contract to Exelon Generation, and a significant portion will continue to be sold to Exelon Generation through the end of 2004. Exelon Generation has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004. Remaining energy and capacity will be sold under pricing provisions that are individually negotiated with customers by our marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. We may benefit from forward energy sales contracts entered into by our marketing affiliate depending on market conditions. As of March 31, 2001, we had not entered into forward energy sales contracts other than those with Exelon Generation.

    Under the Collins Station power purchase agreement, Exelon Generation purchases energy from us at fixed rate prices that vary from $30/MWhr to $34/MWhr plus a fuel adjustment based on market prices of natural gas for annual purchases greater than an annual threshold of 2.7 million MWhrs. This provision allows us to recover changes in the market price of natural gas above the annual threshold. However, we bear the risk of increases in market prices of natural gas below the annual threshold. Exelon Generation has the right under the power purchase agreement to purchase all the available production capability of the Collins Station. The Collins Station has the capability to burn fuel oil in lieu of natural gas, which enables us to use fuel oil when it costs less than natural gas. Due to the substantial increase in natural gas prices, we have increased our inventory of fuel oil and our affiliate has entered into futures contracts on our behalf to hedge against price increases of fuel oil for a substantial portion of our fuel requirements in 2001.

    Our risk management policy allows for the use of derivative financial instruments through our marketing affiliate to limit financial exposure to fuel prices for non-trading purposes. Our marketing affiliate's risk management activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with our risk management policies. Policies are in place that limit the amount of total net exposure that we may enter into at any point in time. Procedures exist which allow for monitoring of all commitments and positions with daily reporting to senior management. Our marketing affiliate performs a "value at risk" analysis in our daily business to measure, monitor and control our overall market risk exposure. The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, our marketing affiliate supplements this approach with industry "best practice" techniques including the use of stress testing and worst-case scenario analysis, as well as stop limits and counterparty credit exposure limits.

Interest Rate Risk

    Interest rate changes affect the cost of capital needed to operate the facilities and our lease costs under the Collins Station lease and lease of Illinois peaker power units. Based on the amount of variable rate debt and leases outstanding on March 31, 2001, a 10% increase or decrease in short-term interest rates at March 31, 2001 would increase or decrease our annual income before taxes by approximately $12.5 million.

Environmental Matters and Regulations

    We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that as of the date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings which may be taken by environmental authorities, could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. We cannot assure you that we would be able to recover these increased costs from our customers or that our financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    We expect that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, we anticipate upgrades to the environmental controls at the power generation plants to control nitrogen oxides emissions to result in expenditures of approximately $39 million for the remaining three quarters of 2001 and $386 million for the 2002 to 2005 period.

    On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's "new source review" requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States. Several states have joined these lawsuits. In addition, the United States Environmental Protection Agency has also issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, as well as other utilities, and also issued an administrative order to the Tennessee Valley Authority for similar violations at certain of its power plants. The Environmental Protection Agency has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including the prior owners of the Homer City plant, seeking to determine whether these utilities also engaged in activities that may have been in violation of the Clean Air Act's new source review requirements.

    To date, one utility, the Tampa Electric Company, has reached a formal agreement with the United States to resolve alleged new source review violations. Two other utilities, the Virginia Electric & Power Company and Cinergy Corp., have reached agreements in principle with the Environmental Protection Agency. In each case, the settling party has agreed to incur over $1 billion in expenditures over several years for the installation of additional pollution control, the retirement or repowering of coal-fired generating units, supplemental environmental projects and civil penalties. These agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years. The settling utilities have also agreed to pay civil penalties ranging from $3.5 million to $8.5 million.

    We have been in informal voluntary discussions with the Environmental Protection Agency relating to the power generation plants we purchased from Commonwealth Edison, which may result in the payment of civil fines. We cannot assure you that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties.

    A new ambient air quality standard was adopted by the Environmental Protection Agency in July 1997 to address emissions of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in nitrogen oxides and sulfur dioxides, although under the time schedule announced by the Environmental Protection Agency when the new standard was adopted, non-attainment areas were not to have been designated until 2002 and control measures to meet the standard were not to have been identified until 2005. In May 1999, the United States Court of Appeals for the District of Columbia Circuit held that Section 109(b)(1) of the Clean Air Act, the section of the Clean Air Act requiring the promulgation of national ambient air quality standards, as interpreted by the Environmental Protection Agency, was an unconstitutional delegation of legislative power. The Court of Appeals remanded both the fine particulate matter standard and the revised ozone standard to allow the EPA to determine whether it could articulate a constitutional application of Section 109(b)(1). On February 27, 2001, the Supreme Court, in Whitman v. American Trucking Associations,  Inc., reversed the Circuit Court's judgment on this issue and remanded the case back to the Court of Appeals to dispose of any other preserved challenges to the particulate matter and ozone standards. Accordingly, as the final application of the revised particulate matter ambient air quality standard is potentially subject to further judicial proceedings, the impact of this standard on our facilities is uncertain at this time.

    On December 20, 2000, the Environmental Protection Agency issued a regulatory finding that it is "necessary and appropriate" to regulate emissions of mercury and other hazardous air pollutants from coal-fired power plants. The agency has added coal-fired power plants to the list of source categories under Section 112(c) of the Clean Air Act for which "maximum available control technology" standards will be developed. Eventually, unless overturned or reconsidered, the Environmental Protection Agency will issue technology-based standards that will apply to every coal-fired unit owned by us or our affiliates in the United States. This section of the Clean Air Act provides only for technology-based standards, and does not permit market trading options. Until the standards are actually promulgated, the potential cost of these control technologies cannot be estimated, and we cannot evaluate the potential impact on the operations of our facilities.

    Since the adoption of the United Nations Framework on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton Administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. The Kyoto Protocol has not been submitted to the Senate for ratification, and the Bush administration has announced its opposition to the Kyoto Protocol. Apart from the Kyoto Protocol, we may be affected by future federal or state legislation related to controlling greenhouse gas emissions. In particular, the Illinois legislature is considering legislation that would require the Illinois Environmental Protection Agency and Illinois Pollution Control Board to develop and promulgate regulations to limit emissions of carbon dioxide (as well as sulfur dioxide, nitrogen oxides and mercury) from fossil fuel-fired electric generating plants. If the United States ratifies the Kyoto Protocol or we otherwise become subject to limitations on emissions of carbon dioxide from our plants, these requirements could have a significant impact on our operations.

    The Comprehensive Environmental Response, Compensation, and Liability Act, which is also known as CERCLA, and similar state statutes require the cleanup of sites from which there has been a release or threatened release of hazardous substances. As of the date of this report, we are unaware of any material liabilities under CERCLA or similar state statutes; however, we cannot assure you that we will not incur CERCLA liability or similar state law liability in the future.

Recent Developments

    On April 18, 2001, Unit 6 at the Joliet Station (314 MW) was taken offline after a coal-dust explosion occurred in the building housing the unit. The repairs were completed and the unit restored to commercial operations on May 24, 2001. Under our insurance program, we are obligated for the property damage insurance deductible of $2 million, which approximates the estimated repair costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a complete discussion of market risk sensitive instruments, refer to "Changes in Interest Rates, Changes in Commodity Prices and Other Operating Risks" in Management's Discussion and Analysis of Financial Condition of Midwest Generation, LLC of Midwest Generation, LLC's Form S-4 filed with the Securities and Exchange Commission on April 20, 2001. Management believes that at March 31, 2001, there has been no material change to this information.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Generation, LLC
(Registrant)

Date:	June 15, 2001	/s/ KEVIN M. SMITH KEVIN M. SMITH Vice President and Manager

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
STATEMENT OF OPERATIONS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES