Form 10-Q
period 2001-06-30
MIDWEST GENERATION LLC
filed 2001-08-14
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-59348

Midwest Generation, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0868558 (I.R.S. Employer Identification No.)
One Financial Place 440 South LaSalle Street, Suite 3500 Chicago, Illinois (Address of principal executive offices)	60605 (Zip Code)

Registrant's telephone number, including area code: (312) 583-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of units outstanding of the registrant's Membership Interests as of August 13, 2001: 100 uints (all units held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$58,716	$15,699
Due from affiliates	76,438	134,609
Accounts receivable	158,345	70,826
Fuel inventory	91,104	38,677
Spare parts inventory	15,770	15,452
Interest receivable from affiliate	60,465	16,864
Other current assets	9,160	6,454
Assets under price risk management	11,423	—

Total current assets	481,421	298,581

Property, Plant and Equipment	4,932,889	4,902,549
Less accumulated depreciation	219,209	137,748

Net property, plant and equipment	4,713,680	4,764,801

Other Assets
Notes receivable from affiliate	1,667,000	1,667,000
Deferred taxes	52,149	—

Total other assets	1,719,149	1,667,000

Total Assets	$6,914,250	$6,730,382

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$18,456	$14,600
Accrued liabilities	64,203	139,345
Due to affiliates	5,634	3,821
Interest payable	86,587	56,242
Interest payable to affiliates	141,241	25,455
Liabilities under price risk management	26,653	—
Current portion of lease financing	8,881	20,967

Total current liabilities	351,655	260,430

Subordinated revolving line of credit with affiliate	1,925,819	1,942,239
Subordinated long-term debt with affiliate	1,820,808	1,576,456
Lease financing, net of current portion	2,184,669	2,188,821
Deferred taxes	—	12,837
Deferred coal and transportation costs	89,464	100,949
Benefit plans and other	97,919	98,750

Total Liabilities	6,470,334	6,180,482

Commitments and Contingencies (Note 5)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	663,157	658,631
Accumulated deficit	(232,647)	(108,731)
Accumulated other comprehensive income	13,406	—

Total Member's Equity	443,916	549,900

Total Liabilities and Member's Equity	$6,914,250	$6,730,382

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$143,013	$141,411	$185,517	$183,751
Energy revenues	121,654	126,963	248,930	217,809
Loss from price risk management	(13,695)	—	(8,168)	—

Total operating revenues	250,972	268,374	426,279	401,560

Operating Expenses
Fuel	105,199	92,215	199,842	159,857
Plant operations	106,651	87,172	198,885	175,826
Depreciation and amortization	41,261	41,355	81,461	84,486
Administrative and general	6,492	4,944	11,032	9,549

Total operating expenses	259,603	225,686	491,220	429,718

Operating income (loss)	(8,631)	42,688	(64,941)	(28,158)

Other Income (Expense)
Interest and other income (expense)	32,992	(178)	66,510	(247)
Interest expense	(100,320)	(79,511)	(202,752)	(157,032)

Total other income (expense)	(67,328)	(79,689)	(136,242)	(157,279)

Loss before income taxes	(75,959)	(37,001)	(201,183)	(185,437)
Benefit for income taxes	29,163	14,122	77,267	72,410

Net Loss	$(46,796)	$(22,879)	$(123,916)	$(113,027)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Loss	$(46,796)	$(22,879)	$(123,916)	$(113,027)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative unrealized holding gains upon adoption of a change in accounting principle, net of income tax expense of $15,870 for the three months and six months ended June 30, 2001	—	—	20,834	—
Other unrealized holding gains arising during period, net of income tax expense of $430 for the three months and six months ended June 30, 2001	—	—	611	—
Less: reclassification adjustment for gains included in net loss, net of income tax expense of $3,571 and $2,098 for the three months and six months ended June 30, 2001, respectively	(5,063)	—	(8,039)	—

Comprehensive Loss	$(51,859)	$(22,879)	$(110,510)	$(113,027)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(123,916)	$(113,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,461	84,486
Non-cash contribution of services	4,526	3,760
Deferred taxes	(64,986)	(69,942)
Decrease (increase) in due to/from affiliates	59,984	(138,136)
Increase in accounts receivable	(87,519)	(7,937)
Decrease (increase) in inventory	(52,745)	32,635
Increase in interest receivable from affiliate	(43,601)	—
Decrease (increase) in other assets	(2,706)	481
Increase in accounts payable	3,856	10,652
Increase (decrease) in accrued liabilities	(75,142)	44,502
Increase in interest payable	146,131	123,893
Decrease in other liabilities	(12,316)	(12,572)
Increase in net liabilities under price risk management	28,636	—

Net cash used in operating activities	(138,337)	(41,205)

Cash Flows From Financing Activities
Proceeds from issuance of subordinated long-term debt with affiliate	244,352	63,483
Borrowings from subordinated revolving line of credit with affiliate	73,538	99,574
Repayments of subordinated revolving line of credit with affiliate	(89,958)	—
Repayment of capital lease obligation	(16,238)	—

Net cash provided by financing activities	211,694	163,057

Cash Flows From Investing Activities
Capital expenditures	(30,340)	(82,293)
Sale of assets	—	32

Net cash used in investing activities	(30,340)	(82,261)

Net increase in cash and cash equivalents	43,017	39,591
Cash and cash equivalents at beginning of period	15,699	72

Cash and cash equivalents at end of period	$58,716	$39,663

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

    We have made all adjustments, including recurring accruals, that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Note 2. Change in Accounting

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical coal contracts qualify under this exception although under a proposed interpretation by the Derivative Implementation Group (referred to as C16), some of our coal contracts related to variable quantities may no longer qualify if adopted. The power purchase agreements with Exelon Generation Company did not qualify as derivatives. In 2000, our affiliate entered into calendar year 2001 financial options as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. Upon adoption of SFAS No. 133, the deferred gain of $20.8 million, after tax, which existed at the point we determined the purchase of natural gas being hedged by these options was no longer probable, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

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

Note 4. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	13,406	13,406

Balance at June 30, 2001 (Unaudited)	$13,406	$13,406

    Unrealized gains (losses) on derivatives at June 30, 2001 consist of a deferred gain, after tax, related to calendar year 2001 financial options entered into in 2000 as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. This gain will be recognized into earnings during 2001 based on the earlier of the date it is probable that we will not purchase natural gas or the date of the occurrence of the original anticipated transaction.

Note 5. Commitments and Contingencies

Power Purchase Agreements

    Electric power generated at the power generation assets purchased from Commonwealth Edison is sold under three power purchase agreements with Exelon Generation in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. The agreements, which began on December 15, 1999, and have a term of up to five years, provide for capacity and energy payments. Exelon Generation is obligated to make a capacity payment for the power generation plants under contract and an energy payment for the electricity produced by these plants. The capacity payment provides the power generation plants revenue for fixed charges, and the energy payment compensates the power generation plants for variable costs of production. Exelon Generation has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004. In June 2001, Exelon Generation provided us notice to continue the agreement related to the coal units for 2002. If Exelon Generation does not fully dispatch the power generation plants under contract, the power generation plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third-party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

    On April 30, 2001, Edison Mission Energy (our indirect parent) applied to the Federal Energy Regulatory Commission seeking approval of the transfer of its stock from its parent to a new wholly-owned subsidiary, Mission Energy Holding Company. The application was approved on May 14, 2001. Prior to the approval, Commonwealth Edison and Exelon Generation, among others, filed a motion to intervene in our application. The Federal Energy Regulatory Commission approval found that our proposed reorganization was consistent with the public interest and rejected the conditions sought by

Commonwealth Edison and Exelon Generation. On June 8, 2001, the Illinois Commerce Commission filed a request for rehearing of the Federal Energy Regulatory Commission order approving the application asserting that the Federal Energy Regulatory Commission erred in failing to consider the transaction's effect on reliability of electric service. The Federal Energy Regulatory Commission rejected the Illinois Commerce Commission's request in an order issued July 9, 2001. No other requests for rehearing were filed prior to the applicable deadline, which passed on June 13, 2001.

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

Collective Bargaining Agreement

    We are currently in negotiations with the union that represents our employees to replace the now expired collective bargaining agreement, covering wages and working conditions. Although we cannot predict the outcome of these negotiations, the union authorized a strike, which began on June 28, 2001. We have contingency plans in place and are operating the power generation plants during the strike. We believe that the impact of the strike on the operations of the power generation plants will not be material.

Environmental Matters and Regulations

    We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that as of the date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings which may be taken by environmental authorities, could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. There is no assurance that we would be able to recover these increased costs from our customers or that our financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    We expect that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, we anticipate upgrades to the environmental controls at the power generation plants to control nitrogen oxides emissions to result in expenditures of approximately $22 million for the remaining six months of 2001 and $386 million for the 2002 to 2005 period.

Note 6. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash paid for interest	$56,621	$11,609
Cash paid for income taxes	—	—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Operating Revenues

    Operating revenues decreased $17.4 million and increased $24.7 million for the second quarter and six months ended June 30, 2001, respectively, compared to the corresponding periods of 2000. Energy and capacity sales were made to Exelon Generation, the successor in interest to Commonwealth Edison, under the power purchase agreements. For the first six months of 2001, 98% of our total capacity and energy revenues were derived under our three power purchase agreements with Exelon Generation. Operating revenues decreased during the second quarter as compared with the same period in the previous year due to decreased generation from the coal plants that were dispatched less in the current year as a result of lower market prices during the second quarter of 2001. Operating revenues increased during the six-month period ended June 30, 2001, compared to the corresponding period in 2000 due to increased generation from the coal plants that were dispatched more as a result of higher market prices during the six-month period ended June 30, 2001. The coal plants generated 6,193 GWhr and 13,143 GWhr of electricity during the second quarter and six months ended June 30, 2001, respectively, compared to generating 6,501 GWhr and 11,978 GWhr of electricity in the corresponding periods in 2000. The availability factor for the six months ended June 30, 2001 was 75.4%, compared to 70.9% for the corresponding period in 2000. The weighted average price for energy was $26.27/MWh for the six months ended June 30, 2001, compared to $26.62/MWh for the same period in 2000.

    Losses from price risk management activities were $13.7 million and $8.2 million for the second quarter and six months ended June 30, 2001, respectively. There were no comparable gains or losses for the same periods in prior years. The losses primarily resulted from the change in market value of our futures contracts with respect to fuel purchases that did not qualify for hedge accounting under SFAS No. 133.

Operating Expenses

    Operating costs increased $33.9 million and $61.5 million for the second quarter and six months ended June 30, 2001, respectively, compared to the corresponding periods of the prior year. The increase was primarily due to higher fuel costs. The increase in fuel costs was primarily due to higher natural gas and fuel oil prices.

    Plant operations expense increased $19.5 million and $23.1 million for the second quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. This increase resulted from higher major maintenance costs at some of the power generation plants during the six-month period ended June 30, 2001.

    Depreciation and amortization expense decreased $0.1 million and $3.0 million for the second quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decrease resulted from lower depreciation expense related to the sale-leaseback transaction for the Illinois peaker power units to a third-party lessor in July 2000.

Other Income (Expense)

    Interest income and other income (expense) increased $33.2 million and $66.8 million for the second quarter and six months ended June 30, 2001, respectively, compared to the same prior year periods. The increase consisted primarily of interest income from loans to Edison Mission Energy, which occurred from the proceeds of our sale-leaseback transactions and from short-term investments.

    Interest expense increased $20.8 million and $45.7 million for the second quarter and six months ended June 30, 2001, respectively, compared to the same prior year periods. Interest expense primarily relates to borrowings from Edison Mission Overseas Co. under the subordinated loan agreements discussed below and interest expense related to the lease financings of the Collins, Powerton and Joliet Stations.

Benefit For Income Taxes

    We had an effective income tax benefit rate in the first six months of 2001 of 38%, compared to a rate of 39% in the same period in 2000. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from tax sharing agreements with our indirect parent, Edison International.

Net Losses

    Net losses increased $23.9 million and $10.9 million for the second quarter and six months ended June 30, 2001, respectively, compared to the same prior year periods. Although we expect to generate cash flow from operations, we expect to incur losses after depreciation, amortization and interest expense for several years. Our future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of our operating expenses.

Statement of Financial Accounting Standards No. 133

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical coal contracts qualify under this exception although under a proposed interpretation by the Derivative Implementation Group (referred to as C16), some of our coal contracts related to variable quantities may no longer qualify if adopted. The power purchase agreements with Exelon Generation did not qualify as derivatives. In 2000, our affiliate entered into calendar year 2001 financial options as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. Upon adoption of SFAS No. 133, the deferred gain of $20.8 million, after tax, which existed at the point we determined the purchase of natural gas being hedged by these options was no longer probable, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

Liquidity and Capital Expenditures

    Net cash used in operating activities increased to $138.3 million for the six-month period ended June 30, 2001 from $41.2 million for the six-month period ended June 30, 2000. The increase is primarily due to higher working capital requirements, offset primarily due to the collection of receivables from our marketing affiliate. Net working capital was $129.7 million at June 30, 2001 and $38.2 million at December 31, 2000.

    Net cash used in investing activities decreased to $30.3 million for the six months ended June 30, 2001 from $82.3 million for the six months ended June 30, 2000. The decrease is primarily due to the upgrading of plant equipment during the first two quarters of 2000 following the acquisition of the power generation assets in December 1999. We expect to spend approximately $46 million for the remaining six months of 2001 on capital expenditures, including environmental expenditures disclosed under "—Environmental Matters and Regulations." These capital expenditures are planned to be financed by cash generated from operations.

    Net cash provided by financing activities increased to $211.7 million for the six months ended June 30, 2001 from $163.1 million for the six months ended June 30, 2000. The increase primarily resulted from increased net borrowings under the subordinated revolving line of credit.

Other Commitments and Contingencies

Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

    We have guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.8 billion at June 30, 2001. Our parent also pledged the membership interests in us to the lenders in connection with the third-party debt arrangements.

Collins Station Lease

    In connection with the acquisition of the power generation assets from Commonwealth Edison, we assigned the right to purchase the Collins gas and oil-fired power plant to four third-party entities. The third parties purchased the Collins Station for an aggregate price of $860 million and entered into leases of the plant with an affiliate of ours. Our affiliate entered into subleases of the plant with us. The subleases, which are being accounted for as a lease financing, each have an initial term of 33.75 years with payments due on a quarterly basis. The base sublease rent includes both a fixed and variable component, the variable component of which is affected by movements in defined interest rate indexes and the determination of such index as provided for under the related agreements. Under the terms of the subleases, we may request a lessor, at its option, to refinance the lessor's debt, which if completed would affect the base lease and sublease rent. If a lessor intends to sell its interest in the Collins Station, we have a first right of refusal to acquire the interest at fair market value.

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

Illinois Peaker Sale-Leaseback

    In July 2000, we entered into a sale-leaseback of equipment, primarily Illinois peaker power units, to a third-party lessor for $300 million. Under the terms of the five-year lease, we have a fixed price purchase option at the end of the lease term of $300 million. Edison Mission Energy guaranteed our monthly payments under the lease. In connection with the sale-leaseback, Midwest Peaker Holdings, Inc., a subsidiary of Edison Mission Energy, purchased $255 million of notes issued by the lessor, which accrue interest at LIBOR plus 0.65% to 0.95%, depending on Edison Mission Energy's credit rating. The notes are due and payable in 2005. The gain on the sale of the equipment has been deferred and is being amortized over the term of the operating lease.

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

Collective Bargaining Agreement

    We are currently in negotiations with the union that represents our employees to replace the now expired collective bargaining agreement, covering wages and working conditions. Although we cannot predict the outcome of these negotiations, the union authorized a strike, which began on June 28, 2001. We have contingency plans in place and are operating the power generation plants during the strike. We believe that the impact of the strike on the operations of the power generation plants will not be material.

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

    Virtually all our energy and capacity sales through the end of 2001 will be made under contract to Exelon Generation, and a significant portion are likely to be sold to Exelon Generation through the end of 2004. Exelon Generation has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004. In June 2001, Exelon Generation provided us notice to continue the agreement related to the coal units for 2002. Remaining energy and capacity will be sold under pricing provisions that are individually negotiated with customers by our marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. We may benefit from forward energy sales contracts entered into by our marketing affiliate depending on market conditions. As of June 30, 2001, we had not entered into forward energy sales contracts other than those with Exelon Generation.

    Under the Collins Station power purchase agreement, Exelon Generation purchases energy from us at fixed rate prices that vary from $30/MWhr to $34/MWhr plus a fuel adjustment based on market prices of natural gas for annual purchases greater than an annual threshold of 2.7 million MWhrs. This provision allows us to recover changes in the market price of natural gas above the annual threshold. However, we bear the risk of increases in market prices of natural gas below the annual threshold. Exelon Generation has the right under the power purchase agreement to purchase all the available production capability of the Collins Station. The Collins Station has the capability to burn fuel oil in lieu of natural gas, which enables us to use fuel oil when it costs less than natural gas. Due to higher natural gas prices, we have increased our inventory of fuel oil and our affiliate has entered into futures contracts on our behalf to hedge against price increases of fuel oil for a substantial portion of our fuel requirements in 2001.

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

Interest Rate Risk

    Interest rate changes affect the cost of capital needed to operate the facilities and our lease costs under the Collins Station lease and lease of Illinois peaker power units. Based on the amount of variable rate debt and leases outstanding on June 30, 2001, a 10% increase or decrease in short-term interest rates at June 30, 2001 would increase or decrease our annual income before taxes by approximately $10.1 million.

Environmental Matters and Regulations

    We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that as of the date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings which may be taken by environmental authorities, could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. There is no assurance that we would be able to recover these increased costs from our customers or that our financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    We expect that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, we anticipate upgrades to the environmental controls at the power generation plants to control nitrogen oxides emissions to result in expenditures of approximately $22 million for the remaining six months of 2001 and $386 million for the 2002 to 2005 period.

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

    We have been in informal voluntary discussions with the Environmental Protection Agency relating to the power generation plants we purchased from Commonwealth Edison, which may result in the payment of civil fines. There is no assurance that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties. In May 2001, President Bush issued a directive for a 90-day review of new source review "interpretation and implementation" by the Administrator of the Environmental Protection Agency and the Secretary of the U.S. Department of Energy. President Bush also directed the Attorney General to review ongoing new source review legal actions to "ensure" they are "consistent with the Clean Air Act and its regulations." Both actions were recommendations detailed within the Bush Administration's "National Energy Policy Task Force Report."

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

    In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The study, which is to be submitted between September 30, 2003 and September 30, 2004, also requires an evaluation of incentives to promote renewable energy and the establishment of a banking system for certifying credits from voluntary reductions of greenhouse gases. The law allows the Illinois Environmental Protection Agency to propose regulations based on its findings no sooner than ninety days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations. Until the Illinois Environmental Protection Agency issues its findings and proposes regulations in accordance with the findings, if such regulations are proposed, we cannot evaluate the potential impact of this legislation on the operations of our facilities.

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

    The Kyoto Protocol has yet to be submitted to the U.S. Senate for ratification. In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. Various bills have been, and are expected to be, introduced in Congress to address some of these implementing guidelines and other aspects of climate change. Apart from the Kyoto Protocol, we may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions.

    If we do become subject to limitations on emissions of carbon dioxide from our fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on their operations.

    The Environmental Protection Agency proposed rules establishing standards for the location, design, construction and capacity of cooling water intake structures at new facilities, including steam electric power plants. Under the terms of a consent decree entered into by the U.S. District Court for the Southern District of New York in Riverkeeper, Inc. v. Whitman, these regulations must be adopted by November 9, 2001. The consent decree also requires the agency to propose similar regulations for existing facilities by February 28, 2002, and finalize those regulations by August 28, 2003. Until the final standards are promulgated, we cannot determine their impact on our facilities or estimate the potential cost of compliance.

    The Comprehensive Environmental Response, Compensation, and Liability Act, which is also known as CERCLA, and similar state statutes require the cleanup of sites from which there has been a release or threatened release of hazardous substances. As of the date of this report, we are unaware of any material liabilities under CERCLA or similar state statutes; however, there is no assurance that we will not incur CERCLA liability or similar state law liability in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a complete discussion of market risk sensitive instruments, refer to "Changes in Interest Rates, Changes in Commodity Prices and Other Operating Risks" in Management's Discussion and Analysis of Financial Condition of Midwest Generation, LLC of Midwest Generation, LLC's Form S-4 filed with the Securities and Exchange Commission on April 20, 2001. Management believes that at June 30, 2001, there has been no material change to this information.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
10.93.1	Amendment One to Subordinated Loan Agreement, dated as of May 22, 2001, by and among Midwest Generation, LLC and Edison Mission Overseas Co.
10.94.1	Amendment One to Subordinated Revolving Loan Agreement, dated as of May 22, 2001, by and among Midwest Generation, LLC and Edison Mission Overseas Co.
(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Generation, LLC
(Registrant)

Date:	August 13, 2001	/s/ KEVIN M. SMITH KEVIN M. SMITH Vice President and Manager

QuickLinks

FORM 10-Q
TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC STATEMENTS OF OPERATIONS (In thousands)
MIDWEST GENERATION, LLC STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
MIDWEST GENERATION, LLC STATEMENTS OF CASH FLOWS (In thousands)
MIDWEST GENERATION, LLC NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES