Form 10-Q
period 2001-09-30
MIDWEST GENERATION LLC
filed 2001-11-14
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Number of units outstanding of the registrant's Membership Interests as of November 13, 2001: 100 units (all units held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$50,207	$15,699
Due from affiliates	76,438	134,609
Accounts receivable	159,756	70,826
Fuel inventory	69,206	38,677
Spare parts inventory	18,002	15,452
Interest receivable from affiliate	31,450	16,864
Other current assets	14,198	6,454
Assets under price risk management	10,079	—

Total current assets	429,336	298,581

Property, Plant and Equipment	4,944,602	4,902,549
Less accumulated depreciation	262,173	137,748

Net property, plant and equipment	4,682,429	4,764,801

Other Assets
Notes receivable from affiliate	1,667,000	1,667,000
Deferred taxes	—	—

Total other assets	1,667,000	1,667,000

Total Assets	$6,778,765	$6,730,382

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$30,843	$14,600
Accrued liabilities	65,079	139,345
Due to affiliates	8,477	3,821
Interest payable	60,881	56,242
Interest payable to affiliates	21,588	25,455
Liabilities under price risk management	28,633	—
Current portion of lease financing	8,792	20,967

Total current liabilities	224,293	260,430

Subordinated revolving line of credit with affiliate	1,930,519	1,942,239
Subordinated long-term debt with affiliate	1,725,808	1,576,456
Lease financing, net of current portion	2,182,756	2,188,821
Deferred taxes	1,712	12,837
Deferred coal and transportation costs	84,574	100,949
Benefit plans and other	97,467	98,750

Total Liabilities	6,247,129	6,180,482

Commitments and Contingencies (Note 5)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	666,556	658,631
Accumulated deficit	(135,933)	(108,731)
Accumulated other comprehensive income	1,013	—

Total Member's Equity	531,636	549,900

Total Liabilities and Member's Equity	$6,778,765	$6,730,382

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$340,319	$341,780	$525,836	$525,531
Energy revenues	147,742	155,409	396,672	373,217
Loss from price risk management	(12,600)	—	(20,768)	—

Total operating revenues	475,461	497,189	901,740	898,748

Operating Expenses
Fuel	109,194	124,879	309,036	284,736
Plant operations	95,111	79,483	293,996	255,309
Depreciation and amortization	42,964	42,506	124,425	126,992
Administrative and general	7,241	6,640	18,273	16,189

Total operating expenses	254,510	253,508	745,730	683,226

Operating income	220,951	243,681	156,010	215,522

Other Income (Expense)
Interest and other income	32,525	17,076	99,035	16,829
Interest expense	(96,284)	(94,180)	(299,036)	(251,212)

Total other income (expense)	(63,759)	(77,104)	(200,001)	(234,383)

Income (loss) before income taxes	157,192	166,577	(43,991)	(18,861)
Provision (benefit) for income taxes	60,478	66,626	(16,789)	(5,784)

Net Income (Loss)	$96,714	$99,951	$(27,202)	$(13,077)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Income (Loss)	$96,714	$99,951	$(27,202)	$(13,077)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $15,870 for the nine months ended September 30, 2001	—	—	20,834	—
Other unrealized holding gains arising during period, net of income tax expense of $430 for the nine months ended September 30, 2001	—	—	611	—
Reclassification adjustment for gains included in net loss, net of income tax expense of $8,741 and $14,410 for the three months and nine months ended September 30, 2001, respectively	(12,393)	—	(20,432)	—

Comprehensive Income (Loss)	$84,321	$99,951	$(26,189)	$(13,077)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(27,202)	$(13,077)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	124,425	126,992
Non-cash contribution of services	7,925	5,790
Deferred taxes	(11,125)	26,615
Loss on sale of assets	—	713
(Increase) decrease in due to/from affiliates	62,827	(26,344)
Increase in accounts receivable	(88,930)	(133,597)
(Increase) decrease in inventory	(33,079)	31,605
Increase in interest receivable from affiliate	(14,586)	(16,822)
Increase in other assets	(7,744)	(12,513)
Increase in accounts payable	16,243	3,228
Increase (decrease) in accrued liabilities	(74,266)	50,101
Increase in interest payable	772	56,639
Decrease in other liabilities	(17,658)	(19,020)
Increase in net liabilities under price risk management	19,567	—

Net cash provided by (used in) operating activities	(42,831)	80,310

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	264,352	71,000
Repayment of subordinated long-term debt with affiliate	(115,000)	(15,109)
Borrowings from subordinated revolving line of credit with affiliate	78,538	122,240
Repayments of subordinated revolving line of credit with affiliate	(90,258)	—
Repayment of capital lease obligation	(18,240)	—

Net cash provided by financing activities	119,392	178,131

Cash Flows From Investing Activities
Capital expenditures	(42,053)	(119,709)
Proceeds from sale of assets	—	32

Net cash used in investing activities	(42,053)	(119,677)

Net increase in cash and cash equivalents	34,508	138,764
Cash and cash equivalents at beginning of period	15,699	72

Cash and cash equivalents at end of period	$50,207	$138,836

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

    We have made all adjustments, including recurring accruals, that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Note 2. Change in Accounting

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical coal contracts currently qualify under this exception. The power purchase agreements with Exelon Generation Company did not qualify as derivatives. In 2000, our affiliate entered into calendar year 2001 financial options as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. Upon adoption of SFAS No. 133, the deferred gain of $20.8 million, after tax, which existed at the point we determined the purchase of natural gas being hedged by these options was no longer probable, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

    Currently, we are using the normal sales and purchases exception for our physical coal contracts. However, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C16 precludes contracts which have variable quantities from qualifying under the normal sales and purchases exception. Accordingly, we are evaluating the impact of this implementation guidance, which will be effective on April 1, 2002.

Note 3. Subordinated Revolving Line of Credit

    In December 1999, we entered into a subordinated revolving loan agreement, referred to as the Subordinated Revolving Line of Credit, with an affiliate, Edison Mission Overseas Co., for up to $2 billion. Amounts outstanding under the Subordinated Revolving Line of Credit bear interest at eight percent per annum with payments due quarterly. The outstanding principal balance is due in 2034. On May 22, 2001, the Subordinated Revolving Line of Credit was increased to $2.5 billion.

Note 4. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	1,013	1,013

Balance at September 30, 2001 (Unaudited)	$1,013	$1,013

    Unrealized gains (losses) on derivatives at September 30, 2001 consist of a deferred gain, after tax, related to calendar year 2001 financial options entered into in 2000 as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. This gain is being recognized into earnings during 2001 based on the earlier of the date it is probable that we will not purchase natural gas or the date of the occurrence of the original anticipated transaction.

Note 5. Commitments and Contingencies

Power Purchase Agreements

    Electric power generated at the power generation assets purchased from Commonwealth Edison is sold under three power purchase agreements with Exelon Generation Company in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. We initially entered into agreements with Commonwealth Edison on December 15, 1999, and they were subsequently assigned to Exelon Generation in January 2001. The power purchase agreements have a term of up to five years and provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the power generation plants under contract and energy payments for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the power generation plants revenue for fixed charges, and the energy payments compensate the power generation plants for variable costs of production. Exelon Generation has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004. Exelon Generation provided us notice to continue the agreement related to the coal units and the Collins Station for 2002. In October 2001, Exelon Generation terminated the power purchase agreement for the peaker units with respect to 309 megawatts of oil peakers, effective January 2002, but continued the agreement for all other peaker plants for 2002. If Exelon Generation does not fully dispatch the power generation plants under contract, the power generation plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third-party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

    Pursuant to the acquisition documents for the purchase of the power generating assets from Commonwealth Edison, Edison Mission Energy committed to install one or more gas-fired power plants having an additional gross dependable capacity of 500 megawatts (MW) at Crawford Station, Fisk Station, the off-site Calumet Peaking site or at property in Illinois adjacent to those sites. The installation must be completed and the unit or units must be fully operational by December 15, 2003. The estimated cost to complete construction of the 500 MW gas-fired power plant is approximately $300 million.

Collective Bargaining Agreement

    Between early June and mid-October of 2001, we have been in negotiations with the union that represents our employees to replace the expired collective bargaining agreement, covering wages and working conditions. The union authorized a strike that began on June 28, 2001. We operated the power generation plants during the strike. Negotiations have concluded with a new four-year agreement that was ratified by our represented employees on October 16, 2001. Pursuant to our reinstatement process, employees began returning to work on October 22, 2001.

Environmental Matters and Regulations

    We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that, as of the date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings which may be taken by environmental authorities, could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. There is no assurance that we would be able to recover these increased costs from our customers or that our financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    We expect that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, we anticipate upgrades to the environmental controls to reduce nitrogen oxides emissions at the power generation plants to result in expenditures of approximately $11 million for the remaining three months of 2001 and $389 million for the 2002 to 2005 period.

Note 6. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)
Cash paid for interest	$298,264	$194,573
Cash paid for income taxes	—	—

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

    Concurrent with the acquisition, we assigned our right to purchase the Collins Station, a 2,698 megawatt (MW) gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of ours leased and we subleased the Collins Station. Each of the leases and subleases has an initial term of 33.75 years. These subleases have been accounted for as a lease financing for accounting purposes.

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

    In connection with the acquisition of these power generation assets, we entered into three five-year power purchase agreements for the coal-fired stations, the Collins Station, and the peaker stations. We currently derive a substantial majority of our revenue from the sale of energy and capacity to Exelon Generation under these power purchase agreements. We have entered into a contract with a marketing affiliate for scheduling and related services and to market energy that is permitted to be sold under the power purchase agreements with Exelon Generation and to engage in hedging activities. The marketing affiliate also purchases fuel, other than coal, and enters into fuel hedging arrangements on our behalf.

    Under the terms of the power purchase contracts with Exelon Generation, we receive significantly higher capacity payments during June through September, the summer months. Accordingly, our operating results are substantially higher during these months and lower, including expected losses, during non-summer months.

Results of Operations

Operating Revenues

    Operating revenues decreased $21.7 million and increased $3.0 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the corresponding periods of 2000. Energy and capacity sales were made to Exelon Generation, the successor in interest to Commonwealth Edison, under the power purchase agreements. For the first nine months of 2001, 99% of our total capacity and energy revenues were derived under our three power purchase agreements with Exelon Generation. Operating revenues decreased during the third quarter as compared with the same period in the previous year due to decreased generation from the coal plants that were dispatched less in the current year as a result of lower market prices during the third quarter of 2001. Operating revenues increased during the nine-month period ended September 30, 2001, compared to the corresponding period in 2000 due to increased generation from the coal plants that were dispatched more as a result of higher market prices during the early part of 2001. The coal plants generated 7,589 GWh and 20,732 GWh of electricity during the third quarter and nine months ended September 30, 2001, respectively, compared to generating 8,308 GWh and 20,286 GWh of electricity in the corresponding periods in 2000. The availability factor for the nine months ended September 30, 2001 was 81.4%, compared to 79.3% for the corresponding period in 2000. The weighted average price for energy was $49.52/MWh during the third quarter of 2001, compared to $46.11/MWh for the same period in 2000. The weighted average price for energy was $34.79/MWh for the nine months ended September 30, 2001, compared to $34.38/MWh for the same period in 2000. The increase in the weighted average price for energy is due to capacity and energy price escalation.

    Losses from price risk management activities were $12.6 million and $20.8 million for the third quarter and nine months ended September 30, 2001, respectively. There were no comparable gains or losses for the same periods in prior years. The losses primarily resulted from the change in market value of our futures contracts with respect to a portion of our anticipated fuel purchases through 2002 that did not qualify for hedge accounting under SFAS No. 133.

Operating Expenses

    Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. Fuel costs decreased $15.7 million for the third quarter ended September 30, 2001, compared to the corresponding period in 2000. The decrease for the third quarter ended September 30, 2001 was the result of lower fuel requirements due to decreased generation. Fuel costs increased $24.3 million for the nine months ended September 30, 2001, compared to the same period in 2000. The increase for the nine months ended September 30, 2001 was primarily due to higher natural gas and fuel oil prices.

    Plant operations expense increased $15.6 million and $38.7 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increase for the third quarter ended September 30, 2001 was primarily due to maintenance costs from planned outages and costs of additional security related to the strike. The increase for the nine months ended September 30, 2001 was primarily due to major maintenance costs from planned outages scheduled in 2001.

    Depreciation and amortization expense increased $0.5 million and decreased $2.6 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease for the nine months ended September 30, 2001, resulted from lower depreciation expense related to the sale-leaseback transaction for the Illinois peaker power units to a third-party lessor in July 2000.

Other Income (Expense)

    Interest and other income increased $15.4 million and $82.2 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increase consisted primarily of interest income from loans to Edison Mission Energy, which occurred from the proceeds of our sale-leaseback transactions and from short-term investments.

    Interest expense increased $2.1 million and $47.8 million for the third quarter and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Interest expense primarily relates to borrowings from Edison Mission Overseas Co. under the subordinated loan agreements discussed below and interest expense related to the lease financings of the Collins, Powerton and Joliet Stations. Interest expense for the three months ended September 30, 2001 increased due to the Powerton and Joliet sale-leaseback completed in August 2000, partially offset by lower interest rates on the borrowings under the subordinated loans. Interest expense for the nine months ended September 30, 2001 increased due to the Powerton and Joliet sale-leaseback completed in August 2000.

Provision (Benefit) For Income Taxes

    We had an effective income tax benefit rate in the first nine months of 2001 of 38%, compared to a rate of 31% in the same period in 2000. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from tax sharing agreements with our indirect parent, Edison International.

Net Income (Loss)

    Net income decreased $3.2 million for the third quarter and net losses increased $14.1 million for the nine months ended September 30, 2001, compared to the same periods in 2000. Although we expect to generate cash flow from operations, we expect to incur losses after depreciation, amortization and interest expense for several years. Our future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of our operating expenses.

Statement of Financial Accounting Standards No. 133

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical coal contracts qualified under this exception. The power purchase agreements with Exelon Generation did not qualify as derivatives. In 2000, our affiliate entered into calendar year 2001 financial options as a hedge of our price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, we determined that it was no longer probable that we would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when we originally projected our 2001 gas needs and the fact that we can use fuel oil interchangeably with natural gas at the Collins Station. Upon adoption of SFAS No. 133, the deferred gain of $20.8 million, after tax, which existed at the point we determined the purchase of natural gas being hedged by these options was no longer probable, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

    Currently, we are using the normal sales and purchases exception for our physical coal contracts. However, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C16 precludes contracts which have variable quantities from qualifying under the normal sales and purchases exception. Accordingly, we are evaluating the impact of this implementation guidance, which will be effective on April 1, 2002.

Liquidity and Capital Expenditures

    Net cash used in operating activities was $42.8 million for the nine-month period ended September 30, 2001 compared to net cash provided by operating activities of $80.3 million for the nine-month period ended September 30, 2000. The decrease in cash provided by operating activities is primarily due to higher working capital requirements, offset by the collection of receivables from our marketing affiliate. Net working capital was $205.0 million at September 30, 2001 and $38.2 million at December 31, 2000. Working capital is normally higher at September 30 as compared to December 31 as a result of the increased revenues during summer months.

    Net cash used in investing activities decreased to $42.1 million for the nine months ended September 30, 2001 from $119.7 million for the nine months ended September 30, 2000. The decrease is primarily due to the upgrading of plant equipment during the first two quarters of 2000 following the acquisition of the power generation assets in December 1999. We expect to spend approximately $21 million for the remaining three months of 2001 on capital expenditures, including environmental expenditures disclosed under "—Environmental Matters and Regulations." These capital expenditures are planned to be financed by cash generated from operations.

    Net cash provided by financing activities decreased to $119.4 million for the nine months ended September 30, 2001 from $178.1 million for the nine months ended September 30, 2000. The decrease primarily resulted from increased net repayments under the subordinated revolving line of credit and subordinated long-term debt with affiliate.

Other Commitments and Contingencies

Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

    We have guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.7 billion at September 30, 2001. Our parent also pledged the membership interests in us to the lenders in connection with the third-party debt arrangements.

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

New Generating Capacity

    As part of the purchase of the generating assets from Commonwealth Edison, Edison Mission Energy is committed to install one or more gas-fired power plants having an additional gross dependable capacity of 500 MW at Crawford Station, Fisk Station, the off-site Calumet Peaking site or at property in Illinois adjacent to those sites. The installation must be completed and the unit or units must be fully operational by December 15, 2003. The estimated cost to complete construction of the 500 MW gas-fired power plant is approximately $300 million. If Edison Mission Energy violates its obligation to install the new generating capacity, Commonwealth Edison may seek legal or equitable relief, including injunctive relief, to prevent Edison Mission Energy's violation of its obligation. If Edison Mission Energy decides to offer capacity and electric energy from the new units on a firm, committed basis, it must first offer it to Commonwealth Edison before it markets or sells the capacity and energy to anyone else. If Commonwealth Edison refuses Edison Mission Energy's offer, Edison Mission Energy may offer the energy and capacity to a third party. However, this does not preclude Commonwealth Edison from purchasing capacity and energy from Edison Mission Energy after an initial refusal.

Collective Bargaining Agreement

    Between early June and mid-October of 2001, we were in negotiations with the union that represents our employees to replace the expired collective bargaining agreement, covering wages and working conditions. The union authorized a strike that began on June 28, 2001. We operated the power generation plants during the strike. Negotiations have concluded with a new four-year agreement that was ratified by our represented employees on October 16, 2001. Pursuant to our reinstatement process, employees began returning to work on October 22, 2001.

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

    Virtually all our energy and capacity sales through the end of 2001 will be made under contract to Exelon Generation, and a significant portion are likely to be sold to Exelon Generation through the end of 2004. Exelon Generation has the option to terminate two of the three agreements in their entirety or with respect to any generating unit or units in each of 2002, 2003 and 2004. Exelon Generation provided us notice to continue the agreement related to the coal units and the Collins Station for 2002. In October 2001, Exelon Generation terminated the power purchase agreement for the peaker units with respect to 309 megawatts of oil peakers, effective January 2002, but continued the agreement for all other peaker plants for 2002. Remaining energy and capacity will be sold under pricing provisions that are individually negotiated with customers by our marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. We may benefit from forward energy sales contracts entered into by our marketing affiliate depending on market conditions. As of September 30, 2001, we had not entered into forward energy sales contracts other than those with Exelon Generation.

    Under the Collins Station power purchase agreement, Exelon Generation purchases energy from us at fixed rate prices that vary from $30/MWh to $34/MWh plus a fuel adjustment based on market prices of natural gas for annual purchases greater than an annual threshold of 2.7 million MWh. This provision allows us to recover changes in the market price of natural gas above the annual threshold. However, we bear the risk of increases in market prices of natural gas below the annual threshold. Exelon Generation has the right under the power purchase agreement to purchase all the available production capability of the Collins Station. The Collins Station has the capability to burn fuel oil in lieu of natural gas, which enables us to use fuel oil when it costs less than natural gas. Our marketing affiliate has also entered into financial transactions that hedge the price risk of a portion of our anticipated fuel purchases in 2002, although these contracts do not qualify for hedge accounting under SFAS No. 133.

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

Interest Rate Risk

    Interest rate changes affect the cost of capital needed to operate the facilities and our lease costs under the Collins Station lease and lease of Illinois peaker power units. Based on the amount of variable rate debt and leases outstanding on September 30, 2001, a 10% increase or decrease in short-term interest rates at September 30, 2001 would increase or decrease our annual income before taxes by approximately $9.1 million.

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

State—Illinois

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

Federal

    We expect that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, we anticipate upgrades to the environmental controls to reduce nitrogen oxides emissions at the power generation plants to result in expenditures of approximately $11 million for the remaining three months of 2001 and $389 million for the 2002 to 2005 period.

    On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's "new source review" requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States. Several states have joined these lawsuits. In addition, the United States Environmental Protection Agency has also issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, as well as other utilities, and also issued an administrative order to the Tennessee Valley Authority for similar violations at certain of its power plants. The Environmental Protection Agency has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether these utilities also engaged in activities that may have been in violation of the Clean Air Act's new source review requirements.

    To date, one utility, the Tampa Electric Company, has reached a formal agreement with the United States to resolve alleged new source review violations. Two other utilities, the Virginia Electric & Power Company and Cinergy Corp., have reached agreements in principle with the Environmental Protection Agency. In each case, the settling party has agreed to incur over $1 billion in expenditures over several years for the installation of additional pollution controls, the retirement or repowering of coal-fired generating units, supplemental environmental projects and civil penalties. These agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years. The settling utilities have also agreed to pay civil penalties ranging from $3.5 million to $8.5 million.

    We have been in informal voluntary discussions with the Environmental Protection Agency relating to the power generation plants we purchased from Commonwealth Edison, which may result in the payment of civil fines. There is no assurance that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties. We cannot estimate the outcome of these discussions or the potential costs of investing in additional pollution control requirements, fines or penalties at this time. In May 2001, President Bush issued a directive for a 90-day review of new source review "interpretation and implementation" by the Administrator of the Environmental Protection Agency and the Secretary of the U.S. Department of Energy, which has been extended indefinitely. President Bush also directed the Attorney General to review ongoing new source review legal actions to "ensure" they are "consistent with the Clean Air Act and its regulations." Both actions were recommendations detailed within the Bush administration's "National Energy Policy Task Force Report."

    A new ambient air quality standard was adopted by the Environmental Protection Agency in July 1997 to address emissions of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in nitrogen oxides and sulfur dioxides, although under the time schedule announced by the Environmental Protection Agency when the new standard was adopted, non-attainment areas were not to have been designated until 2002 and control measures to meet the standard were not to have been identified until 2005. In May 1999, the United States Court of Appeals for the District of Columbia Circuit held that Section 109(b)(1) of the Clean Air Act, the section of the Clean Air Act requiring the promulgation of national ambient air quality standards, as interpreted by the Environmental Protection Agency, was an unconstitutional delegation of legislative power. The Court of Appeals remanded both the fine particulate matter standard and the revised ozone standard to allow the Environmental Protection Agency to determine whether it could articulate a constitutional application of Section 109(b)(1). On February 27, 2001, the Supreme Court, in Whitman v. American Trucking Associations, Inc., reversed the Circuit Court's judgment on this issue and remanded the case back to the Court of Appeals to dispose of any other preserved challenges to the particulate matter and ozone standards. Accordingly, as the final application of the revised particulate matter ambient air quality standard is potentially subject to further judicial proceedings, the impact of this standard on our facilities is uncertain at this time.

    On December 20, 2000, the Environmental Protection Agency issued a regulatory finding that it is "necessary and appropriate" to regulate emissions of mercury and other hazardous air pollutants from coal-fired power plants. The agency has added coal-fired power plants to the list of source categories under Section 112(c) of the Clean Air Act for which "maximum available control technology" standards will be developed. Eventually, unless overturned or reconsidered, the Environmental Protection Agency will issue technology-based standards that will apply to every coal-fired unit owned by us or our affiliates in the United States. This section of the Clean Air Act provides only for technology-based standards, and does not permit market-trading options. Until the standards are actually promulgated, the potential cost of these control technologies cannot be estimated, and we cannot evaluate the potential impact on the operations of our facilities.

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

New Accounting Standard

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which will be effective on January 1, 2003. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are studying the impact of this new accounting standard and are unable to predict at this time the impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a complete discussion of market risk sensitive instruments, refer to "Changes in Interest Rates, Changes in Commodity Prices and Other Operating Risks" in Management's Discussion and Analysis of Financial Condition of Midwest Generation, LLC of Midwest Generation, LLC's Form S-4 filed with the Securities and Exchange Commission on April 20, 2001. Management believes that at September 30, 2001, there has been no material change to this information.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Generation, LLC
(Registrant)

Date:	November 13, 2001	/s/ KEVIN M. SMITH KEVIN M. SMITH Manager, Vice President and Treasurer

QuickLinks

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