Form 10-Q
period 2002-03-31
MIDWEST GENERATION LLC
filed 2002-05-10
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of units outstanding of the registrant's Membership Interests as of May 8, 2002: 100 units (all units held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$30,620	$52,635
Accounts receivable, net of allowance of $4,269 in 2002 and 2001	60,184	70,982
Due from affiliates	170,803	175,592
Fuel inventory	90,539	80,042
Spare parts inventory	17,580	17,718
Interest receivable from affiliate	30,021	58,885
Other current assets	2,594	7,793

Total current assets	402,341	463,647

Property, Plant and Equipment	4,973,022	4,946,386
Less accumulated depreciation	345,839	304,466

Net property, plant and equipment	4,627,183	4,641,920

Notes Receivable From Affiliate	1,666,793	1,667,000

Total Assets	$6,696,317	$6,772,567

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$21,068	$17,192
Accrued liabilities	58,307	66,789
Due to affiliates	3,903	3,461
Interest payable	60,311	83,892
Interest payable to affiliates	95,821	41,233
Liabilities under price risk management	6,962	8,401
Current portion of lease financing	9,480	9,173

Total current liabilities	255,852	230,141

Subordinated revolving line of credit with affiliate	1,962,680	1,952,680
Subordinated long-term debt with affiliate	1,719,308	1,719,308
Lease financing, net of current portion	2,175,188	2,179,648
Deferred taxes	17,269	56,875
Deferred coal and transportation costs	72,033	78,150
Benefit plans and other	94,352	92,232

Total Liabilities	6,296,682	6,309,034

Commitments and Contingencies (Note 2)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	672,261	669,928
Accumulated deficit	(272,626)	(206,395)

Total Member's Equity	399,635	463,533

Total Liabilities and Member's Equity	$6,696,317	$6,772,567

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Operating Revenues
Energy revenues	$109,216	$122,243
Capacity revenues	52,234	42,504
Energy and capacity revenues from marketing affiliate	4,598	5,033
Income (loss) from price risk management	(2,242)	5,527

Total operating revenues	163,806	175,307

Operating Expenses
Fuel	76,824	94,643
Plant operations	93,778	92,234
Depreciation and amortization	41,373	40,200
Administrative and general	5,707	4,540

Total operating expenses	217,682	231,617

Operating loss	(53,876)	(56,310)

Other Income (Expense)
Interest income and other	30,551	33,518
Interest expense	(83,970)	(102,432)

Total other expense	(53,419)	(68,914)

Loss before income taxes	(107,295)	(125,224)
Benefit for income taxes	(41,064)	(48,104)

Net Loss	$(66,231)	$(77,120)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net Loss	$(66,231)	$(77,120)
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $15,870	—	20,834
Other unrealized holding gains arising during period, net of income tax expense of $430	—	611
Reclassification adjustment for gains included in net loss, net of income tax expense of $2,098	—	(2,976)

Comprehensive Loss	$(66,231)	$(58,651)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(66,231)	$(77,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,373	40,200
Non-cash contribution of services	2,333	1,858
Deferred taxes	(39,606)	(33,918)
Decrease in accounts receivable	10,798	10,839
Decrease in due to/from affiliates	5,231	55,028
Increase in inventory	(10,359)	(23,489)
(Increase) decrease in interest receivable from affiliate	28,864	(15,721)
(Increase) decrease in other current assets	5,199	(2,705)
Increase in accounts payable	3,876	6,600
Decrease in accrued liabilities	(8,482)	(73,069)
Increase in interest payable	31,007	61,890
Increase (decrease) in other liabilities	(3,997)	11,720
Increase (decrease) in net liabilities under price risk management	(1,439)	6,757

Net cash used in operating activities	(1,433)	(31,130)

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	—	64,448
Borrowings from subordinated revolving line of credit with affiliate	10,000	73,538
Repayments of subordinated revolving line of credit with affiliate	—	(64,554)
Repayment of capital lease obligation	(4,153)	(16,239)

Net cash provided by financing activities	5,847	57,193

Cash Flows From Investing Activities
Capital expenditures	(26,636)	(20,387)
Repayment of loan from affiliate	207	—

Net cash used in investing activities	(26,429)	(20,387)

Net increase (decrease) in cash and cash equivalents	(22,015)	5,676
Cash and cash equivalents at beginning of period	52,635	15,699

Cash and cash equivalents at end of period	$30,620	$21,375

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

        All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

        Our significant accounting policies are described in Note 2 to our financial statements as of December 31, 2001, included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. We follow the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

        Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Note 2. Commitments and Contingencies

Commercial Commitments

        The following table summarizes our commercial commitments as of March 31, 2002.

Commercial Commitments	2002	2003	2004	2005	2006	Thereafter	Total
	(in millions)
Environmental improvements	$32.8	$—	$—	$—	$—	$—	$32.8

Power Purchase Agreements

        Electric power generated at the Company's power generation plants is sold under three power purchase agreements with Exelon Generation, under which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. The Company initially entered into agreements with Commonwealth Edison on December 15, 1999, which were assigned to Exelon Generation in January 2001. The power purchase agreements have a term of up to five years and provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the power generation plants under contract and energy payments for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the power generation plants revenue for fixed charges, and the energy payments compensate the power generation plants for variable costs of production. In October 2001, Exelon Generation terminated the power purchase agreement for the peaker units with respect to 300 megawatts of oil peakers, effective January 2002, but continued the agreement for all other peaker plants for 2002. In each of 2003 and 2004, Exelon Generation is committed to purchase 1,696 MW of capacity from specific coal units, but has the option to terminate all or any of the remaining coal units and all of the natural gas and oil fired units, with prior notice as specified under each agreement. If Exelon Generation does not fully dispatch the power generation plants under contract, the power generation plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipalities, third-party electric retailers, large consumers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

Additional Gas-Fired Generation

        Pursuant to the acquisition documents for the purchase of generating assets from Commonwealth Edison, the Company committed to install one or more gas-fired electric generating units having an additional gross dependable capacity of 500 MWs at or adjacent to an existing power plant site in Chicago. The acquisition documents require that commercial operation of this project commence by December 15, 2003. Due to additional capacity for new gas-fired generation in the Mid-America Interconnected Network, generally referred to as the MAIN Region, and the improved reliability of power generation in the Chicago area, we have undertaken preliminary discussions with Exelon Generation regarding alternatives to construction of 500 MW of capacity, which we do not believe is needed at this time. If the Company were to install this additional capacity, the Company estimates that the cost could be as much as $320 million.

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

        The Company expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, the Company anticipates upgrades to the environmental controls to reduce nitrogen oxides emissions at the power generation plants to result in expenditures of approximately $56 million for the final three quarters of 2002 and $335 million for the 2003 to 2005 period.

Interconnection Agreements

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

Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

        The Company has guaranteed Edison Mission Midwest Holdings' (its parent) third-party debt in the amount of $1.7 billion at March 31, 2002. The Company's parent also pledged the membership interests in the Company to the lenders in connection with the third-party debt arrangements.

Collective Bargaining Agreement

        Approximately 71% of the Company's workforce was covered by a collective bargaining agreement at March 31, 2002. The collective bargaining agreement is due to expire on December 31, 2005. The Company also has a retirement health care and other benefits plan related to its represented employees that is due to expire on June 15, 2002.

Note 3. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash paid for interest	$52,963	$40,542
Cash paid for income taxes	—	—

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

        The Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q should be read along with the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Midwest Generation, LLC's Annual Report on Form 10-K for the year ended December 31, 2001. This Management's Discussion and Analysis of Results of Operations and Financial Condition refers to specified portions of Midwest Generation, LLC's Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended December 31, 2001.

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

        In connection with the acquisition of the power generation assets, we entered into three five-year power purchase agreements for the coal-fired stations, the Collins Station, and the peaker stations, with Commonwealth Edison. Subsequently, Commonwealth Edison assigned its rights and obligations under these power purchase agreements to Exelon Generation. We derive virtually all of our energy and capacity revenues from Exelon Generation under these power purchase agreements. We have entered into a contract with a marketing affiliate for scheduling and related services and to market energy that is permitted to be sold under the power purchase agreements with Exelon Generation and to engage in hedging activities. The marketing affiliate also purchases fuel, other than coal, and enters into fuel hedging arrangements on our behalf.

        Under the terms of the power purchase agreements with Exelon Generation, we receive significantly higher capacity payments during June through September, the summer months. Accordingly, our operating results are substantially higher during these months and lower, including expected losses, during non-summer months.

Results of Operations

Operating Revenues

        Operating revenues decreased $11.5 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease is primarily due to losses from price risk management activities, as discussed in more detail below. For both of the first quarters of 2002 and 2001, 97% of our total capacity and energy revenues were derived under our three power purchase agreements with Exelon Generation. Total energy and capacity sales under these agreements decreased $3.5 million primarily due to lower generation, offset by higher capacity revenue from the Collins and coal stations.

        Our coal stations generated 6,234 GWh of electricity during the first quarter of 2002, compared to generating 6,950 GWh of electricity for the same prior year period. The availability factors for the first quarters of 2002 and 2001 were 81.1% and 74.6%, respectively. The availability factor is determined by the number of megawatt hours we are available to generate electricity divided by the number of hours in the period. We are not available during periods of planned and unplanned maintenance. We generally refer to unplanned maintenance as a forced outage. We had a forced outage rate of 4.0% and 9.4% in the first quarters of 2002 and 2001, respectively. The weighted average price for energy was $16.81/MWh in the first quarter of 2002, compared to $16.47/MWh in the same prior year period. The increase in the weighted average price for energy is due to price escalation from our power purchase agreement.

        Income (loss) from price risk management activities was $(2.2) million in the first quarter of 2002 compared to $5.5 million in the first quarter of 2001. Income or loss from price risk management activities results from the change in market value of our futures contracts with respect to a portion of our anticipated fuel purchases that did not qualify for hedge accounting under SFAS No. 133.

Operating Expenses

        Operating expenses decreased $13.9 million in the first quarter of 2002 compared to the first quarter of 2001. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel costs decreased $17.8 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease is primarily due to decreased generation at all stations and the consumption of natural gas in 2002 versus fuel oil in 2001, at the Collins Station, since natural gas prices were significantly lower in the first quarter of 2002 compared to the first quarter of 2001.

        Plant operations expenses increased $1.5 million in the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to higher labor costs from wage increases and higher premiums on insurance.

        Depreciation and amortization expense increased $1.2 million in the first quarter of 2002 compared to the first quarter of 2001 due to property, plant and equipment additions. Depreciation expense primarily relates to the acquisition of the power generation assets we purchased from Commonwealth Edison which are being depreciated over periods ranging from 20 to 40 years. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback and the Collins Station sale-leaseback which are being amortized over the term of the leases.

        Administrative and general expenses increased $1.2 million in the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to higher labor and support costs charged from our parent as a contribution of services.

Other Income (Expense)

        Interest and other income decreased $3.0 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease consisted primarily of a decrease in interest income from lower rates on our variable rate loans to Edison Mission Energy.

        Interest expense decreased $18.5 million in the first quarter of 2002 compared to the first quarter of 2001. Interest expense primarily relates to borrowings from Edison Mission Overseas Co., a wholly-owned subsidiary of our parent, under subordinated loan agreements, and interest expense related to the lease financings of the Collins, Powerton and Joliet Stations. The decrease is primarily due to lower rates on the subordinated loans that are tied to variable interest rates and on the variable component of the Collins lease financing.

Benefit For Income Taxes

        We had effective income tax benefit rates of 38.3% and 38.4% in the first quarters of 2002 and 2001, respectively. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from tax-allocation agreements with our indirect parent, Edison International.

Net Loss

        Net loss decreased $10.9 million in the first quarter of 2002 compared to the first quarter of 2001. Although we expect to generate cash flow from operations, we expect to incur losses after depreciation, amortization and interest expense for several years. Our future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of our operating expenses.

Liquidity and Capital Expenditures

        At March 31, 2002, we had cash and cash equivalents of $30.6 million compared to $52.6 million at December 31, 2001. Net working capital was $146.5 million at March 31, 2002 compared to $233.5 million at December 31, 2001.

        Net cash used in operating activities decreased to $1.4 million for the quarter ended March 31, 2002 from $31.1 million for the quarter ended March 31, 2001. The decrease in cash used in operating activities is primarily due to the timing of cash receipts and disbursements related to working capital items.

        Net cash provided by financing activities decreased to $5.8 million for the quarter ended March 31, 2002 from $57.2 million for the quarter ended March 31, 2001. The decrease in cash provided by financing activities is primarily due to a reduction in borrowings from our affiliate.

        Net cash used in investing activities increased to $26.4 million for the quarter ended March 31, 2002 from $20.4 million for the quarter ended March 31, 2001. The increase was primarily due to additional capital expenditures. We expect to spend approximately $74.6 million for the remaining three quarters of 2002 on capital expenditures. These capital expenditures are planned to be financed by cash generated from operations.

        Our principal source of liquidity is cash on hand and future cash flow from operations. In addition, we have access to a $150 million working capital facility through our parent. We believe that we will have adequate liquidity to meet our obligations as they become due in the next twelve months. However, conditions may change, including items that are beyond our control, which could result in a shortfall of cash available to meet our debt obligations.

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

        Virtually all of our energy and capacity sales in the first quarter of 2002 were to Exelon Generation under the power purchase agreements, and we expect this to continue during the remainder of 2002. Under each of the power purchase agreements, Exelon Generation, upon notice by a given date, has the option in effect to terminate each agreement with respect to all or a portion of the units subject to it. In October 2001, Exelon Generation exercised the option under one of the power purchase agreements to terminate all of the oil peaker plants (300 megawatts), effective January 2002, but continued it with respect to all other peaker plants for 2002. Exelon Generation has the option to terminate the power purchase agreements related to the Collins Station and the peaker plants for both of 2003 and 2004. Under the power purchase agreement related to our coal units, Exelon Generation is committed to continue the agreement with respect to units having a capacity of 1,696 megawatts in 2003 and 2004 (the "committed coal units") and has the option to terminate, one or more individual coal units having a capacity of up to 3,949 megawatts for both of 2003 and 2004.

        The energy and capacity from any units which do not remain subject to one of the power purchase agreements with Exelon Generation will be sold under terms, including price and quantity, to be negotiated with customers or into the so-called spot market. Thus, to the extent that Exelon Generation does not purchase our power for 2003 or 2004, we will be subject to the market risks related to the price of energy and capacity described above. Due to the volatility of market prices for energy and capacity during the past several years, we cannot predict whether or not Exelon Generation will elect to terminate any of the units currently subject to the power purchase agreements for which termination is permitted and, if it does so, whether sales of energy and capacity to other customers and the market will be at prices sufficient to generate cash flow necessary to meet our obligations. As of March 31, 2002, we had not entered into forward energy sales contracts for the Illinois Plants other than those with Exelon Generation.

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

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

	March 31, 2002	December 31, 2001
	(Unaudited)
Commodity price:
Forwards	$(59)	$(126)
Futures	(6,962)	(8,401)
Swaps	—	—

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate the facilities and our lease costs under the Collins Station lease and the Illinois peaker power units lease.

Off-Balance Sheet Transactions

        For a complete discussion of Midwest Generation, LLC's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 of Midwest Generation, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Environmental Matters and Regulations

        For a complete discussion of Midwest Generation, LLC's environmental matters, refer to "Environmental Matters and Regulations" in Item 7 of Midwest Generation, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the notes to the Financial Statements set forth therein. There have been no significant developments with regard to environmental matters that affect disclosures presented as of December 31, 2001.

Critical Accounting Policies

        For a complete discussion of Midwest Generation, LLC's critical accounting policies, refer to "Critical Accounting Policies" in Item 7 of Midwest Generation, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

New Accounting Standards

        Currently, we are using the normal sales and purchases exception for our physical coal contracts. However, in October 2001, the Derivative Implementation Group of the Financial Accounting Standards Board under Statement No. 133 Implementation Issue Number C16 precludes contracts which have variable quantities from qualifying under the normal sales and purchases exception unless these quantities are contractually limited to use by the purchaser. This implementation guidance became effective on April 1, 2002. We do not believe the adoption of this implementation guidance will have an impact on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a complete discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 of Midwest Generation, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        None.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Generation, LLC
(Registrant)

Date:	May 8, 2002	By:	/s/ GEORGIA R. NELSON GEORGIA R. NELSON Manager and President

QuickLinks

TABLE OF CONTENTS
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC STATEMENTS OF OPERATIONS (In thousands)
MIDWEST GENERATION, LLC STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
MIDWEST GENERATION, LLC STATEMENTS OF CASH FLOWS (In thousands)
MIDWEST GENERATION, LLC NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
SIGNATURES
Midwest Generation, LLC (Registrant)