Form 10-K
period 2002-12-31
MIDWEST GENERATION LLC
filed 2003-03-28
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 333-59348

MIDWEST GENERATION, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0868558 (I.R.S. Employer Identification No.)
One Financial Place 440 South LaSalle Street, Suite 3500 Chicago, Illinois (Address of principal executive offices)	60605 (Zip Code)
Registrant's telephone number, including area code: (312) 583-6000
Securities registered pursuant to Section 12(b) of the Act:
None (Title of Class)	Not Applicable (name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

8.30% Series A Pass-Through Certificates due 2009
8.56% Series B Pass-Through Certificates due 2016
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

        Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 28, 2002: $0. Number of units outstanding of the registrant's Membership Interests as of March 27, 2003: 100 units (all units held by an affiliate of the registrant).

PART I

ITEM 1. BUSINESS

The Company

        Midwest Generation, LLC, which is referred to as Midwest Generation in this annual report, was formed on July 12, 1999 as a special-purpose Delaware limited liability company with Edison Mission Midwest Holdings Co. as the sole owner. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME in this annual report. EME is a wholly owned subsidiary of Mission Energy Holding Company, which is referred to as MEHC in this annual report, and is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of owning or leasing, making improvements to and operating the power generation assets it purchased from Commonwealth Edison, which are referred to as the Illinois Plants. Midwest Generation acquired these power generation assets on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items, including but not limited to taxes, rents and fees. Prior to the acquisition of these power generation assets, Midwest Generation had no significant business activity.

        Concurrent with the acquisition, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 megawatt (MW) gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases has an initial term of 33.75 years. These subleases have been accounted for as a lease financing for accounting purposes.

        As of December 31, 2002, Midwest Generation had $5.6 billion of debt and lease financings, including $911 million of debt maturing in December 2003, as described in Notes 5 and 10 to the financial statements included in Part II to this annual report on Form 10-K. Midwest Generation's debt obligations to Edison Mission Overseas Co. are on terms matching those of a credit agreement between Edison Mission Midwest Holdings and commercial lenders. Midwest Generation is a guarantor of Edison Mission Midwest Holdings' obligations, which include $911 million of debt maturing in December 2003 that will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that it will be able to extend or refinance this debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by MEHC in July 2001 or at all. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements included in Part II of this annual report have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance its obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty. See "—Liquidity and Capital Resources" and "—Risk Factors" in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

        Midwest Generation currently owns or leases approximately 9,287 MW as a result of the acquisition, consisting of the following:

  •
  six coal-fired generating plants consisting of 5,645 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations;

  •
  the Collins gas and oil-fired generating station consisting of 2,698 MW; and

  •
  a group of on-site generating peakers consisting of 477 MW and off-site generating peakers consisting of 467 MW, based on summer net dependable capacity.

        In connection with the acquisition of these power generation assets, Midwest Generation entered into three five-year power purchase agreements for the coal-fired stations, the Collins Station and the peaker stations with Commonwealth Edison. Subsequently, Commonwealth Edison assigned its rights and obligations under these power purchase agreements to Exelon Generation. For the past three years, Midwest Generation derived the substantial majority of its revenue from the sale of energy and capacity to Exelon Generation under these power purchase agreements. As permitted by the power purchase agreements, Exelon Generation has released 4,548 MW of Midwest Generation's coal-fired, Collins and peaker stations from the power purchase agreements for 2003, thereby increasing the amount of Midwest Generation's energy and capacity to be sold into the wholesale market. Midwest Generation has entered into a contract with a marketing affiliate to market energy that is to be sold into the wholesale market, to engage in hedging activities, and to provide scheduling and other services. The marketing affiliate also purchases fuel, other than coal, and enters into fuel hedging arrangements on Midwest Generation's behalf.

        In August 2000, Midwest Generation completed a sale-leaseback transaction with respect to the Powerton and Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. In connection with this transaction, Midwest Generation facilitated the issuance of $333.5 million 8.30% Series A Pass-Through Certificates and $813.5 million 8.56% Series B Pass-Through Certificates through a private placement. In 2001, these certificates were subsequently exchanged for certificates that were registered with the Securities and Exchange Commission, and identical in all material respects to the privately held certificates, pursuant to an exchange offer.

        EME, MEHC and Edison International are each registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective Form 10-K for the year ended December 31, 2002.

        Midwest Generation's principal executive offices are located at One Financial Place, 440 South LaSalle Street, Suite 3500, Chicago, Illinois 60605, and its telephone number is (312) 583-6000.

Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements that reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events. Other information distributed by Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, are:

  •
  Midwest Generation's ability to refinance debt maturing in December 2003 or raise additional financing for its future cash requirements;

  •
  the ability of Midwest Generation to obtain sufficient collateral in support of its forward sales of electricity and purchases of fuel;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the United States electricity industry generally, including environmental regulations that could require capital expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

  •
  supply and demand for electric capacity and energy in the markets served by Midwest Generation's generating units not subject to power purchase agreements with Exelon Generation and the resultant prices and dispatch volumes;

  •
  competition from other power plants, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  the cost, availability and pricing of fuel and fuel transportation services for Midwest Generation's generating units;

  •
  the cost, availability and pricing of transmission services; and

  •
  weather, natural disasters and other unforeseen events.

        Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report and in the Notes to Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition that appear in Part II of this annual report. Readers are urged to read this entire annual report and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. The information contained in this annual report is subject to change without notice, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

Description of Business

Industry Overview

        Until the enactment of the Public Utility Regulatory Policies Act of 1978, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. The Public Utility Regulatory Policies Act encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from certain types of non-utility power producers, known as qualifying facilities, under certain conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by independent power producers, such as Midwest Generation, developed in the United States.

        Beginning in the mid-1990s, industry restructuring and opening of retail markets to competition in several states led some utilities to divest generating assets, which created new opportunities for growth of independent power in the United States. In those jurisdictions that have deregulated retail markets, industry trends and regulatory initiatives resulted in a new set of market relationships in which independent generators and marketers compete with incumbent distribution utilities for sales to end-users on the basis of price, reliability and other factors. As a result of the 2000-2001 California power crisis and related volatility in wholesale markets, some states have either discontinued or delayed implementation of initiatives involving deregulation and some utilities have delayed or cancelled plans to divest their generating assets. These developments have generally not affected the progress of industry restructuring in Illinois, where Midwest Generation's power plants are located. However, as discussed further below, competition, regulatory uncertainty and lower energy prices have adversely affected independent power producers, including Midwest Generation. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Current Developments."

Facilities Overview

The Collins Station

        The Collins Station is a 2,698 MW gas and oil-fired power plant located in Grundy County, near Morris, Illinois. The plant was built in 1977 and occupies approximately 3,723 acres, inclusive of a portion of Heideke Lake, the station's cooling lake. Collins Station contains five dual-fueled boilers originally fired using No. 6 fuel oil, but now capable of burning natural gas or oil. This dual fuel capacity gives Collins Station flexibility to switch between natural gas and fuel oil. Beginning in January 2003, operations at Units 4 and 5 were suspended until market conditions improve. See "Current Developments" and "Market Risk Exposures" in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section for additional discussion of the market conditions leading up to the decision to suspend operations at Units 4 and 5.

        Natural gas is procured in the monthly and daily spot markets, shipped at the seller's risk to Chicago, and then delivered to Collins Station by Nicor Gas Company under a delivery contract that runs through 2003. Nicor Gas Company manages storage inventory and purchases gas for Midwest Generation under an agency agreement that runs concurrently with the delivery contract.

The Crawford Station

        The Crawford Station is a 542 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The original plant was built in 1925 and occupies approximately 72 acres, inclusive of the switchyard. The original generating units have been retired. Units 7 and 8 began operations in 1958 and 1961, respectively.

        Southern Powder River Basin coal is loaded into barges at the Will County Station and delivered by barge via the Chicago Sanitary and Ship Canal to Crawford Station. Natural gas is used for ignition and combustion support and for full boiler operation, when desired and economical. Peoples Gas delivers natural gas under a delivery contract that includes balancing storage, which is also shared by Fisk Station.

The Fisk Station

        The Fisk Station is a 326 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The plant is located on approximately 44 acres, inclusive of the switchyard. The operating unit is referred to as Unit 19 and began operations in 1959.

        Southern Powder River Basin coal is loaded into barges at the Will County Station, delivered by barge on a "just-in-time" basis. There are no river locks and dams to prevent the timely delivery of coal. Natural gas is used for ignition and combustion support and for full boiler operation, when desired and economical. Peoples Gas delivers natural gas under a delivery contract that includes balancing storage, which is shared by the Crawford Station.

The Joliet Station

        The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on a combined approximately 467 acre site on the Des Plaines River near Interstate 80. The operating generating units are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the leveraged lease transactions described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 314 MW coal-fired unit located adjacent to, but across the river from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,044 MW.

        The Joliet Station burns Southern Powder River Basin coal which is received by unit trains delivered by the Chicago, Central, and Pacific Railroad Company from interchange points with the Union Pacific or Burlington Northern Santa Fe Railroads. With the completion of a new rail spur, in early 2003, direct deliveries from the Union Pacific Railroad will commence. Natural gas is delivered for the boilers as a startup and stabilizing fuel by Nicor Gas Company under a delivery contract.

The Powerton Station

        The Powerton Station is a 1,538 MW coal-fired station located in Pekin, Tazwell County, Illinois, approximately 16 miles southwest of Peoria or 166 miles from Chicago on an approximately 568 acre site on the Illinois River near Illinois Route 29. The site also includes an approximately 1,440 acre lake. The operating units are referred to as Units 5 and 6 and began operations in 1972 and 1975, respectively.

        The Powerton Station currently burns Southern Powder River Basin coal which is received by unit trains delivered by the Illinois and Midland Railroad Company from interchange points with the Union Pacific Railroad.

The Waukegan Station

        The Waukegan Station is a 789 MW coal-fired power plant located in Waukegan, Lake County, Illinois, on Lake Michigan. The plant occupies approximately 194 acres, inclusive of the switchyard. The operating units are referred to as Units 6, 7 and 8 and began operations in 1952, 1958 and 1962, respectively.

        Unit 6 utilizes oil for ignition and startup, while Unit 7 utilizes oil or natural gas and Unit 8 utilizes natural gas for ignition and startup. The station burns Southern Powder River Basin coal which is received by unit trains delivered by the Union Pacific Railroad.

The Will County Station

        The Will County Station is a 1,092 MW coal-fired power plant located in Romeoville, Will County, Illinois. The station is located on approximately 215 acres, inclusive of the switchyard and other coal-fired boilers. Units 1, 2, 3 and 4 began operations between 1955 and 1963. Beginning in January 2003, operations at Units 1 and 2 were suspended until market conditions improve. See "Current Developments" and "Market Risk Exposures" in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section for additional discussion of the market conditions leading up to the decision to suspend operations at Units 1 and 2.

        The Will County Station burns Southern Powder River Basin coal which is delivered in unit trains by the Elgin, Joliet & Eastern Railway Company from interchange points with the Union Pacific. Will County uses No. 2 fuel oil for ignition and combustion support, which is delivered by tanker truck to a 100,000 gallon storage tank. Will County has no natural gas service.

On-Site and Off-Site Peaking Facilities

        The on-site peaking units consist of four peaking facilities: Crawford, Fisk, Waukegan and Joliet. The on-site peaking units were commissioned in 1968, except for Joliet, which was commissioned in 1969.

        The off-site peaking units consist of five peaking facilities: Calumet, Bloom, Electric Junction, Lombard and Sabrooke. The off-site peaking units were commissioned in 1969, except for Electric Junction, which was commissioned in 1970.

        Both the on-site peaking units and the off-site peaking units burn either No. 2 fuel oil, No. 1 fuel oil (jet fuel) or natural gas. Natural gas is purchased in the monthly and daily spot markets and is shipped at the seller's risk to Chicago. Peoples Gas provides delivery services, including balancing storage, to the site under tariffs approved by the Illinois Commerce Commission.

        Midwest Generation purchases No. 1 fuel oil and No. 2 fuel oil from bids taken annually. Shipments to the site are in tanker trucks and inventory is replenished as needed by the site. The oil price is tied to the Oil Price Information Service posted price (the market price) on the date of delivery. Truck delivery charges are at fixed agreed-upon prices.

Power Markets

        For the past three years, Midwest Generation has derived substantially all of its revenue from the sale of energy and capacity to Exelon Generation under power purchase agreements. Midwest Generation's energy and capacity that are not purchased under power purchase agreements are generally sold at market prices to neighboring utilities, third-party electricity retailers and power marketers through a marketing affiliate.

        While an independent system operator does not yet oversee operations of the Commonwealth Edison control area, a number of other utilities in the region participate in the Midwest Independent System Operator, a Regional Transmission Organization authorized pursuant to FERC Order No. 2000, and a bilateral market is already present. The regional market is supported by open access transmission under various utility company transmission tariffs, the Midwest Independent System Operator Tariff, as well as retail access electricity tariffs currently available to end use customers in many states, including Illinois and Ohio. Open access transmission tariffs and retail access tariffs allow companies which do not own transmission and distribution systems to utilize the transmission and distribution systems of others to sell power at wholesale and retail on a non-discriminatory basis relative to the system owners. Such tariffs are vital to allow companies, such as Midwest Generation, which own or control generation but not transmission and distribution systems, to compete in the deregulated electricity markets. These documents provide a uniform set of standards that have been approved by regulatory agencies and are publicly available. Both Commonwealth Edison and American Electric Power are seeking to have their control areas placed under the operation of PJM Interconnection, LLC, which is commonly known as PJM, and, if they are successful, will be subject to the PJM Tariff and Market Rules. PJM is a prominent independent system operator providing system operations and market settlement throughout the Mid-Atlantic States. Consequently, Midwest Generation's plant operations and future power sales may conform to future PJM requirements. Some of Midwest Generation's coal units may have a portion of their revenue derived from forward sales to regional utilities and power marketers. The remainder of the available coal-fired generation output, together with available output from the Collins Station and the peaking units, may be sold on a spot basis. See "—Regulatory Matters—Midwest Deregulation Status—Independent System Operator/Regional Transmission Organization" for further discussion on developing electricity markets.

        During 2003, the primary markets available to Midwest Generation for wholesale sales of electricity are expected to be "wholesale customer" and "over-the-counter." Wholesale customer transactions are bilateral sales for resale to regional buyers, including investor-owned utilities, municipal utilities, rural electric cooperatives and retail energy suppliers. Wholesale customer transactions include real-time, daily and longer term structured sales; they are not arranged through brokers and may be tailored to meet the specific requirements of wholesale electricity consumers. Over-the-counter markets are generally accessed through third-party brokers and electronic exchanges, and include forward sales of electricity. The most liquid over-the-counter markets in the Midwest region are "Into Cinergy," and, to a lesser extent, "Into ComEd." Liquidity in the over-the-counter markets is lower than it has been in prior years as a consequence of the decision by many trading entities to discontinue operations and the financial problems of others resulting in far fewer creditworthy participants in these electricity markets.

        "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. The emergence of "Into Cinergy," and "Into ComEd" as commercial hubs for the trading of physical power has not only facilitated transparency of wholesale power prices in these markets but also provides liquidity required to support risk management strategies utilized to mitigate exposure to electricity price volatility. Energy is traded in the form of physically delivered megawatt-hours. Delivery is either made (1) into the receiving control area's transmission system (i.e., Cinergy's or ComEd's transmission system) by the seller's daily election of control area interface, or (2) by procuring energy generated from a source within the receiving control area. Almost all of Midwest Generation's plants are capable of meeting the current "Into ComEd" delivery criteria. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parental guarantees, letters of credit and cash margining arrangements. As noted, however, liquidity in all of these markets has been adversely affected by recent financial problems among trading and marketing entities.

        For a discussion of the risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Exposures."

Power Purchase Agreements

        On December 15, 1999, Midwest Generation entered into three separate five-year power purchase agreements with Commonwealth Edison that expire on December 31, 2004. In January 2001, Commonwealth Edison assigned these agreements to Exelon Generation. Under these agreements, Midwest Generation has agreed to make the capacity of its power generation stations available to Exelon Generation. These agreements allow Midwest Generation to sell any excess electric energy, including energy not dispatched by Exelon Generation, to other purchasers under specified conditions. Payments under these power purchase agreements constituted approximately 99% of Midwest Generation's energy and capacity revenues during all three years ended December 31, 2002, 2001 and 2000, with the balance coming from third-party sales of electric energy. As discussed in detail below, Exelon Generation has released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements for 2003. 4,739 MW of Midwest Generation's generating capacity remains subject to power purchase agreements with Exelon Generation.

  Coal-Fired Stations Power Purchase Agreement

        Under this agreement, Exelon Generation purchases capacity and thus has the right to take from Midwest Generation energy generated by the coal-fired stations. The agreement provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy generated by Midwest Generation and taken by Exelon Generation. The capacity payments provide Midwest Generation revenue for fixed charges such as debt service, labor and insurance, and the energy payment compensates Midwest Generation for variable costs of actual electricity production. Exelon Generation also compensates Midwest Generation for the cost of startups, shutdowns and some low-load operations, which are not covered by the normal energy charge rate. Midwest Generation, for its part, supplies ancillary services with respect to such units. If Exelon Generation does not request all available energy from the units under contract, Midwest Generation may sell the excess energy to third parties, subject to several conditions.

        The agreement identifies the units that are contracted to Exelon Generation and for each contract year denominates them either as committed units or option units for that contract year. Committed units for each contract year remain subject to the agreement for that contract year, but Exelon Generation has the option to retain, subject to the agreement, all or part of the capacity of those units denominated as option units for a contract year. Any capacity of the option units which Exelon Generation does not elect to retain for a contract year is released from the terms of the agreement for that and subsequent contract years. The capacity of the committed units for both of 2003 and 2004 is 1,696 MW. For 2003, Exelon Generation has elected to retain 1,265 MW of the capacity of those units that were denominated as option units for that contract year. For contract year 2004, Exelon Generation has the option to terminate one or more option units by giving Midwest Generation notice of its exercise of its option by July 3, 2003.

        The following table lists the committed coal units, the option units for which Exelon Generation has exercised its call option for 2003 but which may be released for 2004, and the units which, as of January 1, 2003, were released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

Coal-Fired Units

		Summer(1) Capacity Charge ($ per MW Month)		Non-Summer(1) Capacity Charge ($ per MW Month)		Energy Prices ($/MWhr)
Generating Unit	Unit Size (MW)
		2003	2004	2003	2004	2003	2004
Committed Units
Waukegan Unit 7	328	11,000	11,000	1,375	1,375	17.0	17.0
Crawford Unit 8	326	11,000	11,000	1,375	1,375	17.0	17.0
Will County Unit 4	520	11,000	11,000	1,375	1,375	17.0	17.0
Joliet Unit 8	522	11,000	11,000	1,375	1,375	17.0	17.0

	1,696
Option Units(2)
Waukegan Unit 6	100	21,300	21,300	2,663	2,663	20.0	20.0
Waukegan Unit 8	361	21,300	21,300	2,663	2,663	20.0	20.0
Fisk Unit 19	326	21,300	21,300	2,663	2,663	20.0	20.0
Crawford Unit 7	216	21,300	21,300	2,663	2,663	20.0	20.0
Will County Unit 3	262	21,300	21,300	2,663	2,663	20.0	20.0

	1,265
Released Units(3)
Will County Unit 1(4)	156
Will County Unit 2(4)	154
Joliet Unit 6	314
Joliet Unit 7	522
Powerton Unit 5	769
Powerton Unit 6	769

	2,684

	5,645

(1)
"Summer" months are June, July, August and September, and "Non-Summer" months are the remaining months in the year.

(2)
Option units refer to those units for which Exelon Generation has exercised its right to purchase capacity and energy during 2003 under the terms of the power purchase agreement. Exelon Generation continues to have a similar option related to these units for 2004.

(3)
Released units refer to those option units for which Exelon Generation has not exercised its right to purchase capacity and energy during 2003, and which are thus released from the terms of the power purchase agreement. Since January 1, 2003, the price for energy and capacity from these units has been based upon either the terms of new bilateral contracts or prices received from forward and spot market sales.

(4)
Operations currently suspended.

        The coal-fired units power purchase agreement sets forth different capacity charges for the summer months and the non-summer months. The capacity payments are based on the contracted amounts identified in the power purchase agreement and are adjusted by a factor that is in part based on the group equivalent availability factor. If the group equivalent availability factor is higher than a specified threshold, then the adjustment factor calculation provides Midwest Generation with the opportunity to increase the normal monthly capacity payment, but if the group equivalent availability factor is lower than the minimum, then Midwest Generation is penalized by a loss in the monthly capacity payment. The monthly capacity payment adjustment factor provides Midwest Generation with an incentive to maintain the individual units at high equivalent availabilities. The group equivalent availability factor required in the calculation for potentially achieving the full monthly capacity payment for the coal-fired units is 65% for the summer months and 55% for the non-summer months.

  Collins Station Power Purchase Agreement

        Under the Collins Station power purchase agreement, Exelon Generation purchases capacity and thus has the right to take from Midwest Generation electric energy generated by the units at the Collins Station. The agreement provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy generated by Midwest Generation and taken by Exelon Generation. The capacity payments provide Midwest Generation revenue for fixed charges such as debt service, labor and insurance, and the energy payment compensates Midwest Generation for variable costs of actual electricity production. The agreement also includes the requirement that Midwest Generation supply ancillary services with respect to units under contract. Exelon Generation is obligated to dispatch and purchase a specified minimum amount of electric energy or pay an additional payment calculated under the agreement to meet this minimum purchase requirement. If Exelon Generation does not request all available energy from the units under contract, Midwest Generation may sell the excess energy to third parties, subject to several conditions.

        Pursuant to the provisions of the agreement, Exelon Generation has elected to retain, for contract year 2003, 1,084 MW of capacity of the units at the Collins Station, thus releasing from the contract 1,614 MW of capacity. For contract year 2004, Exelon Generation has the option to terminate one or more option units by giving Midwest Generation notice of its exercise of its option by October 3, 2003.

        The following table lists the generating units at the Collins Station for which Exelon Generation has not exercised its option to terminate for 2003 but which may be released for 2004, and the generating units which, as of January 1, 2003, were, as a result of the exercise by Exelon Generation of its option to terminate, released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

Collins Station

		Summer(1) Capacity Charge ($ per MW Month)		Non-Summer(1) Capacity Charge ($ per MW Month)		Energy Prices ($/MWhr)
Generating Unit	Unit Size (MW)
		2003	2004	2003	2004	2003	2004
Option Units(2)
Collins Unit 1	554	8,333	8,333	2,083	2,083	33	34
Collins Unit 3	530	8,333	8,333	2,083	2,083	33	34

	1,084
Released Units(3)
Collins Unit 2	554
Collins Unit 4(4)	530
Collins Unit 5(4)	530

	1,614

	2,698

(1)
"Summer" months are June, July, August and September, and "Non-Summer" months are the remaining months in the year.

(2)
Option units refer to those units for which Exelon Generation has exercised its right to purchase capacity and energy during 2003 under the terms of the power purchase agreement. Exelon Generation continues to have a similar option related to these units for 2004.

(3)
Released units refer to those generating units for which Exelon Generation has exercised its right to terminate the power purchase agreement, and which are thus released from the terms of the power purchase agreement. Since January 1, 2003, the price for energy and capacity from these units has been based upon either the terms of new bilateral contracts or prices received from forward and spot market sales.

(4)
Operations currently suspended.

        The Collins Station power purchase agreement divides the capacity charges into summer months and non-summer months. The capacity payments are based on the contracted amounts identified in the agreement and are adjusted by a factor that is in part based on the group equivalent availability factor. With respect to all electricity purchased under the agreement, Exelon Generation is obligated to pay: a monthly capacity charge for the reserved units which varies according to the time of year; a per megawatt-hour energy charge; various charges for start-up of the reserved units; low load charges that apply at any hour in which Exelon Generation schedules a reserved unit to operate at an output below a level specified in the agreement; and an annual settlement amount to the extent natural gas prices exceed a specified amount and Exelon Generation dispatches a minimum amount of electric energy.

  Peaking Units Power Purchase Agreement

        Under the peaking units power purchase agreement, Exelon Generation purchases capacity and thus has the right to take from Midwest Generation electric energy generated by the peaking units.

The agreement provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy generated by Midwest Generation and taken by Exelon Generation. If Exelon Generation does not request all available energy from the units under contract, Midwest Generation may sell the excess energy to third parties, subject to several conditions.

        Pursuant to the provisions of the agreement, Exelon Generation has elected to retain, for contract year 2003, 694 MW of capacity of the peaking units, thus releasing from the contract 250 MW of capacity. For contract year 2004, Exelon Generation has the option to terminate one or more option units by giving Midwest Generation notice of its exercise of its option by October 3, 2003.

        The following table shows the peaking units as to which Exelon Generation has not exercised its option to terminate for 2003 but which may be released for 2004, and the peaking units which were, as a result of the exercise by Exelon Generation of its option to terminate, released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

Peaking Units

		Summer(1) Capacity Charge ($ per MW Month)		Non-Summer(1) Capacity Charge ($ per MW Month)		Energy Prices ($/MWhr)
Generating Unit	Unit Size (MW)
		2003	2004	2003	2004	2003	2004
Option Units(2)	694	9,500	9,500	1,500	1,500	55-90	60-95
Released Units(3)	250

	944

(1)
"Summer" months are June, July, August and September, and "Non-Summer" months are the remaining months in the year.

(2)
Option units refer to those units for which Exelon Generation has exercised its right to purchase capacity and energy during 2003 under the terms of the power purchase agreement. Exelon Generation continues to have a similar option related to these units for 2004.

(3)
Released units refer to those peaking units for which Exelon Generation has exercised its right to terminate the power purchase agreement, and which are thus released from the terms of the power purchase agreement. Since January 1, 2003 related to 113 MW and since January 1, 2002 related to 137 MW, the price for energy and capacity from these units has been based upon either the terms of new bilateral contracts or prices received from forward and spot market sales.

Fuel Supply

        Coal is the fuel for 5,645 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern Powder River Basin of Wyoming. The coal is purchased under a variety of supply agreements ranging from one year to ten years in length. The total volume of coal consumed annually is approximately 15,500,000 to 16,500,000 tons.

        All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. The coal is delivered in unit trains of 115 to 126 railcars each. As of December 31, 2002, Midwest Generation leased approximately 3,600 railcars to transport the coal from the mines to the generating stations. The railcar leases have terms that range from as short as one-and-a-half years up to seventeen years, with options to extend or purchase certain railcars at the end of the lease term. The coal is transported nearly 1,200 miles from the mines to the stations which are located in the greater Chicago metropolitan area, except for the Powerton Station, which is located near Pekin, Illinois.

        Coal is delivered to two stations via chartered river barges. The coal is first delivered to the Will County Station in Romeoville, Illinois, by unit trains where it is transferred from the railcars, blended as necessary to meet station specifications, and loaded into river barges. These barges are towed by an independent contractor under a transportation agreement with Midwest Generation to the stations located inside the city limits of Chicago.

        The 2,698 MW Collins Station is a gas-fired steam generating station which may also burn fuel oil. Approximately 3,000,000 barrels of usable on-site fuel oil storage exist at the station. Edison Mission Marketing & Trading, Midwest Generation's marketing affiliate, purchases the natural gas and provides price risk management services for both fuel oil and natural gas. All fuel oil purchasing is done, as necessary, by Edison Mission Energy Services, Inc., another affiliate.

        Approximately 944 MW of peaking capacity in the form of simple cycle combustion turbines are located throughout the northern part of Illinois. These units are fueled with either natural gas or distillate fuel oils, depending on the specific site. The natural gas is purchased by Edison Mission Marketing & Trading. The distillate fuel oil is purchased by Edison Mission Energy Services, Inc. under annual contracts with local suppliers, and the residual fuel oil is purchased as required by generation forecasts.

        See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to Midwest Generation's fuel supply contracts.

Operation of the Stations

        The operating performance of the stations, based on equivalent availability factors for the years 2000 to 2002, is shown below. The equivalent availability factor, a ratio expressed as a percentage, is the number of megawatt-hours that each station is available to generate electricity divided by the product of the capacity of each station (in megawatts) and the number of hours in the period.

  Equivalent Availability Factor

Facility	2000	2001	2002
Collins	86.9%	83.0%	92.5%
Crawford	82.0%	79.6%	88.1%
Fisk	93.9%	85.0%	77.4%
Joliet Unit 6	81.7%	78.5%	89.7%
Joliet Units 7 and 8	74.8%	73.1%	88.6%
Powerton	80.8%	88.8%	80.2%
Waukegan	83.7%	91.9%	79.0%
Will County	74.0%	79.4%	91.2%

Operation and Maintenance

        Midwest Generation's operating and maintenance plan, as well as several planned overhauls of major equipment and controls, are consistent with Midwest Generation's goal of prudently operating and maintaining the units. Midwest Generation utilizes state-of-the-art computerized maintenance systems to plan and schedule all maintenance activities. Midwest Generation also employs a preventative maintenance program complemented by new predictive maintenance technologies such as lubrication analysis, thickness testing, thermography, vibration analysis and acoustic analysis. Reliability-centered maintenance techniques are currently being developed for critical systems to better define condition monitoring parameters and redefine maintenance strategies.

Transmission and Interconnection

        Station units at Joliet, Will County, Crawford, Waukegan and Fisk Stations and off-site peakers located at Electric Junction, Lombard, Calumet, Bloom and Sabrooke are connected to Commonwealth Edison's 138kV transmission system. The offsite peakers are connected via transmission substations, and the remaining units are connected through various circuit breakers and transformers. Power output from the Collins Station's units is connected to Commonwealth Edison's 765kV transmission system and 345kV transmission system. The two Joliet units subject to the lease transactions and the two Powerton units deliver their power into Commonwealth Edison's 345kV transmission system.

Insurance

        Midwest Generation maintains insurance coverages consistent with those normally carried by companies engaged in similar business and owning similar properties. Midwest Generation's insurance program includes all-risk property insurance, including business interruption, covering real and personal property, including losses from boilers, machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. Midwest Generation also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Further, Midwest Generation has the benefit of title insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

Seasonality

        Under the terms of the power purchase agreements with Exelon Generation, Midwest Generation receives significantly higher capacity payments during June through September, the summer months. Accordingly, Midwest Generation's operating results are substantially higher during these months and lower, including expected losses, during non-summer months. In addition, Midwest Generation expects that future electric revenues will be higher in the third quarter of each year due to higher demand for electricity resulting from warmer weather in the summer months.

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

        In April 1996, the Federal Energy Regulatory Commission issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. In addition, the Open Access Rules directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. On March 4, 1997, the Federal Energy Regulatory Commission issued Order No. 888-A, reaffirming its basic determinations in Order No. 888, promoting wholesale competition through open access non-discriminatory transmission services by public utilities.

        In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000, which required all transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing operating control over their transmission assets under a Regional Transmission Organization, or RTO, meeting certain criteria set forth in the Order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntary joining and required utilities to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the Commission's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features. In subsequent orders, the Commission has progressively tightened its policies in favor of RTO formation, including an explicit proposal that approvals of market-based rate authority for affiliates of utilities owning transmission should be tied to the utilities' placing functional control over their transmission assets in an RTO meeting the criteria of Order No. 2000. On January 15, 2003, the Federal Energy Regulatory Commission proposed to allow additional percentage points on a utility's return on equity when it participates in a RTO, divests its RTO-operated transmission assets, or pursues additional measures that promote efficient operation and expansion of the transmission grid. As outlined below, the Commission has also proposed to establish a standard market design that would govern transmission service and energy trading arrangements in all regions of the country. These and other regulatory initiatives by the Federal Energy Regulatory Commission are continuing to unfold at the present time, and it is not possible to predict how far or how fast they will go. However, the direction of regulatory policy at the Commission at the present time appears generally positive for continued progress toward competitive wholesale electricity markets.

        Over the past few years, Congress has considered various pieces of legislation to restructure the electric industry which would require, among other things, customer choice, repeal of the Public Utility Holding Company Act and of the Public Utility Regulatory Policies Act. In January 2001, President Bush appointed a Cabinet level task force, headed by Vice President Cheney, to examine long-term energy policy. The task force was prompted in part by the California power crisis and its potential effect on neighboring states and other parts of the U.S. economy. The task force has issued reports that form the basis for the Bush administration's energy legislative proposals. There are also a number of other proposals that have been introduced in Congress that incorporate provisions related to restructuring electricity markets. It is unclear at this time which proposals, if any, will be enacted, and what the effects will be.

State

        The Energy Policy Act did not preempt state authority to regulate retail electric service. Historically, in most states, competition for retail customers is limited by statutes or regulations granting existing electric utilities exclusive retail franchises and service territories. Since the passage of the Energy Policy Act, the advisability of retail competition has been the subject of intense debate in federal and state legislative and regulatory forums. Many states have taken steps to facilitate retail competition as a means to stimulate competitive generation rates. Retail competition in Illinois commenced on October 1, 1999 for mostly large commercial and industrial customers, and full access, for all residential customers, occurred by May 1, 2002.

Regulatory Matters

General

        Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants.

Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

        Midwest Generation is subject to a varied and complex body of laws and regulations that are in a state of flux and which both public officials and private parties may seek to enforce. Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures and may create a significant risk of expensive delays or significant loss of value in a power plant if it is unable to function as planned due to changing requirements or local opposition.

State Energy Regulation

        State public utility commissions have broad jurisdiction over non-qualifying facility independent power projects, including exempt wholesale generators, which are considered public utilities in many states. This jurisdiction often includes the issuance of certificates of public convenience and necessity and/or other certifications to construct, own and operate a facility, engage in retail energy sales, as well as the regulation of organizational, accounting, financial and other corporate matters on an ongoing basis.

        Some states that have restructured their electric industries require generators to register to provide electric service to customers. Many states are currently undergoing significant changes in their electric statutory and regulatory frameworks that result from restructuring the electric industries that may affect generators in those states. Although the Federal Energy Regulatory Commission generally has exclusive jurisdiction over the rates charged by a non-qualifying facility independent power project to its wholesale customers, a state's public utility commission has the ability, in practice, to influence the establishment of these rates by asserting jurisdiction over a purchasing utility's ability to pass the resulting cost of purchased power through to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state public utility commissions varies from state to state.

        Although state public utility commissions do not have any jurisdiction to modify the terms of wholesale power sales, Midwest Generation cannot provide assurance that its power sales contracts will not be subject to adverse consequences as a result of regulatory actions by a state commission even though it sells power exclusively at wholesale.

Midwest Deregulation Status

Illinois Restructuring

        In December 1997, the Governor of Illinois signed into law the Electric Service Customer Choice and Rate Relief Law of 1997. Midwest Generation refers to this law as the Illinois Electric Law. The Illinois Electric Law required electric utilities to file delivery services implementation plans for non-residential retail customers no later than March 1, 1999 and for residential customers no later than August 1, 2001 and allowed utilities to recover the costs associated with the provision of delivery services. The Illinois Electric Law also required the Illinois Commerce Commission to adopt reliability rules for the transmission and distribution systems of Illinois utilities. These rules have been adopted and include reporting and penalty provisions that apply to Commonwealth Edison.

        Illinois' transition to retail electric competition was conducted in phases with approximately one-third of non-residential customers having had the opportunity to purchase electricity from alternative retail electric suppliers or electric utilities serving retail customers outside their service areas, effective October 1, 1999. Choice of suppliers is now available to all non-residential customers, and the retail market for residential electric customers was opened to competition on May 1, 2002. Currently, there are no alternative retail electric suppliers certified to sell electricity to residential customers in Illinois. Alternative retail electric suppliers include any person or company, other than an Illinois electric utility, that sells electricity to one or more retail electric customers in Illinois.

        During the transition to full open access, customers that switch to alternative retail electric suppliers or electric utilities serving retail customers outside their service areas may be required to pay transition charges, also known as "stranded cost" charges, to compensate the utilities that previously supplied these customers for past investments, including investments in generating plants. The Illinois Electric Law calls for these transition charges to end no later than December 31, 2006, although some utilities may petition the Illinois Commerce Commission to extend the period for collection of transition charges until December 31, 2008.

Independent System Operator/Regional Transmission Organization

        The Illinois Electric Law provides that each Illinois electric utility that owns or controls transmission facilities or provides transmission services in Illinois, and is a member in the Mid-American Interconnected Network, shall submit for approval to the Federal Energy Regulatory Commission an application for establishing or joining an independent system operator. On December 11, 2002, Commonwealth Edison, American Electric Power and others filed with the Federal Energy Regulatory Commission seeking permission to include their transmission systems within the RTO proposed by PJM. The effect of the filing would be to transfer functional control of such systems to PJM and to eliminate so-called rate pancaking for transmission and ancillary services over a region that would extend significantly beyond the current western boundaries of PJM and into electricity markets in the Midwest. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. The Federal Energy Regulatory Commission was requested by the parties to act on such filing by mid-February 2003. However, such action has now been delayed by the unanticipated enactment of emergency legislation by the Virginia legislature that purports to prevent any Virginia utility (including American Electric Power's subsidiary, Appalachian Power Company) from transferring control of its transmission assets to PJM until July 2004. The effect of such enactment is to create uncertainty regarding the timing, and possibly the ultimate feasibility, of American Electric Power's and Commonwealth Edison's moving forward with their applications to place their transmission systems under the control of PJM. On March 14, 2003, the states of Pennsylvania, Ohio and Michigan filed a motion with the Federal Energy Regulatory Commission seeking an order granting immediate approval of the pending applications of Commonwealth Edison and American Electric Power to join PJM, or in the alternative for temporary control of such parties' transmission assets by PJM. On March 17, 2003, Commonwealth Edison filed a motion requesting immediate approval of such applications, and opposing any temporary measures of the sort suggested by Pennsylvania, Ohio and Michigan. The outcome of such efforts is uncertain.

U.S. Federal Energy Regulation

        The Federal Energy Regulatory Commission has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935. The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations under that Act by the Federal Energy Regulatory Commission provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and the Public Utility Holding Company Act for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from the Public Utility Holding Company Act for exempt wholesale generators and foreign utility companies.

        An "exempt wholesale generator" under the Public Utility Holding Company Act is an entity determined by the Federal Energy Regulatory Commission to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

        The Federal Power Act.    The Federal Power Act grants the Federal Energy Regulatory Commission exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the Federal Energy Regulatory Commission to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the Federal Energy Regulatory Commission to be workably competitive, may be market based. As noted, most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the Federal Energy Regulatory Commission's ratemaking jurisdiction thereunder, but the Federal Energy Regulatory Commission typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the Federal Energy Regulatory Commission jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the Federal Energy Regulatory Commission typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates. The Federal Energy Regulatory Commission has indicated its intention to review some of the waivers of financial reporting rules currently granted to some entities with market rate authority.

        Midwest Generation is subject to the Federal Energy Regulatory Commission ratemaking regulation under the Federal Power Act. In addition, the Federal Energy Regulatory Commission's order, as is customary with market-based rate schedules, reserved the right to revoke Midwest Generation's market-based rate authority on a prospective basis if it is subsequently determined that Midwest Generation or any of its affiliates possess excessive market power. If the Federal Energy Regulatory Commission were to revoke Midwest Generation's market-based rate authority, it would be necessary for Midwest Generation to file, and obtain Federal Energy Regulatory Commission acceptance of, its rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject Midwest Generation to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules.

        The Public Utility Holding Company Act.    Unless exempt or found not to be a holding company by the Securities and Exchange Commission, a company that falls within the definition of a holding company must register with the Securities and Exchange Commission and become subject to Securities and Exchange Commission regulation as a registered holding company under the Public Utility Holding Company Act. "Holding company" is defined in Section 2(a)(7) of the Public Utility Holding Company Act to include, among other things, any company that owns 10% or more of the voting securities of an electric utility company. "Electric utility company" is defined in Section 2(a)(3) of the Public Utility Holding Company Act to include any company that owns or operates facilities used for generation, transmission or distribution of electric energy for sale. Exempt wholesale generators and foreign utility companies are not deemed to be electric utility companies, and ownership or operation of qualifying facilities does not cause a company to become an electric utility company. Securities and Exchange Commission precedent also indicates that it does not consider "paper facilities," such as contracts and tariffs used to make power sales, to be facilities used for the generation, transmission or distribution of electric energy for sale, and power marketing activities will not, therefore, result in an entity being deemed to be an electric utility company.

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

        Edison International, Midwest Generation's ultimate parent company, is a holding company because it owns Southern California Edison Company, an electric utility company. However, Edison International is exempt from registration pursuant to Section 3(a)(1) of the Public Utility Holding Company Act because the public utility operations of the holding company system are predominantly intrastate in character. Consequently, Midwest Generation is not a subsidiary of a registered holding company so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a). Midwest Generation is not a holding company under the Public Utility Holding Company Act, because it does not own interests in any other company.

        Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation under the Public Utility Holding Company Act as an exempt wholesale generator. On November 9, 1999, the Federal Energy Regulatory Commission issued an order determining that, based on the facts stated in Midwest Generation's application, Midwest Generation is an exempt wholesale generator.

        If a "material change" occurs in facts that might affect Midwest Generation's continued eligibility for exempt wholesale generator status, Midwest Generation must within 60 days of this material change:

  •
  file a written explanation of why the material change does not affect its exempt wholesale generator status,

  •
  file a new application for exempt wholesale generator status, or

  •
  notify the Federal Energy Regulatory Commission that it no longer wishes to maintain exempt wholesale generator status.

        If Midwest Generation were to lose its exempt wholesale generator status, it would become an electric utility company under the Public Utility Holding Company Act. This could cause EME to become a holding company subject to registration and regulation under the Public Utility Holding Company Act. It also could cause Edison International to lose its exemption from regulation, and require it to register, under the Public Utility Holding Company Act. This additional regulation would be difficult to comply with and could require EME and Edison International to restructure their operations significantly to achieve compliance. Loss of exempt wholesale generator status also could trigger defaults under the covenants in Midwest Generation's agreements. If loss of exempt wholesale generator status by Midwest Generation were to subject EME and/or Edison International to registration and regulation under the Public Utility Holding Company Act on a retroactive basis, it could subject them to penalties or other burdens and could cause certain agreements and contracts they have entered into to become voidable.

        Natural Gas Act.    Midwest Generation's Collins Station and peaking units have the dual capability of burning natural gas or oil. Under the Natural Gas Act, the Federal Energy Regulatory Commission has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce. The Federal Energy Regulatory Commission has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

Transmission of Wholesale Power

        Generally, plants that sell power to wholesale purchasers other than the local utility to which the plant is interconnected require the transmission of electricity over power lines owned by others. This transmission service over the lines of intervening transmission owners is also known as wheeling. The prices and other terms and conditions of transmission contracts are regulated by the Federal Energy Regulatory Commission when the entity providing the wheeling service is a jurisdictional public utility under the Federal Power Act. Until 1992, the Federal Energy Regulatory Commission's ability to compel wheeling was very limited, and the availability of voluntary wheeling service could be a significant factor in determining whether a site was viable for project development.

        The Federal Energy Regulatory Commission's authority under the Federal Power Act to require electric utilities to provide transmission service on a case-by-case basis to qualifying facilities, exempt wholesale generators, and other power generators was expanded substantially by the Energy Policy Act. Furthermore, in 1996 the Federal Energy Regulatory Commission issued Order No. 888, in which the Commission asserted the power, under its authority to eliminate undue discrimination in transmission, to compel all jurisdictional public utilities under the Federal Power Act to file open access transmission tariffs consistent with a pro forma tariff drafted by the Federal Energy Regulatory Commission. The Federal Energy Regulatory Commission subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs. The Federal Energy Regulatory Commission also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

        In issuing Order No. 888 et al., the Federal Energy Regulatory Commission determined that the open-access rules set forth in the order would apply to transmission with respect to wholesale sales and also with respect to retail transactions where the transmission component had been unbundled from the retail sale by state regulatory action or voluntarily by the utility making the retail sale. The Commission declined to assert jurisdiction over retail transmission service whose costs were included in the delivered price of energy to the end user (i.e., costs that remained "bundled" into the retail sale). Subsequent court appeals of Order No. 888 were brought by parties challenging the order on the basis that the Commission had no authority to regulate the transmission of unbundled retail sales and by parties challenging the Commission's failure to include the transmission of bundled retail sales in the order. On June 30, 2000, the U.S. Court of Appeals for the District of Columbia Circuit upheld the decision by the Federal Energy Regulatory Commission in both respects, finding that the Commission did have jurisdiction to regulate transmission of unbundled retail transactions, and that it was not required to assert jurisdiction over transmission embedded in bundled retail sales. In an opinion issued on March 4, 2002, the Supreme Court affirmed the decision of the U.S. Court of Appeals.

        While Order No. 888 was pending judicial review, it became apparent to the Federal Energy Regulatory Commission that relying exclusively on the Order No. 888 requirement to file open access tariffs was not having the desired effects of eliminating discriminatory behavior by transmission-owning utilities and promoting the development of competitive wholesale electricity markets. Accordingly, in an effort to remedy the shortcomings it perceived, the Commission on December 20, 1999, issued Order

No. 2000, which required all jurisdictional transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing functional control over their transmission assets under a Regional Transmission Organization, or RTO, meeting certain criteria set forth in the order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntary action by utilities to take such action and required them to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the Commission's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features. In subsequent orders, the Commission has progressively tightened its policies in favor of RTO formation, by such means as an explicit proposal that approvals of market-based rate authority for affiliates of utilities owning transmission should be tied to such utilities' placing functional control over their transmission assets in an RTO meeting the criteria of Order No. 2000.

        On July 31, 2002, the Federal Energy Regulatory Commission issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design (SMD) that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal includes a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal has also engendered considerable comment, and in some cases opposition, including in Congress, and the anticipated timetable for issuance of a final rule is now unclear. The Federal Energy Regulatory Commission recently indicated its intention to publish a "White Paper" in April 2003 setting forth its plans for SMD implementation. Whether adopted in its current or modified form, it may take several years before the SMD model becomes fully operational in all regions of the country. These and other regulatory initiatives by the Federal Energy Regulatory Commission are ongoing, and it is not possible to predict the extent of future developments or how they might affect the wholesale power business.

Retail Competition

        In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of many states have considered whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to unbundle its distribution service (for example, the delivery of electric power through its local distribution lines) from its transmission and generation service (for example, the provision of electric power from the utility's generating facilities or wholesale power purchases). Several state commissions and legislatures have issued orders or passed legislation requiring utilities to offer unbundled retail distribution service, which is called retail wheeling, and phasing in retail wheeling over the next several years.

        The competitive pricing environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, Midwest Generation expects that most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with qualifying facilities and exempt wholesale generators. On the other hand, qualifying facilities and exempt wholesale generators may be subject to pressure to lower their contract prices in an effort to reduce the stranded investment costs of their utility customers. Recent volatility in

California and other regional power markets has resulted in several states slowing, and in some cases reversing, their plans to allow retail competition.

Environmental Matters

        Midwest Generation is subject to environmental regulation by federal, state and local authorities in the United States. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be taken by environmental authorities, could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

        For more information on environmental regulation, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Environmental Matters and Regulations."

Employees

        At December 31, 2002, Midwest Generation employed 1,075 employees, approximately 828 of whom are covered by a collective bargaining agreement. Under Illinois law and as a result of agreements with the union representing the physical, technical, and clerical employees at the time Midwest Generation acquired the facilities, wages, benefits, and working conditions are set. The collective bargaining agreement is due to expire on December 31, 2005. Most of Midwest Generation's employees were employees of Commonwealth Edison prior to Midwest Generation's acquisition of its power generation assets from Commonwealth Edison. Midwest Generation employs a skilled and disciplined workforce that is well prepared to operate within a competitive and deregulated environment. Midwest Generation's staffing levels are comparable with benchmark standards for facilities of a similar size and type.

        Midwest Generation also had a retirement health care and other benefits plan related to its union-represented employees that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on a new retirement health care and other benefits plan which extends from January 1, 2003 through June 30, 2005. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002.

ITEM 2. PROPERTIES

        Midwest Generation owns a fee interest in the following sites, with the exception of the Collins Station, the Powerton Station and the Joliet Units 7 and 8, as more particularly described below. The first eight listed sites are electric generating facilities, and the last nine listed sites are peaking units, the first four of which are located on the same sites as some of Midwest Generation's electric generating facilities.

        Midwest Generation purchased all the properties, with the exception of the Collins Station, from Commonwealth Edison in December 1999. Midwest Generation assigned the right to purchase Collins Station to third parties, who purchased the Collins Station, entered into leases with an affiliate of

Midwest Generation, who in turn leased the plant to Midwest Generation. Commonwealth Edison sold only a portion of its then owned properties to Midwest Generation and retained the remaining portions of its properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison.

        The land at the Collins Station and the Collins Station facilities are encumbered by leases and a mortgage for a loan in an amount up to $774 million. The financing was structured as a sale-leaseback transaction in December 1999. As a result of the sale-leaseback transaction, Midwest Generation leased the property on which the station is located to the owner trusts under site leases. The owner trusts in turn subleased their undivided ground interest in the property to Midwest Generation's affiliate, Collins Holdings EME LLC, which in turn sub-subleases the land back to Midwest Generation. The terms of the site leases and site subleases are 33.75 years, with renewal options. Rent is paid in advance and/or arrears on each January 6, April 6, July 6 and October 6.

        As a result of the sale-leaseback of the Powerton Station and Joliet Units 7 and 8 in August 2000, Midwest Generation leased the property on which the generating units are located to the owner trusts under site leases, and the owner trusts in turn subleased their undivided ground interest in the property back to Midwest Generation under site subleases. The terms of the site leases and site subleases are 33.75 years for the Powerton property and 30 years for the Joliet property, with renewal options. Rent is paid in advance and/or arrears on each January 2 and July 2.

Description of Properties

Plant or Site	Location	Interest In Land	Type	Megawatts
Electric Generating Facilities
Collins Station(1)	Grundy County, Illinois	owned	oil/gas	2,698
Crawford Station	Chicago, Illinois	owned	coal	542
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	314
Joliet Units 7 and 8	Joliet, Illinois	owned	coal	1,044
Powerton Station	Pekin, Illinois	owned	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	789
Will County Station(1)	Romeoville, Illinois	owned	coal	1,092
Peaking Units
Crawford	Chicago, Illinois	owned	oil/gas	121
Fisk	Chicago, Illinois	owned	oil/gas	163
Joliet	Joliet, Illinois	owned	oil/gas	101
Waukegan	Waukegan, Illinois	owned	oil/gas	92
Calumet	Chicago, Illinois	owned	oil/gas	129
Bloom	Chicago Heights, Illinois	owned	oil/gas	45
Electric Junction	Aurora, Illinois	owned	oil/gas	159
Lombard	Lombard, Illinois	owned	oil/gas	64
Sabrooke	Rockford, Illinois	owned	oil/gas	70

		Total		9,287

(1)
Beginning in January 2003, operations at Collins Station Units 4 and 5 (1,060 MW) and at Will County Station Units 1 and 2 (310 MW) were suspended pending improvement in market conditions.

ITEM 3. LEGAL PROCEEDINGS

        No material legal proceedings are presently pending against Midwest Generation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All the outstanding membership interest is, as of the date hereof, owned by Edison Mission Midwest Holdings, which is an indirect wholly owned subsidiary of Edison International. There is no market for the membership interest.

        Dividends on the membership interest will be paid when declared by Midwest Generation's board of managers. There were no cash dividends to Edison Mission Midwest Holdings in 2002, 2001 and 2000.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth Midwest Generation's selected financial data for the periods indicated. On December 15, 1999, Midwest Generation acquired the power generation assets from Commonwealth Edison for a purchase price of approximately $4.9 billion. Midwest Generation had no significant activity before the acquisition. The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this report.

	Years Ended December 31,			Period from Inception (July 12, 1999) to December 31, 1999
	2002	2001	2000
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$1,148.7	$1,057.5	$1,089.2	$23.7
Operating expenses	946.4	953.3	936.0	29.5

Operating income (loss)	202.3	104.2	153.2	(5.8)
Interest and other expense	(227.6)	(258.3)	(311.3)	(14.3)

Loss before income taxes	(25.3)	(154.1)	(158.1)	(20.1)
Benefit for income taxes	9.5	56.4	61.7	7.7

Net loss	$(15.8)	$(97.7)	$(96.4)	$(12.4)

	As of December 31,
	2002	2001	2000	1999
	(in millions)
BALANCE SHEET DATA
Assets	$6,500.6	$6,772.6	$6,730.4	$5,183.9
Current liabilities	1,179.1	230.1	260.4	49.3
Long-term debt	2,502.6	3,672.0	3,518.7	3,422.0
Lease financing	2,169.8	2,179.7	2,188.8	860.0
Other long-term obligations	191.8	227.3	212.5	214.2
Member's equity	457.3	463.5	549.9	638.5
	Years Ended December 31,
	2002	2001	2000	1999
	(in millions)
CASH FLOW DATA
Cash provided by (used in) operating activities	$171.3	$(39.1)	$93.1	$2.0
Cash provided by (used in) financing activities	(77.7)	132.3	1,446.5	4,072.0
Cash used in investing activities	(71.6)	(56.3)	(1,524.0)	(4,074.0)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements. These statements are based on Midwest Generation, LLC's (Midwest Generation's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth under "—Market Risk Exposures" and "—Risk Factors."

General

        Midwest Generation is a special-purpose Delaware limited liability company formed on July 12, 1999 for the purpose of owning or leasing, making improvements to and operating the power generation assets it purchased from Commonwealth Edison, which are referred to as the Illinois Plants. Midwest Generation is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., an indirect wholly owned subsidiary of Edison Mission Energy, which is referred to as EME. EME is a wholly owned subsidiary of Mission Energy Holding Company, which is referred to as MEHC, and is an indirect wholly owned subsidiary of Edison International. Midwest Generation acquired the power generation assets on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items including but not limited to taxes, rents and fees. Prior to the acquisition of these power generation assets, Midwest Generation had no significant business activity.

        Concurrent with the acquisition, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 megawatt (MW) gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases has an initial term of 33.75 years. These subleases have been accounted for as a lease financing for accounting purposes.

        Midwest Generation also completed sale-leaseback transactions with respect to the Illinois peaker units in July 2000 and the Powerton and Joliet power facilities in August 2000. Midwest Generation sold these assets and entered into leasing agreements to control the use of the power plants during the terms of the leases while providing capital to finance its acquisition. In August 2002, Midwest Generation exercised its option and repurchased the Illinois peaker units.

        Midwest Generation currently owns or leases 9,287 MW, consisting of the following:

  •
  six coal-fired generating plants consisting of 5,645 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford, and Fisk Stations;

  •
  the Collins gas and oil-fired generating station consisting of 2,698 MW; and

  •
  a group of on-site generating peakers consisting of 477 MW and off-site generating peakers consisting of 467 MW, based on summer net dependable capacity.

        In connection with the acquisition of these power generation assets, Midwest Generation entered into three five-year power purchase agreements for the coal-fired stations, the Collins Station, and the peaker stations, with Commonwealth Edison. Subsequently, Commonwealth Edison assigned its rights and obligations under these power purchase agreements to Exelon Generation. Midwest Generation derived 99% of its energy and capacity revenues from Exelon Generation under these power purchase agreements for all three years ended December 31, 2002, 2001 and 2000. Midwest Generation has entered into a contract with a marketing affiliate to market energy that is to be sold into the wholesale market as permitted under the power purchase agreements, to engage in hedging activities and to provide scheduling and other services. The marketing affiliate also purchases fuel, other than coal, and enters into fuel hedging arrangements on Midwest Generation's behalf.

        Under the terms of the power purchase agreements with Exelon Generation, Midwest Generation receives significantly higher capacity payments during June through September, the summer months. In addition, due to higher electric demand resulting from warmer weather during the summer months, electric revenues are substantially higher during the third quarter. Accordingly, Midwest Generation's operating results are substantially higher during these months and lower, including expected losses, during non-summer months.

Current Developments

        A number of significant developments during late 2001 and 2002 have adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators). These developments included lower market prices in U.S. wholesale energy markets, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. In response to these developments, many merchant generators and power trading firms have announced plans to improve their financial position through asset sales, the cancellation or deferral of substantial new development, significant reductions in or elimination of trading activities, decreases in capital expenditures, including cancellations of orders for new turbines, and reductions in operating costs. In early 2003, wholesale energy prices in the MAIN region have increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "—Market Risk Exposures" for more information regarding forward market prices.

Midwest Generation's Situation

        Midwest Generation's plants were largely unaffected by these developments in 2002 because Exelon Generation was under contract with Midwest Generation to buy substantially all of the capacity of its units during the entire year. However, as permitted by the power purchase agreements, Exelon Generation has advised Midwest Generation that it will not purchase under contract 2,684 MW of capacity from Midwest Generation's coal-fired units and 1,864 MW of capacity from Midwest Generation's Collins Station and small peaking units for 2003 and 2004. Exelon Generation has the further right to release 1,265 MW of the capacity from Midwest Generation's coal-fired units and 1,778 MW of capacity from Midwest Generation's Collins Station and small peaking units for 2004. As a result, beginning in 2003, the portion of Midwest Generation's generation that will be sold into the wholesale markets has significantly increased, thereby increasing its merchant risk. As a result of these and other factors, both Moody's Investor Service and Standard & Poor's Rating Service downgraded Midwest Generation's credit rating and the credit ratings of Midwest Generation's parent, Edison Mission Midwest Holdings, and Midwest Generation's indirect parent, EME, to below investment grade. See "—Credit Ratings."

        As of December 31, 2002, Midwest Generation had $5.6 billion of debt and lease financings, including $911 million of debt maturing in December 2003. Midwest Generation's debt obligations to Edison Mission Overseas Co. are on terms matching those of a credit agreement between Edison Mission Midwest Holdings and commercial lenders. Midwest Generation is a guarantor of Edison Mission Midwest Holdings' obligations, which include $911 million of debt maturing in December 2003 that will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that it will be able to extend or refinance this debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by MEHC in July 2001 or at all. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance its obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty. Within Item 8, see "Report of Independent Accountants," "Notes to Financial Statements—Note 5. Long-Term Debt" and "Notes to Financial Statements—Note 10. Lease Commitments."

        Against this background, Midwest Generation has undertaken actions to reduce its commitments and expenditures, thereby improving its cash flow. These actions included:

  •
  a reduction in Midwest Generation's capital expenditure program by an aggregate of $310 million for the years 2003-2005 due to suspension of work on two selective catalytic reduction systems (commonly referred to as SCRs) for the Powerton Station;

  •
  suspension, beginning in January 2003, of operations at Units 1 and 2 of the Will County plant and Units 4 and 5 of the Collins Station in order to reduce operating costs; and

  •
  termination of Midwest Generation's obligation to install 500 MW of new generating capacity in Chicago in exchange for a series of payments and other consideration as further described in "—Contractual Obligations, Commitments and Contingencies—Chicago In-City Obligation."

        For a discussion of risk factors that affect Midwest Generation's business and Midwest Generation's current financial condition, see "—Risk Factors" and "—Liquidity and Capital Resources."

Results of Operations

Operating Revenues

        Operating revenues increased $91.2 million in 2002 compared to 2001 and decreased $31.7 million in 2001 compared to 2000. The 2002 increase is due to higher generation and energy prices, increased capacity revenue from higher availability, and lower losses from price risk management activities. The 2001 decrease is primarily due to losses from price risk management activities. Virtually all of Midwest Generation's energy and capacity sales were made to Exelon Generation under the power purchase agreements. For the past three years, 99% of Midwest Generation's total capacity and energy revenues were derived under its three power purchase agreements with Exelon Generation.

        Midwest Generation's coal plants sold 27,574 GWh, 26,627 GWh and 27,117 GWh of electricity during 2002, 2001 and 2000, respectively, and had availability factors of 84.8%, 82.9% and 79.6% during these periods. The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. The coal plants are not available during periods of planned and unplanned maintenance. Midwest Generation generally refers to unplanned maintenance as a forced outage. Midwest Generation's coal plants had a forced outage rate of 6.5%, 9.5% and 9.8% during 2002, 2001 and 2000, respectively.

        The weighted average price for energy sold from the coal plants was $16.89/MWh, $16.06/MWh and $15.43/MWh in 2002, 2001 and 2000, respectively. The 2002 and 2001 increases in the weighted average price for energy were due to capacity and energy price escalation from the power purchase agreement with Exelon Generation.

        Loss from price risk management activities was $1.3 million and $21.3 million in 2002 and 2001, respectively. The 2002 loss was primarily due to the realized loss recognized on the futures contracts discussed below that expired in August 2002. The 2001 loss primarily resulted from the change in market value of futures contracts with respect to a portion of anticipated fuel purchases through 2002 that did not qualify for hedge accounting under SFAS No. 133. Income from price risk management activities was $5.7 million in 2000. The 2000 income resulted from a gain realized for calendar year 2001 financial options entered into beginning August 2000 as a hedge of Midwest Generation's price risk associated with expected natural gas purchases at the plants. During the fourth quarter of 2000, Midwest Generation determined that it was no longer probable that it would purchase natural gas at the plants during 2001. This decision resulted from sustained gas prices far greater than were contemplated when Midwest Generation originally projected its 2001 gas needs and the fact that it can use fuel oil interchangeably with natural gas at some of its plants.

Operating Expenses

        Operating expenses decreased $6.9 million in 2002 compared to 2001 and increased $17.3 million in 2001 compared to 2000. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel costs increased $41.9 million in 2002 compared to 2001, and decreased $49.6 million in 2001 compared to 2000. The 2002 increase was primarily due to increased coal generation and increased coal prices offset by lower fuel prices at the Collins Station. The 2001 decrease is primarily due to lower fuel prices and proceeds from the sale of SO2 allowances to an affiliate.

        Plant operations expenses decreased $52.7 million in 2002 compared to 2001, and increased $60.1 million in 2001 compared to 2000. The 2002 decrease was primarily due to maintenance and security costs that were lower in 2002 compared to 2001 due to a strike during June through October 2001 offset by approximately $4.6 million of severance expense recorded in 2002 due to cost reduction programs. In addition, rent expense related to the Illinois peaker power units synthetic lease was lower in 2002 compared to 2001 due to a decline in variable lease costs tied to changes in interest rates and from the termination of the synthetic lease in August 2002. The 2001 increase in plant operations expense was primarily due to planned maintenance costs that were accelerated during the strike and costs of additional security related to the strike.

        Asset impairment and other charges in 2002 consisted of a $25.4 million impairment charge during the third quarter of 2002 for the write-off of capitalized costs associated with the suspension of capital improvements at the Powerton Station and a $44.9 million loss during the fourth quarter of 2002 for future payments owed under the Chicago In-City Obligation. See "—Contractual Obligations, Commitments and Contingencies—Chicago In-City Obligation," for additional information.

        The settlement of postretirement employee benefit liability in 2002 related to a retirement health care and other benefits plan for union-represented employees that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on new benefits plans, which extend from January 1, 2003 through June 30, 2005. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002. The accounting for postretirement benefit liabilities has been determined on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Midwest Generation assumed, for accounting purposes, that it would provide for postretirement healthcare benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Midwest Generation had no legal obligation to do so. Under the new agreement, postretirement healthcare benefits will not be provided. Accordingly, Midwest Generation treated this as a plan termination under SFAS No. 106 and recorded a pre-tax gain of $70.7 million during the fourth quarter of 2002.

        Depreciation and amortization expense increased $8.9 million in 2002 compared to 2001, and decreased $1.0 million in 2001 compared to 2000. The 2002 increase was primarily due to the $300 million purchase of the peaker power units in August 2002 that were previously subject to the synthetic lease, in addition to other recurring capital expenditure additions. Depreciation expense primarily relates to the acquisition of the power generation assets Midwest Generation purchased from Commonwealth Edison that are being depreciated over periods ranging from 20 to 40 years and the peaker power units that are being depreciated over 15 years, effective August 2002. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback and the Collins Station sale-leaseback which are being amortized over the term of the leases.

        Administrative and general expenses decreased $4.8 million in 2002 compared to 2001, and increased $7.8 million in 2001 compared to 2000. The 2002 decrease was primarily due to a $4.3 million bad debt allowance related to gas purchases with Enron Corp. that was recognized in 2001. The 2001 increase was primarily due to the same bad debt allowance and an increase in the administrative services charge from Midwest Generation's parent due to higher levels of legal and labor costs.

Other Income (Expense)

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Interest income and other expense	(510)	440	(1,006)
Interest income from affiliate	118,879	129,637	50,948
Interest expense	(118,940)	(131,419)	(88,625)
Interest expense to affiliate	(227,066)	(256,940)	(272,578)

Total other expense	(227,637)	(258,282)	(311,261)

        Interest income from affiliate decreased $10.8 million in 2002 compared to 2001, and increased $78.7 million in 2001 compared to 2000. The 2002 decrease was due to lower interest rates on the variable rate notes to EME and due to the repayment received from EME in August 2002 on the $300 million note in connection with Midwest Generation's purchase of the peaker power units. The 2001 increase was due to a full year of interest earned on the EME notes in 2001 compared to a partial year in 2000 since the notes originated from the lease financing transactions completed in July and August 2000.

        Interest expense decreased $12.5 million in 2002 compared to 2001, and increased $42.8 million in 2001 compared to 2000. Interest expense relates to the lease financings of the Collins, Powerton and Joliet Stations. The 2002 decrease was due to lower interest rates on the variable component of the Collins lease financing. In 2001, interest expense increased due to the fact that the lease financings were completed in July and August 2000.

        Interest expense to affiliate decreased $29.9 million in 2002 compared to 2001, and decreased $15.6 million in 2001 compared to 2000. Interest expense to affiliate relates to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The 2002 decrease was primarily due to lower interest rates on the variable rate loan for the majority of 2002. The 2001 decrease was also primarily due to lower interest rates on the variable rate loan in 2001 compared to 2000.

Benefit For Income Taxes

        Midwest Generation had effective income tax benefit rates of 37.6%, 36.6% and 39.0% in 2002, 2001 and 2000, respectively. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

Net Loss

        Midwest Generation generated net losses for all three years ended December 31, 2002, 2001 and 2000. Although Midwest Generation expects to generate cash flow from operations, it expects to incur losses after depreciation, amortization and interest expense for several years. Midwest Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

Related Party Transactions

  Edison Mission Marketing & Trading Agreements

        Midwest Generation entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective March 23, 2001, pursuant to which Midwest Generation's marketing affiliate arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emissions allowances.

        Midwest Generation compensates its marketing affiliate in accordance with the following table with respect to these transactions, and reimburses its marketing affiliate for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Electric energy and/or capacity	$.02/MWh ($.02/MW-day for capacity)
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

        The net fees earned by the marketing affiliate were $1.2 million, $0.9 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The amount due from the marketing affiliate was $6.5 million and $5.7 million at December 31, 2002 and 2001, respectively.

        Midwest Generation also entered into several transactions through its marketing affiliate to sell or purchase surplus SO2 or NOx allowances to other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received was $5.0 million and $10.2 million during 2002 and 2001, respectively.

  Notes Receivable from Edison Mission Energy

        Proceeds arising from the Powerton-Joliet sale-leaseback transaction were used by Midwest Generation to make a loan to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full on January 2, 2016. Midwest Generation earned interest income of $118.9 million, $129.6 million, and $50.9 million during 2002, 2001 and 2000, respectively. In addition to the four intercompany notes above relating to the Powerton-Joliet sale-leaseback, Midwest

Generation loaned EME $300 million from the sale-leaseback of the peaker power units. EME paid off the $300 million note in August 2002 in connection with Midwest Generation's repurchase of the peaker power units. For more information on the sale-leasebacks, see "—Contractual Obligations, Commitments and Contingencies."

  Loan Agreements with Edison Mission Overseas Co.

        Edison Mission Midwest Holdings used the proceeds of the loan under the credit agreement that it entered into in December 1999 (a total of approximately $1.8 billion) to make an equity investment in its wholly owned subsidiary, Edison Mission Overseas Co., which in turn lent the money to Midwest Generation. Edison Mission Overseas and Midwest Generation entered into a subordinated loan agreement with terms matching the terms of Edison Mission Midwest Holdings' credit agreement. Under the terms of the subordinated loan agreement, Midwest Generation is required to make payments to Edison Mission Overseas similar to those payments made by Edison Mission Midwest Holdings under its credit agreement. The obligations of Edison Mission Midwest Holdings are guaranteed by Midwest Generation. As of December 31, 2002, the borrowings of Midwest Generation under the subordinated loan agreement were approximately $1.7 billion; of which a total of $911 million matures in December 2003. In December 1999, Midwest Generation also entered into a subordinated revolving loan agreement with Edison Mission Overseas for up to $2 billion, which was subsequently increased to $2.5 billion. See "Notes to Financial Statements—Note 5. Long-Term Debt," for more information about these loan agreements.

  Tax-Allocation Agreements

        Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent, Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the long-term state tax apportionment factors of the Edison International group. Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans).

  Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2002, 2001 and 2000 were $124.7 million, $127.4 million and $149.4 million, respectively.

        Midwest Generation participates in the insurance program of Edison International, including property, general liability, workers compensation and various other specialty policies. Midwest Generation's insurance premiums are generally based on its share of risk related to each policy. In connection with the property insurance program, a portion of the risk is reinsured by a captive insurance subsidiary of Edison International.

        Midwest Generation recorded a receivable from EME of $169.9 million December 31, 2001 related to the tax due under the tax-allocation agreement. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under Midwest Generation's affiliate subordinated loan agreement with Edison Mission Overseas.

  Contribution of Services by Parent

        Midwest Generation EME, LLC is Midwest Generation's indirect parent in Illinois and provides executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $10.6 million, $11.3 million and $7.8 million for the periods ended December 31, 2002, 2001 and 2000, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements.

  Support Services Agreement with Parent

        Midwest Generation entered into an agreement with its indirect parent, Midwest Generation EME, LLC to provide support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks Midwest Generation requests, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2002, 2001 and 2000 were $6.8 million, $7.0 million and $8.3 million, respectively.

  Fuel Services Agreements

        Midwest Generation entered into agreements with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the years ended December 31, 2002, 2001 and 2000 was $1.1 million, $1.3 million and $1.0 million, respectively.

Critical Accounting Policies and Estimates

        The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates and they have a material impact on Midwest Generation's results of operations and financial position.

Derivative Financial Instruments and Hedging Activities

        Midwest Generation uses derivative financial instruments for price risk management activities for non-trading purposes. Derivative financial instruments are mainly utilized to manage exposure from changes in electricity and fuel prices. Midwest Generation follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires derivative financial instruments to be recorded at their fair value unless an exception applies. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        Management's judgment is required to determine if a transaction meets the definition of a derivative and, if yes, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of Midwest Generation's power sales and fuel supply agreements related to its generation activities either: (1) do not meet the definition of a derivative as they are not readily convertible to cash, (2) qualify as normal purchases and sales and are, therefore, recorded on an accrual basis, or (3) qualify for hedge accounting.

        Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credits risks, market liquidity and discount rates. See "—Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

Impairment

        Long-Lived Assets.    Midwest Generation follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Midwest Generation evaluates long-lived assets whenever indicators of impairment exist. This accounting standard requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized in the financial statements. The amount of impairment is determined by the difference between the carrying amount and fair value of the asset.

        The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors Midwest Generation considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties or significant negative industry or economic trends. During the fourth quarter of 2002, Midwest Generation assessed the impairment of its long-lived assets. Midwest Generation has grouped its assets into three asset groups: coal-fired power plants, the Collins Station, and the small peaker plants. Management judgment was required to make this assessment based on the lowest level of cash flow that was viewed by management as largely independent of each other. The expected future undiscounted cash flow from Midwest Generation's power plants is a critical accounting estimate because: (1) estimating future prices of energy and capacity in wholesale energy markets is susceptible to significant change, and (2) the period of the forecast is over an extended period of time due to the remaining estimated useful life (15 to 31 years) of power plants, and (3) the impact of an impairment on Midwest Generation's financial position and results of operations would be material. The expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those asset groups.

        Idle Facilities.    Due to lower wholesale prices for energy during 2002 (see "—Market Risk Exposures"), Midwest Generation has suspended operations at Units 1 and 2 at Will County and Units 4 and 5 at the Collins Station. Midwest Generation continues to record depreciation on such assets during the period that Midwest Generation has suspended operations. Accounting for these units as idle facilities requires management's judgment that these units will return to service. Midwest Generation has continued the maintenance of these units in order to return them to service when market conditions improve on a sustained basis and future environmental uncertainties are resolved. If market conditions do not improve on a sustained basis, environmental uncertainties are not resolved or are resolved unfavorably, or if a decision is made not to return them to service due to other factors, Midwest Generation could sell or decommission one or more of these units. Such a decision could result in a loss on sale or a write down of the carrying value of these assets.

Income Taxes

        SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Midwest Generation uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See "Notes to Financial Statements—Note 7. Income Taxes" for additional details.

        As part of the process of preparing its financial statements, Midwest Generation is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's balance sheet.

        For additional information regarding Midwest Generation's accounting policies, see "Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies."

Liquidity and Capital Resources

Historical

        At December 31, 2002, Midwest Generation had cash and cash equivalents of $74.7 million compared to $52.6 million at December 31, 2001. Net working capital at December 31, 2002 was $(853.3) million compared to $233.5 million at December 31, 2001. The change in working capital is the result of the classification of $911 million of debt as a current liability due December 2003. Net cash provided by operating activities was $171.4 million in 2002. Net cash used in operating activities was $39.1 million in 2001. Net cash provided by operating activities was $93.1 million in 2000. The changes in cash provided by operating activities are due to the timing of working capital items.

        Net cash used in financing activities totaled $77.7 million in 2002. Net cash provided by financing activities totaled $132.3 million in 2001 and $1.4 billion in 2000. In 2002, Midwest Generation generated operating cash flow which enabled the paydown of debt. In 2001, Midwest Generation required debt financing to meet operating cash obligations and capital expenditures. In 2000, Midwest Generation received $1.367 billion of proceeds from the Powerton-Joliet sale-leaseback which were used to make a loan to EME.

        Net cash used in investing activities totaled $71.6 million in 2002, $56.3 million in 2001 and $1.5 billion in 2000. In 2002, Midwest Generation received payment in full for the $300 million loan to EME, repurchased the Illinois peaker power units and made upgrades to plant equipment. In 2001,

Midwest Generation made upgrades to plant equipment. In 2000, Midwest Generation loaned $1.667 billion to EME, received proceeds of $300 million from the Illinois peakers sale-leaseback and made upgrades to plant equipment following Midwest Generation's acquisition in 1999.

        Purchase of Equipment Under Lease.    On August 9, 2002, Midwest Generation exercised its option to purchase the Illinois peaker power units that were subject to a lease with a third-party lessor. This operating lease was structured to maintain a minimum amount of equity (3% of the acquisition price) for the duration of the lease term in accordance with existing guidance for leases involving special purpose entities (sometimes referred to as synthetic leases). In order to fund the purchase, Midwest Generation received full payment of principal, interest and fees on its $300 million note receivable from EME, and then paid $300 million plus outstanding lease obligations to the owner-lessor. These peaker units were recorded as assets and are being depreciated over their estimated useful lives of 15 years.

Current

        Midwest Generation plans to spend approximately $53 million on capital expenditures for 2003. These capital expenditures are planned to be financed by cash generated from operations. Midwest Generation's principal source of liquidity is cash on hand and future cash flow from operations. In addition, Midwest Generation has access to a $150 million working capital facility through its parent.

        Midwest Generation had the following maturities of long-term debt to its affiliate at December 31, 2002:

Amount	Due Date
(in millions)
$911.0	December 2003
808.3	December 2004

$1,719.3

        Midwest Generation plans to extend or refinance the $911 million debt obligation at or prior to its expiration in December 2003, as part of its parent company's, Edison Mission Midwest Holdings', refinancing plans. See "Notes to Financial Statements—Note 5. Long-Term Debt," for more information. Completion of this extension or refinancing is subject to a number of uncertainties, including the ability of Midwest Generation to generate funds during 2003 and the availability of credit from financial institutions on acceptable terms in light of industry conditions. Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility. See "—Risk Factors."

Edison Mission Midwest Holdings Credit Facility Covenants

        Midwest Generation's parent company, Edison Mission Midwest Holdings, is the borrower under a $1.869 billion credit facility with a group of commercial banks. Midwest Generation has guaranteed its parent company's obligations under this credit facility. The funds borrowed under this facility were used to fund Midwest Generation's original acquisition and provide working capital to its operations. As part of the original acquisition, Midwest Generation entered into a sale-leaseback transaction for the Collins Station and then subsequently entered into sale-leaseback transactions for the Powerton Station and the Joliet Station in August 2000. In order for Edison Mission Midwest Holdings to make a distribution, Edison Mission Midwest Holdings and Midwest Generation must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating. Due to the downgrade of the credit rating of Edison Mission Midwest Holdings to below investment grade, no distributions can currently be made by Edison Mission Midwest Holdings to its parent company, and ultimately, to EME at this time. See "—Credit Ratings."

        Edison Mission Midwest Holdings must maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. Midwest Generation expects that revenues for 2003 from Exelon Generation will represent 50% or more of its revenues. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration could result in an event of default under the Powerton and Joliet leases. During the 12 months ended December 31, 2002, the historical debt service coverage ratio was 4.04 to 1 and the debt-to-capital ratio was 0.51 to 1.

        There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate, Edison Mission Overseas (which is also a subsidiary of Edison Mission Midwest Holdings) or to make distributions directly to Edison Mission Midwest Holdings.

Credit Ratings

Downgrade of Midwest Generation and its Parent, Edison Mission Midwest Holdings

        Midwest Generation has guaranteed the obligations of its parent, Edison Mission Midwest Holdings, under a $1.869 billion credit facility. On October 1, 2002, Moody's downgraded Edison Mission Midwest Holdings' bank facility rating to Ba2 from Baa2 and Midwest Generation's lessor notes rating to Ba3 from Baa3. These ratings remain under review for possible further downgrade. On November 25, 2002, Standard & Poor's downgraded the credit rating on Midwest Generation's lessor notes to BB- (below investment grade) from BBB- (investment grade). Standard & Poor's also lowered its credit rating on Midwest Generation's parent, Edison Mission Midwest Holdings (bank facility, guaranteed by Midwest Generation, to BB- from BBB-). Standard & Poor's has assigned a negative rating outlook for each of the entities that were downgraded.

        As a result of the downgrades of Edison Mission Midwest Holdings below investment grade, provisions in the agreements binding on Edison Mission Midwest Holdings and Midwest Generation restrict the ability of Edison Mission Midwest Holdings to make distributions to its parent company, and ultimately to EME. There are no limitations on Midwest Generation's ability to pay intercompany loans or make distributions to Edison Mission Midwest Holdings or Edison Mission Overseas.

        The following table summarizes the provisions restricting cash distributions (sometimes referred to as cash traps) and the related changes in the cost of borrowing by Edison Mission Midwest Holdings under the applicable financing agreements. The currently applicable provisions are those set forth in the same row as the Standard & Poor's rating "BB-."

S&P Rating	Moody's Rating	Cost of Borrowing Margin	Cash Trap
		(based on LIBOR)
BBB- or higher	Baa3 or higher	150	No cash trap
BB+	Ba1	225	50% of excess cash flow trapped until six month debt service reserve is funded
BB	Ba2	275	100% of excess cash flow trapped
BB-	Ba3	325	100% of excess cash flow trapped
B+	B1	325	100% cash sweep by lenders to repay debt (i.e., 100% of excess cash flow trapped and used to repay debt)

        As a result of the downgrades affecting Edison Mission Midwest Holdings, provisions in the agreements binding on Edison Mission Midwest Holdings require it to deposit, on a quarterly basis, 100% of its defined excess cash flow into a cash flow recapture account held and maintained by the collateral agent. On October 31, 2002, Edison Mission Midwest Holdings deposited $50.3 million into the cash flow recapture account in accordance with these provisions and deposited another $27.6 million on January 27, 2003. The funds in the cash flow recapture account may be used only to meet debt service obligations of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed, if funds are not otherwise available from working capital. The deposit of funds into this account limits the amount of funds that would otherwise be available by Edison Mission Midwest Holdings to lend to Midwest Generation to meet working capital requirements.

        The increase in the cost of the borrowings of Edison Mission Midwest Holdings resulted in an increase in Midwest Generation's cost of borrowing under its long-term debt with Edison Mission Overseas, as the terms and conditions of Midwest Generation's loan agreement with Edison Mission Overseas mirror the terms of Edison Mission Midwest Holdings' credit agreement. Midwest Generation estimates its annual increase in interest and lease costs as a result of both the Moody's and Standard & Poor's rating downgrades to be $46.1 million based on existing debt and lease agreements as compared to the cost of borrowing margins prior to the downgrades.

Downgrade of Edison Mission Energy

        On October 1, 2002, Moody's downgraded EME's senior unsecured rating to Ba3 (below investment grade) from Baa3 (investment grade). This rating remains under review for possible further downgrade. On November 25, 2002, Standard & Poor's downgraded EME's senior unsecured rating to BB- (below investment grade) from BBB- (investment grade). Standard & Poor's has assigned a negative rating outlook for EME.

        As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. Debt service payments by EME on the promissory notes may be used by Midwest Generation to meet its payment obligations under these leases in whole or part. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. Accordingly, EME is still obligated to continue to make payments under the intercompany loans from Midwest Generation, notwithstanding EME's inability to receive distributions from Edison Mission Midwest Holdings as a result of the downgrade. Since Edison Mission Midwest Holdings is restricted from making distributions to EME, EME needs to generate sufficient cash flow from other subsidiaries or sources in excess of its interest and overhead costs to continue to make payments under the intercompany loans from Midwest Generation. There is no assurance that EME will have sufficient cash flow to meet these obligations. If Midwest Generation does not receive payment on the intercompany loans from EME, Midwest Generation may be unable to meet its lease obligations under the Powerton and Joliet leases. This would result in an event of default under the Powerton and Joliet leases and in a cross-default under the Collins Lease and credit agreement of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed. These events would have a material adverse effect on Midwest Generation.

Credit Support for Price Risk Management Activities

        Midwest Generation has entered into a contract with a marketing affiliate, Edison Mission Marketing & Trading, for the sale of energy and capacity not contracted to Exelon Generation and for the purchase of fuel, which enables this marketing affiliate to engage in forward sales and hedging. Under this contract, Midwest Generation pays the marketing affiliate fees of $0.02/MWh plus emission allowance fees. EME has provided guarantees to support Edison Mission Marketing & Trading's operations, including contracts with third parties, for the marketing of Midwest Generation's power pursuant to Midwest Generation's marketing agreement. Following the Moody's and Standard & Poor's downgrades of EME's credit rating, EME provided $52 million (as of March 21, 2003) in cash collateral and letters of credit for the benefit of counterparties and could be required to provide additional collateral in the future. It is likely that much of Edison Mission Marketing & Trading's transactions in the near future will be supported by letters of credit and cash collateral instead of guarantees by EME. Midwest Generation may provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to Midwest Generation's merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that EME and Midwest Generation will be able to provide credit support to Edison Mission Marketing & Trading in amounts sufficient to support all of Midwest Generation's merchant activity. See "—Risk Factors."

Contractual Obligations, Commitments and Contingencies

        The following table summarizes Midwest Generation's contractual obligations and commercial commitments as of December 31, 2002.

	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Contractual Obligations
Long-term debt to affiliate	$911.0	$808.3	$—	$—	$—	$1,694.3	$3,413.6
Lease financings	137.8	149.4	191.4	275.2	313.9	2,511.4	3,579.1
Operating lease obligations	14.4	13.8	11.4	10.9	10.4	76.1	137.0
Chicago In-City obligation	22.3	1.5	1.5	1.5	1.5	7.5	35.8
Fuel supply contracts	276.9	135.4	130.8	132.8	7.7	39.9	723.5

Total Contractual Cash Obligations	$1,362.4	$1,108.4	$335.1	$420.4	$333.5	$4,329.2	$7,889.0

Commercial Commitments
Capital improvements	$23.5	$—	$—	$—	$—	$—	$23.5

Long-term Debt to Affiliate

        In connection with the acquisition of its power generation assets, Midwest Generation obtained two loans from an affiliate, Edison Mission Overseas. The terms of the subordinated loan agreement with Edison Mission Overseas mirror the terms and conditions of Edison Mission Midwest Holdings' credit agreement with principal payments due in December 2003 and 2004. The subordinated revolving loan agreement with Edison Mission Overseas is due in 2034 with no scheduled principal repayment prior to its maturity. These loans are subordinate to Midwest Generation's lease rent obligations as well as its obligation as a guarantor under Edison Mission Midwest Holdings' credit agreement. See "Results of Operations—Related Party Transactions—Loan Agreements with Edison Mission Overseas Co." for additional discussion.

Lease Financing Obligations

        Collins Station Lease.    In connection with the acquisition of the power generation assets from Commonwealth Edison, Midwest Generation assigned the right to purchase the Collins gas and oil-fired power plant to four third-party lessors. The third parties purchased the Collins Station for an aggregate price of $860 million and entered into leases of the plant with an affiliate of Midwest Generation. Midwest Generation's affiliate entered into subleases with Midwest Generation. The subleases, which are being accounted for as a lease financing, each have an initial term of 33.75 years with payments due on a quarterly basis. If a lessor intends to sell its interest in the Collins Station, Midwest Generation has a right of first refusal to acquire the interest at fair market value.

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

        The rent under the Collins lease includes both a fixed component and a variable component, which is affected by movements in defined interest rate indices. If the lessor borrowings are not repaid at maturity, by a refinancing or otherwise, the interest rate on them would increase at specified increments every three months, which would be reflected in adjustments to the Collins lease rent payments. Under the Collins lease, Midwest Generation may request the owner/lessor to cause Midwest Funding LLC to refinance the lessor borrowings in accordance with guidelines set forth in the lease, but such refinancing is subject to the owner/lessor's approval. If the lessor borrowings are not refinanced by December 2004 because the owner/lessor's approval is not obtained or a refinancing is not commercially available, rent under the Collins lease would increase by approximately $9 million for the first quarter of 2005 and increase approximately $2 million for each quarter thereafter.

        Powerton and Joliet Facilities Sale-Leaseback.    In August 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton and Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. Midwest Generation loaned the proceeds from the sale of the facilities to EME. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. EME guarantees Midwest Generation's payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. Midwest Generation makes lease payments from the principal and interest payments it receives on the loans to EME as well as Midwest Generation's cash flow from operating activities. Midwest Generation is also required to pay operating expenses and other expenses, including interest on and principal of its subordinated loans. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases. For more information on Midwest Generation's loans to EME, see "—Risk Factors."

        In the event of a default under the leases, each lessor can exercise all of its rights under the applicable lease, including repossessing the power plant and seeking monetary damages. Each lease sets forth a termination value payable upon termination for default and in certain other circumstances, which generally declines over time and in the case of default may be reduced by the proceeds arising from the sale of the repossessed power plant. A default under the terms of the Collins or Powerton and Joliet leases could result in a loss of Midwest Generation's ability to use such power plant and would have a material adverse effect on Midwest Generation's results of operations and financial position.

Fuel Supply Contracts

        Midwest Generation has entered into several fuel purchase agreements with various third-party suppliers for the purchase and/or transport of coal and fuel oil. The contracts range from one year to ten years in length. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses.

Chicago In-City Obligation

        Pursuant to the acquisition documents for the purchase of generating assets from Commonwealth Edison, Midwest Generation committed to install one or more gas-fired electric generating units having an additional gross dependable capacity of 500 MW at or adjacent to an existing power plant site in Chicago, this commitment being referred to as the In-City Obligation, for an estimated cost of $320 million. The acquisition documents required that commercial operation of this project commence by December 15, 2003. Due to additional capacity for new gas-fired generation in the Mid-America Interconnected Network, generally referred to as the MAIN Region, and the improved reliability of power generation in the Chicago area, Midwest Generation did not believe the additional gas-fired generation was needed. In February 2003, Midwest Generation finalized an agreement with Commonwealth Edison to terminate this commitment in exchange for the following:

  •
  Payment of $22.3 million to Commonwealth Edison in February 2003.

  •
  Payment of $13.5 million to Commonwealth Edison due in nine annual installments of $1.5 million beginning in February 2004, secured by a security interest in 125,000 barrels of oil at the Collins Station.

  •
  Assumption of a power purchase obligation of the City of Chicago by entering into a replacement long-term power purchase contract with Calumet Energy Team LLC. The replacement contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

        As a result of this agreement with Commonwealth Edison, Midwest Generation recorded a loss of $45 million during the fourth quarter of 2002. The loss was determined by the sum of: (a) the present value of the cash payments to both Commonwealth Edison and Calumet Energy Team LLC (capacity payments), less (b) the fair market value of the option to purchase power under the replacement contract with Calumet Energy Team LLC described above. As a result of this agreement with Commonwealth Edison, Midwest Generation is no longer obligated to build the additional gas-fired generation.

Interconnection Agreement

        Midwest Generation has entered into interconnection agreements with Commonwealth Edison to provide interconnection services necessary to connect the Illinois Plants with its transmission systems. Unless terminated earlier in accordance with the terms thereof, the interconnection agreements will terminate on a date mutually agreed to by both parties. This date may not exceed the retirement date of the Illinois Plants. Midwest Generation is required to compensate Commonwealth Edison for all reasonable costs associated with any modifications, additions or replacements made to the interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Illinois Plants.

Guarantees and Indemnities

  Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

        Midwest Generation has guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.7 billion at December 31, 2002. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. See "Notes to Financial Statements—Note 5. Long-Term Debt."

  Tax Indemnity Agreement

        In connection with the sale-leaseback transactions related to the Collins Station and the Powerton and Joliet Stations, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations under these tax indemnity agreements, Midwest Generation cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities.

  Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        Midwest Generation entered into a supplemental agreement to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At December 31, 2002, Midwest Generation recorded a $5 million liability related to known claims provided by Commonwealth Edison.

Off-Balance Sheet Transactions

        Midwest Generation has off-balance sheet activities related to operating leases in place for equipment, primarily leased barges and railcars that have terms which range from as short as 1.5 years to more than 17 years. See "—Contractual Obligations, Commitments and Contingencies" for Midwest Generation's minimum operating lease obligations.

Market Risk Exposures

        Midwest Generation's primary market risk exposures arise from fluctuations in electricity prices, fuel prices, emission allowance prices, transmission rights and interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "—Current Developments" and "—Credit Ratings" for a discussion of market developments and their impact on Midwest Generation's credit and the credit of its counterparties.

Commodity Price Risk

        Midwest Generation's merchant power plants expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with Midwest Generation's risk management policies through its marketing affiliate. Policies are in place that limit the amount of total net exposure Midwest Generation may enter into at any time. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Midwest Generation's marketing affiliate performs a "value at risk" analysis in its daily business to measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Midwest Generation's marketing affiliate supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        As discussed further below, beginning in 2003, Midwest Generation is selling a significant portion of its energy into wholesale energy markets. Midwest Generation may hedge a portion of its electric output that is not committed to be sold under long-term contracts, in order to provide more predictable earnings and cash flow. When appropriate, Midwest Generation manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

        With the exception of revenue generated by the three power purchase agreements with Exelon Generation, Midwest Generation's revenues and results of operations during the estimated useful lives of the power plants will depend upon prevailing market prices for capacity, energy, ancillary services, fuel oil, coal, natural gas, emission credits and associated transportation costs in the market area known as the MAIN Region and neighboring markets. Among the factors that influence the price of power in the MAIN Region are:

  •
  prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

  •
  the cost of emission credits or allowances;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

  •
  transmission congestion in and to the MAIN Region;

  •
  the market structure rules to be established for the MAIN Region and contiguous areas;

  •
  the availability, reliability and operation of nuclear generating plants in the MAIN Region and the extended operation of nuclear generating plants beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in the MAIN Region and surrounding areas from time to time; and

  •
  the rate of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

Status of the Exelon Generation Power Purchase Agreements

        Virtually all of Midwest Generation's energy and capacity sales in 2002 were to Exelon Generation under the power purchase agreements. Under each of the power purchase agreements, Exelon Generation, upon notice by a given date, has the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, Midwest Generation expects a large portion of its energy to be sold into the wholesale markets in 2003.

        In July 2002, under the power purchase agreement related to Midwest Generation's coal-fired generation units, Exelon Generation exercised its option to purchase 1,265 MW of capacity and energy during 2003 (of a possible total of 3,949 MW subject to option) from the option coal units. As a result, 2,684 MW of capacity of the Will County 1 and 2, Joliet 6 and 7, and Powerton 5 and 6 units ceased to be subject to the power purchase agreement from and after January 1, 2003. Exelon Generation continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the option coal units retained for 2003. Exelon Generation remains committed to purchase the capacity of certain committed units having 1,696 MW of capacity for both 2003 and 2004.

        In October 2002, under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation exercised its option to terminate the existing power purchase agreements during 2003 with respect to (a) 1,614 MW of capacity and energy (of a possible total of 2,698 MW subject to the option to terminate) from the Collins Station, a natural gas and oil-fired electric generating station, and (b) 113 MW of capacity and energy (of a possible total of 807 MW subject to the option to terminate) from the natural gas and oil-fired peaking units, in accordance with the terms of each applicable power purchase agreement. As a result, 1,614 MW of capacity from the Collins Units 2, 4 and 5, and 113 MW of capacity from the Lombard 33 and Calumet 33 and 34 peaking units, ceased to be subject to a power purchase agreement from and after January 1, 2003. Previously, Exelon Generation exercised its option to terminate 137 MW of capacity from the Bloom and Waukegan peaking units effective January 1, 2002. Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the Collins Station and peaking units not previously terminated for 2003 (1,084 MW from the Collins Station and 694 MW from the peaking units).

        Under the Collins Station power purchase agreement, Exelon Generation has the right to purchase all of the energy produced by the Collins Station. Energy prices vary depending on the total annual number of megawatt-hours of energy purchased and the market price of natural gas. When purchases exceed an annual threshold of 2.7 million MWh, prorated to 1.085 million MWh in 2003 due to the release of units, Exelon Generation purchases energy at market price and thus bears all subsequent risk of changes in the market price of natural gas used to produce the energy purchased. The Collins Station is capable of burning fuel oil in lieu of natural gas, which enables Midwest Generation to use fuel oil when it costs less than natural gas. Midwest Generation has in the past purchased and has in inventory stocks of fuel oil for this purpose.

        The energy and capacity from any units which are not subject to one of the power purchase agreements with Exelon Generation are sold under terms, including price and quantity, negotiated by Midwest Generation's marketing affiliate with customers through a combination of bilateral agreements, forward energy sales and spot market sales. Thus, Midwest Generation is subject to the market risks related to the price of energy and capacity described above. Midwest Generation expects that capacity prices for merchant energy sales will, in the near term, be substantially lower than those Midwest Generation currently receives under its existing agreements with Exelon Generation (with the possibility of minimal revenues due to the current oversupply conditions in this marketplace). Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. Midwest Generation intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

        During 2003, the primary markets available to Midwest Generation for wholesale sales of electricity are expected to be "wholesale customer" and "over-the-counter." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control area of Commonwealth Edison, referred to as "Into ComEd." "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parental guarantees, letters of credit and cash margining arrangements.

        The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar 2003 and calendar 2004 "strips," which are defined as energy purchases for the entire calendar year, as publicly quoted for sales "Into ComEd" and "Into Cinergy" during 2002. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

Into ComEd*

	2003			2004
Date
	On-Peak	Off-Peak	24-Hr	On-Peak	Off-Peak	24-Hr
January 31, 2002	$27.26	$18.34	$22.56	$28.72	$19.09	$23.65
February 28, 2002	28.96	18.50	23.48	31.30	19.25	24.99
March 31, 2002	32.50	19.85	25.56	34.31	21.35	27.20
April 30, 2002	32.55	19.05	25.65	33.55	20.05	26.65
May 31, 2002	30.85	17.31	23.71	32.30	19.18	25.38
June 30, 2002	29.54	16.88	22.50	30.98	19.38	24.53
July 31, 2002	28.64	16.90	22.37	30.09	18.90	24.11
August 30, 2002	28.75	17.00	22.47	30.20	19.25	24.34
September 30, 2002	29.16	15.92	22.09	30.61	18.17	23.96
October 31, 2002	29.01	15.62	21.85	30.46	17.62	23.59
November 27, 2002	29.11	15.32	21.74	31.38	17.32	23.86
December 31, 2002	29.98	15.58	22.29	32.25	18.14	24.71

Into Cinergy**

	2003			2004
Date
	On-Peak	Off-Peak	24-Hr	On-Peak	Off-Peak	24-Hr
January 31, 2002	$28.38	$18.77	$23.32	$29.85	$19.52	$24.41
February 28, 2002	30.30	18.75	24.25	32.64	19.50	25.75
March 31, 2002	33.82	20.15	26.33	35.63	21.65	27.97
April 30, 2002	34.03	19.75	26.73	35.03	20.75	27.73
May 31, 2002	31.74	18.88	24.96	33.97	20.75	27.00
June 30, 2002	31.08	18.25	23.95	32.50	20.75	25.97
July 31, 2002	29.34	18.25	23.41	32.00	20.25	25.72
August 30, 2002	29.63	18.00	23.41	31.60	20.25	25.54
September 30, 2002	30.56	17.50	23.59	32.18	19.75	25.54
October 31, 2002	30.64	17.14	23.43	32.35	19.14	25.30
November 27, 2002	30.59	17.02	23.35	32.00	19.02	25.07
December 31, 2002	31.73	16.69	23.70	32.88	19.25	25.60

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday. All other hours of the week are referred to as off-peak.

*
Source: Prices were obtained by gathering publicly available broker quotes and adjusted for historical basis differences between ComEd and Cinergy.

**
Source: Prices were obtained by gathering publicly available broker quotes.

        The average price that Midwest Generation derives from electricity sales is normally higher than a 24-hour price as Midwest Generation manages its generation to optimize the on-peak periods when power prices are higher.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through its marketing affiliate. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot-market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and its marketing affiliate's liquidity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity decreased significantly during 2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. See "—Credit Risk," below.

        In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit. In this regard, Midwest Generation suspended operations of Will County Units 1 and 2 and Collins Station Units 4 and 5 at the end of 2002 pending improvement in market conditions. If market conditions were to be depressed for an extended period of time, Midwest Generation would need to consider decommissioning these units, which would result in a charge against income.

        Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the Federal Energy Regulatory Commission. Although the Federal Energy Regulatory Commission and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands):

	December 31,
	2002	2001
Commodity price:
Electricity contracts	$(647)	$17
Natural gas contracts	—	(8,401)
Other	—	(143)

Total fair value	$(647)	$(8,527)

        In assessing the fair value of its derivative financial instruments, Midwest Generation uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest

Generation's commodity price risk management assets and liabilities as of December 31, 2002 (in thousands):

	Total Fair Value	Maturity < 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity > 5 years
Prices actively quoted	$(647)	$(647)	$—	$—	$—

        A 10% adverse change in forward prices would decrease the fair market value of outstanding commodity contracts at December 31, 2002 by $12.4 million.

Credit Risk

        As a result of Exelon Generation's notification to release some of Midwest Generation's units from the respective power purchase agreements in 2003, Midwest Generation is selling a significant portion of its energy into wholesale energy markets and intends to hedge its merchant portfolio risk through its marketing affiliate.

        In conducting price risk management activities, Midwest Generation's marketing affiliate enters into contracts with a number of utilities, energy companies and financial institutions. Due to factors beyond Midwest Generation's control, market liquidity has decreased significantly since the beginning of 2002, and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. The reduction in the credit quality of traditional trading parties increases Midwest Generation's credit risk. In addition, the decrease in market liquidity may require Midwest Generation to rely more heavily on wholesale electricity sales to wholesale customer markets which may also increase its credit risk. While various industry groups and regulatory agencies have taken steps to address market liquidity, transparency and credit issues, there is no assurance as to when or how effectively such efforts will restore market confidence. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation. Further, Midwest Generation would be exposed to the risk of non-payment of accounts receivable accrued for products delivered prior to the time such counterparty defaulted.

        To manage credit risk, Midwest Generation's marketing affiliate looks at the risk of a potential default by its counterparties. Credit risk is measured by the loss that Midwest Generation would record if its counterparties failed to perform pursuant to the terms of their contractual obligations. Midwest Generation's marketing affiliate has established controls to determine and monitor the creditworthiness of counterparties and uses master netting agreements whenever possible to mitigate its exposure to counterparty risk. This may require counterparties to pledge collateral when deemed necessary. Midwest Generation's marketing affiliate tries to manage the credit in its portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. The credit quality of Midwest Generation's marketing affiliate's counterparties is reviewed regularly by a risk management committee. In addition to continuously monitoring Midwest Generation's credit exposure to its counterparties, Midwest Generation's marketing affiliate also takes appropriate steps to limit or lower credit exposure. Despite this, there can be no assurance that Midwest Generation's marketing affiliate's actions to mitigate risk will be wholly successful or that collateral pledged will be adequate.

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate the facilities and Midwest Generation's lease costs under the Collins Station lease and the Illinois peaker power units lease prior to Midwest Generation's purchase of the peaker power units on August 9, 2002. Based on the amount of variable rate debt and leases outstanding on December 31, 2002, a 100 basis point change in interest rates at December 31, 2002 would increase or decrease Midwest Generation's 2003 annual income before taxes by approximately $24.9 million. For additional information on outstanding debt and lease obligations, see "Notes to Financial Statements—Note 5. Long-Term Debt" and "Notes to Financial Statements—Note 10. Lease Commitments."

Risk Factors

Midwest Generation has a substantial amount of indebtedness, including a substantial amount of short-term indebtedness due in 2003 and long-term lease obligations.

        As of December 31, 2002, Midwest Generation had $5.6 billion of debt and lease financings, including $911 million of debt maturing in December 2003. Midwest Generation's debt obligations to Edison Mission Overseas Co. are on terms matching those of a credit agreement between Edison Mission Midwest Holdings and commercial lenders. Midwest Generation is a guarantor of Edison Mission Midwest Holdings' obligations, which include $911 million of debt maturing in December 2003 that will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay the $911 million debt due in December 2003, and there is no assurance that it will be able to extend or refinance this debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by MEHC in July 2001 or at all. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance its obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty. Within Item 8, see "Report of Independent Accountants," "Notes to Financial Statements—Note 5. Long-Term Debt" and "Notes to Financial Statements—Note 10. Lease Commitments."

        A failure to repay, extend or refinance Edison Mission Midwest Holdings' $911 million of debt as required by its terms could result in an event of default under the Edison Mission Midwest Holdings financing documents. An event of default under the Edison Mission Midwest Holdings financing documents would permit the lenders to accelerate $1.7 billion of indebtedness, including the $911 million due in December 2003, and would trigger cross-defaults under agreements to which Midwest Generation and Edison Mission Midwest Holdings are party, including the Collins, Powerton and Joliet leases. Any foreclosure by the Edison Mission Midwest Holdings lenders on the pledge of Midwest Generation's membership interests granted in connection with the financing of the acquisition of the Illinois Plants would result in a change in control of Midwest Generation. An acceleration of debt and lease payments due under the agreements referred to above would have a material adverse effect on Midwest Generation and could make it necessary for Midwest Generation to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

        The substantial amount of debt and financial obligations presents the risk that Midwest Generation might not have sufficient cash to service its indebtedness or long-term lease obligations and could limit the ability of Midwest Generation to compete effectively or to operate successfully under adverse economic conditions.

A substantial amount of Midwest Generation's revenues are derived under power purchase agreements with a single customer.

        During the last three years, 99% of Midwest Generation's energy and capacity revenues were derived under three power purchase agreements with Exelon Generation Company, a subsidiary of Exelon Corporation. Midwest Generation expects to be less dependent on Exelon Generation as a major customer during 2003 due to Exelon Generation's release of 2,684 MW of capacity from the coal units and 1,614 MW of capacity from the Collins Station. In 2003, 2,961 MW of capacity from the coal units and 1,084 MW of capacity from the Collins Station will remain subject to the power purchase agreements. Exelon Generation has the right to terminate for 2004 up to 1,265 MW of capacity from the coal units and 1,084 MW of capacity from the Collins Station. The power purchase agreements terminate at the end of 2004. Exelon Corporation is the holding company of Commonwealth Edison and PECO Energy Company, major utilities located in Illinois and Pennsylvania. If Exelon Generation were to fail, become unable to fulfill or choose to terminate some of its obligations under these power purchase agreements, Midwest Generation may not be able to find another customer on similar terms for the output of its power generation assets. Any material failure by Exelon Generation to make payments under these power purchase agreements could adversely affect Midwest Generation's results of operations and liquidity. For further discussion of the power purchase agreements, see "Item 1. Business—Power Purchase Agreements."

Midwest Generation has substantial interests in merchant energy power plants which are subject to market risks related to wholesale energy prices.

        During 2002, Exelon Generation, currently the purchaser of capacity and electricity from Midwest Generation's plants, exercised its right to terminate for 2003 and thereafter 2,684 MW of capacity from the coal units and 1,614 MW of capacity for the Collins Station. This has significantly increased Midwest Generation's exposure to merchant energy markets. The amount and price of power sold from Midwest Generation's units which is not committed to be sold under the power purchase agreements will be determined by market forces. There is no assurance that Midwest Generation's merchant energy power plants will be successful in selling power into the markets or that the prices received for such power will generate positive cash flow. If Midwest Generation's merchant energy power plants are not successful, they may not be able to generate enough cash to service their own debt, which would have a material adverse effect on Midwest Generation. See "—Market Risk Exposures."

        The energy and capacity from any units which do not remain subject to one of the power purchase agreements with Exelon Generation will be sold under terms, including price and quantity, to be negotiated with customers or into the so-called "spot market." Thus, to the extent that Exelon Generation does not purchase Midwest Generation's power for 2003 or 2004, Midwest Generation will be subject to the market risks related to the price of energy and capacity. Due to the volatility of market prices for energy and capacity during the past several years, Midwest Generation cannot predict whether or not Exelon Generation will elect to terminate for 2004 any of the units currently subject to the power purchase agreements for which termination is permitted for that year and, if it does, whether sales of energy and capacity to other customers or the market will be at prices sufficient to generate cash flow necessary to meet Midwest Generation's obligations.

EME's credit rating is below investment grade, which may adversely affect its ability to provide credit support for sales from Midwest Generation's plants.

        EME provides credit support to its subsidiaries, including Edison Mission Marketing & Trading, which markets power from Midwest Generation's plants, in the form of letters of credit or parent company guarantees for bilateral contracts for power and fuel. Without an investment grade rating, EME's ability to provide credit support to its subsidiaries may be limited. Furthermore, if EME is unable to extend a portion of its corporate credit facility currently scheduled to expire in September

2003 and complete a financing for one of its project subsidiaries by summer 2003, its ability to provide credit support will be severely limited. If EME were unable to provide credit support, this would reduce the number of counterparties willing to enter into bilateral contracts with Edison Mission Marketing & Trading, thus requiring it to rely on short-term markets instead of bilateral contracts. Furthermore, if forward prices for power increase significantly, EME may not be able to meet margining requirements. Failure to meet a margining requirement will permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract. See "—Credit Ratings."

Midwest Generation's ability to meet its obligations under its long-term leases is dependent upon payment of interest and principal on its notes receivable from EME.

        During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. EME used the proceeds from this loan to repay corporate indebtedness. Midwest Generation uses the debt service payments made by EME on the intercompany notes evidencing the loan to make all or part of the lease payments under the Powerton and Joliet leases. Midwest Generation's ability to meet its obligations under its long-term leases is dependent upon receipt of interest and principal on the intercompany notes from EME. A default by EME in the payment of these intercompany notes could result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its obligations would in turn have a material adverse effect on its results of operations and financial condition.

Restrictions in the financing documents entered into by EME's parent company, MEHC, limit the ability of EME and its subsidiaries to enter into specified transactions that they otherwise may enter into, and may significantly impede their ability to refinance their debt.

        In July 2001, MEHC, the parent company of EME, issued $800 million of notes due 2008 and borrowed $385 million under a term loan. The financing documents entered into by MEHC contain financial and investment covenants restricting EME and its subsidiaries. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases, significantly limit or prohibit Midwest Generation's and Edison Mission Midwest Holdings' ability to, among other things, incur, refinance and prepay debt, make capital expenditures, pay dividends and make other distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to pay dividends or make other distributions and engage in mergers and consolidations. These restrictions may significantly impede the ability of Midwest Generation and Edison Mission Midwest Holdings to develop and implement any refinancing plans in respect of their indebtedness. See "—Midwest Generation has a substantial amount of indebtedness, including a substantial amount of short-term indebtedness due in 2003 and long-term lease obligations" for further discussion.

        In addition, in connection with the entry into new financings or amendments to existing financing arrangements, Midwest Generation's financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

Midwest Generation is subject to extensive government regulation.

        Midwest Generation's operations are subject to extensive regulation by governmental agencies. Midwest Generation is subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with its plants.

        There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on Midwest Generation's business, results of operations or financial condition, nor can Midwest Generation provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. Currently, environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in the "global warming" issue. The adoption of laws and regulations to implement the carbon dioxide controls could adversely affect Midwest Generation's coal-fired plants. Also, coal plant emissions of nitrogen and sulphur oxides, mercury and particulates are potentially subject to increased controls. See "—Environmental Matters and Regulations." If Midwest Generation cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected.

General operating risks may decrease or eliminate the revenues generated by Midwest Generation or increase operating costs.

        The operation of power generation facilities involves many operating risks, including:

  •
  performance below expected levels of output or efficiency;

  •
  interruptions in fuel supply;

  •
  disruptions in the transmission of electricity;

  •
  breakdown or failure of equipment or processes;

  •
  imposition of new regulatory requirements;

  •
  strikes, work stoppages or labor disputes;

  •
  violation of permit requirements; and

  •
  operator error or catastrophic events such as terrorist activities, fires, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities.

        Midwest Generation cannot assure you that the occurrence of one or more of the events listed above would not significantly decrease or eliminate revenues generated by the facilities or significantly increase the costs of operating them. Equipment and plant warranties and insurance may not be adequate to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet Midwest Generation's obligations as they become due and could have a material adverse effect on Midwest Generation.

Environmental Matters and Regulations

        Midwest Generation is subject to environmental regulation by federal, state and local authorities in the United States. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be initiated by environmental authorities, could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed against Midwest Generation by regulatory authorities.

State

        Air Quality.    In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The study, which is to be submitted between September 30, 2003 and September 30, 2004, also requires an evaluation of incentives to promote renewable energy and the establishment of a banking system for certifying credits from voluntary reductions of greenhouse gases. The law allows the Illinois Environmental Protection Agency to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations. Until the Illinois Environmental Protection Agency issues its findings and proposes regulations in accordance with the findings, if such regulations are proposed, Midwest Generation cannot evaluate the potential impact of this legislation on the operations of its facilities.

        Beginning with the 2003 ozone season (May 1 through September 30), Midwest Generation must comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard will be met by averaging the emissions of all Midwest Generation's power plants. Additional burner controls planned for installation at the Powerton Station in the spring of 2003, along with over-compliance at Midwest Generation's other stations, are expected to facilitate compliance with this standard.

        Beginning with the 2004 ozone season, an additional NOx emission regulation will go into effect. This federally mandated regulation, commonly referred to as the "NOx SIP Call" will cap NOx emissions within a 19-state region east of the Mississippi with a tonnage cap on NOx emissions. This program allows NOx trading similar to the current SO2 trading program already in effect. Midwest Generation's compliance plan is to rely upon a combination of strategies. Midwest Generation has already qualified for early reduction credits by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at select plants will ensure over-compliance at those individual plants with pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall in emission credits anticipated with the deferral of the SCR projects at Midwest Generation's Powerton Station.

        Water Quality.    The Illinois EPA is reviewing the water quality standards for the DesPlaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. One of the limitations for discharges to the river that could be made more stringent if the existing secondary contact classification is changed would be the allowable temperature of the discharges from Joliet and Will County. At this time no new standards have been proposed, so Midwest Generation cannot estimate the financial impact of this review.

Federal—United States of America

        Clean Air Act.    Midwest Generation expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. Midwest Generation's approach to meeting these obligations will consist of a blending of capital expenditure and emissions allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions. Midwest

Generation anticipates that upgrades to its environmental controls to reduce nitrogen oxide (NOx) emissions will result in capital expenditures of approximately $14 million in 2003, and none forecasted at this time for the years 2004-2007.

        Mercury Maximum Achievable Control Technology Determination.    On December 20, 2000, the Environmental Protection Agency issued a regulatory finding that it is "necessary and appropriate" to regulate emissions of mercury and other hazardous air pollutants from coal-fired power plants. The agency has added coal-fired power plants to the list of source categories under Section 112(c) of the Clean Air Act for which "maximum achievable control technology" standards will be developed. Eventually, unless overturned or reconsidered, the Environmental Protection Agency will issue technology-based standards that will apply to every coal-fired unit owned by Midwest Generation in the United States. The regulations are required to become final in 2004 with controls in place by 2007. This section of the Clean Air Act provides only for technology-based standards, and does not permit market trading options. Until the standards are actually promulgated, the potential cost of these control technologies cannot be estimated, and Midwest Generation cannot evaluate the potential impact on the operations of its facilities.

        National Ambient Air Quality Standards.    A new ambient air quality standard was adopted by the Environmental Protection Agency in July 1997 to address emissions of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in nitrogen oxides and sulfur dioxides, although, under the time schedule announced by the Environmental Protection Agency when the new standard was adopted, non-attainment areas were not to have been designated until 2002 and control measures to meet the standard were not to have been identified until 2005. In May 1999, the United States Court of Appeals for the District of Columbia Circuit held that Section 109(b)(1) of the Clean Air Act, the section of the Clean Air Act requiring the promulgation of national ambient air quality standards, as interpreted by the Environmental Protection Agency, was an unconstitutional delegation of legislative power. The Court of Appeals remanded both the fine particulate matter standard and the revised ozone standard to allow the Environmental Protection Agency to determine whether it could articulate a constitutional application of Section 109(b)(1). On February 27, 2001, the Supreme Court, in Whitman v. American Trucking Associations, Inc., reversed the Circuit Court's judgment on this issue and remanded the case back to the Court of Appeals to dispose of any other preserved challenges to the particulate matter and ozone standards. On March 26, 2002, the D.C. Circuit, on remand, held that the revised ozone and fine particulate matter ambient air quality standards were neither arbitrary nor capricious. Further action by the EPA with respect to the implementation of the revised ozone standard and the promulgation of a new coarse particulate matter standard is required pursuant to the first D.C. Circuit opinion and the Supreme Court's decision in Whitman v. American Trucking Associations, Inc.

        Because of the delays resulting from the litigation over the standards, the EPA is drafting new schedules for implementing the 8-hour ozone and fine particulate matter (PM 2.5) standards. Pursuant to a negotiated settlement, the EPA has agreed to designate attainment and nonattainment areas under the 8-hour ozone standard in 2004. The EPA has announced that it also intends to designate attainment and nonattainment areas under the fine particulate matter standard in 2004. Once these designations are published, states will be required to revise their implementation plans to achieve attainment with the revised standards, which plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any obligations on Midwest Generation's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.

        Federal Legislative Initiatives.    There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury; some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, Midwest Generation is not able to evaluate the potential impact of these proposals at this time.

        Comprehensive Environmental Response, Compensation, and Liability Act.    Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several. The cost of investigation, remediation or removal of these substances may be substantial. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs.

        In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs.

        With respect to Midwest Generation's liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Generally, Midwest Generation does not believe the costs for environmental remediation for a particular site can be reasonably estimated before a remedial investigation has been completed for a particular site. In connection with due diligence conducted for the acquisition of its power plants, Midwest Generation engaged a third-party consultant to conduct an assessment of the potential costs for environmental remediation of the plants. This assessment, which was based on information provided to Midwest Generation by the former owner of these plants, was less rigorous than a remedial investigation conducted in the course of a voluntary or required site cleanup.

        Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for its plants. This estimate is based upon the number of sites, the scope of work and the estimated range of costs for environmental activity where such expenditures could be reasonably estimated. The midpoint of the range was used for the accrual. Future estimated costs may vary based on changes in regulations or requirements of Federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. Management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

        Enforcement Issues.    On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's new source review, which Midwest Generation refers to as NSR, requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States. Several states have joined these lawsuits. In addition, the United States Environmental Protection Agency has also issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, as well as other utilities, and also issued an administrative order to the Tennessee Valley Authority for similar violations at certain of its power plants. The Environmental Protection Agency has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether these utilities also engaged in activities that may have been in violation of the Clean Air Act's NSR requirements.

        To date, several utilities have reached formal agreements with the United States (or reached agreements-in-principle) to resolve alleged NSR violations. All of the settlements have included the installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. Some of the settlements have also included the retirement or repowering of coal-fired generating units. The agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years. The total cost of some of these settlements exceeds $1 billion; the civil penalties agreed to by these utilities range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of the settlements referred to above have not been finalized. However, in January 2002, the Department of Justice completed its review and concluded that "the EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." Accordingly, the Department of Justice has continued to prosecute NSR enforcement cases against electric utilities, with some cases scheduled for trial in 2003.

        On December 31, 2002, the Environmental Protection Agency finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plantwide applicability limits. The rule became effective on March 3, 2003, although states, industry groups and environmental organizations have filed litigation challenging various aspects of the regulation. In addition to this regulation, the Environmental Protection Agency has also proposed a regulation to clarify the "routine maintenance and repair" exclusion contained in the Environmental Protection Agency's regulations. While Midwest Generation will carefully evaluate both of these rules to determine impacts on its operations, the proposed rule will be of greater interest. By more clearly defining "routine maintenance, repair and replacement", this rule will allow Midwest Generation to determine what investments can be made at its existing plants to improve the safety, efficiency, and reliability of its operations without triggering NSR permitting requirements.

        On February 21, 2003, Midwest Generation received a request for information regarding past operations, maintenance and physical changes at its coal plants from the Environmental Protection Agency. Other than the request for information, no proceedings have been initiated by the Environmental Protection Agency relating to its coal plants. Depending on the outcome of the review and regulatory developments, Midwest Generation could be required to invest in additional pollution control requirements, over and above the upgrades it is planning to install, and could be subject to fines and penalties. Midwest Generation cannot estimate the outcome of these discussions or the potential costs of investing in additional pollution control requirements, fines or penalties at this time.

        United Nations Framework Convention on Climate Change.    Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required by 2008-2012 to reduce its greenhouse gas emissions by 7% from 1990 levels.

        The Kyoto Protocol has yet to be submitted to the U.S. Senate for ratification. In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emission reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, Midwest Generation may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions.

        Notwithstanding the Bush administration position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol. The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. With Canada becoming the 100th country to ratify the agreement in December 2002, the Kyoto Protocol can account for 43.7% of carbon dioxide emissions. Russia also indicated at the Johannesburg Summit on September 2002 its desire to ratify the treaty. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is now essential to bring the treaty into effect.

        If Midwest Generation does become subject to limitations on emissions of carbon dioxide from its fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on Midwest Generation's operations.

        United Nations Proposed Framework Convention on Mercury.    The United Nations Environment Programme (UNEP) has convened a Global Mercury Assessment Working Group which met in Geneva in September 2002 and finalized a global mercury assessment report for submittal to the UNEP Governing Council at the Global Ministerial Environment Forum in Nairobi, Kenya, February 2003. Based upon the report's key findings, the working group concluded that "there is sufficient evidence of significant global adverse impacts to warrant international action to reduce the risks to human health and the environment arising from the release of mercury into the environment."

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action; 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury; 3) recommends the establishment of a "Mercury Program" within UNEP; 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization; and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If Midwest Generation does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on its operations.

New Accounting Standards

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Midwest Generation does not expect that adoption of this new accounting standard will have a material impact on its financial statements.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the Statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, was adopted by Midwest Generation in the fourth quarter of 2002 and did not have a material impact on its financial statements.

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See "Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities."

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003, beginning July 1, 2003. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

MIDWEST GENERATION, LLC
REPORT OF INDEPENDENT ACCOUNTANTS

To the Member and Board of Managers of Midwest Generation, LLC:

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Generation, LLC at December 31, 2002, and the results of its operations and its cash flows for year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 95 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated March 25, 2002.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has $911 million in debt obligations that mature in December 2003. Uncertainty regarding the ability of the Company to repay, extend or refinance this obligation raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is described in Note 5. The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

PricewaterhouseCoopers LLP
Los Angeles, California
March 25, 2003

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

Arthur Andersen LLP
Orange County, California March 25, 2002

The aforementioned report on the balance sheets of Midwest Generation, LLC as of December 31, 2001 and 2000, and the related statements of operations, member's equity, other comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001 is a copy of a previously issued Arthur Andersen LLP report. Arthur Andersen LLP has not reissued this report.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	December 31,
	2002	2001
Assets
Current Assets
Cash and cash equivalents	$74,652	$52,635
Accounts receivable, net of allowance of $4,269 in 2002 and 2001	61,090	70,982
Due from affiliates	6,603	175,592
Fuel inventory	79,293	80,042
Spare parts inventory	18,636	17,718
Interest receivable from affiliate	56,395	58,885
Assets under price risk management	2,312	—
Other current assets	26,844	7,793

Total current assets	325,825	463,647

Property, Plant and Equipment	5,285,234	4,946,386
Less accumulated depreciation	480,097	304,466

Net property, plant and equipment	4,805,137	4,641,920

Notes receivable from affiliate	1,366,502	1,667,000
Other assets	3,155	—

Total Assets	$6,500,619	$6,772,567

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	December 31,
	2002	2001
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$32,333	$17,192
Accrued liabilities	90,975	66,789
Due to affiliates	3,444	3,461
Interest payable	88,051	83,892
Interest payable to affiliates	40,545	41,233
Liabilities under price risk management	2,959	8,401
Current portion of subordinated long-term debt with affiliate	911,000	—
Current portion of lease financing	9,792	9,173

Total current liabilities	1,179,099	230,141

Subordinated revolving line of credit with affiliate	1,694,282	1,952,680
Subordinated long-term debt with affiliate, net of current portion	808,308	1,719,308
Lease financing, net of current portion	2,169,855	2,179,648
Deferred taxes	73,354	56,875
Deferred coal and transportation costs	50,000	78,150
Benefit plans and other	68,430	92,232

Total Liabilities	6,043,328	6,309,034

Commitments and Contingencies (Notes 9 and 10)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	680,515	669,928
Accumulated deficit	(222,225)	(206,395)
Accumulated other comprehensive loss	(999)	—

Total Member's Equity	457,291	463,533

Total Liabilities and Member's Equity	$6,500,619	$6,772,567

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Operating Revenues
Energy revenues	$534,097	$484,706	$497,188
Capacity revenues	601,262	581,669	576,052
Energy and capacity revenues from marketing affiliate	14,568	12,381	10,310
Income (loss) from price risk management	(1,250)	(21,274)	5,657

Total operating revenues	1,148,677	1,057,482	1,089,207

Operating Expenses
Fuel	396,345	354,425	404,020
Plant operations	349,328	402,000	341,915
Asset impairment and other charges	70,341	—	—
Settlement of postretirement employee benefit liability	(70,654)	—	—
Depreciation and amortization	175,631	166,718	167,686
Administrative and general	25,399	30,160	22,396

Total operating expenses	946,390	953,303	936,017

Operating income	202,287	104,179	153,190

Other Income (Expense)
Interest income and other	118,369	130,077	49,942
Interest expense	(346,006)	(388,359)	(361,203)

Total other expense	(227,637)	(258,282)	(311,261)

Loss before income taxes	(25,350)	(154,103)	(158,071)
Benefit for income taxes	9,520	56,439	61,697

Net Loss	$(15,830)	$(97,664)	$(96,374)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Net Loss	$(15,830)	$(97,664)	$(96,374)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $15,870	—	20,834	—
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(614) and $430 for 2002 and 2001, respectively	(960)	611	—
Reclassification adjustment for gains included in net loss, net of income tax expense of $25 and $15,124 for 2002 and 2001, respectively	(39)	(21,445)	—

Other comprehensive expense	(999)	—	—

Comprehensive Loss	$(16,829)	$(97,664)	$(96,374)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF MEMBER'S EQUITY

(In thousands)

	Membership Interests	Additional Paid	Accumulated Deficit	Accumulated Other Comprehensive Loss	Member's Equity
Balance at December 31, 1999	$—	$650,816	$(12,357)	$—	$638,459
Non-cash contribution of services	—	7,815	—	—	7,815
Net loss	—	—	(96,374)	—	(96,374)

Balance at December 31, 2000	—	658,631	(108,731)	—	549,900
Non-cash contribution of services	—	11,297	—	—	11,297
Net loss	—	—	(97,664)	—	(97,664)

Balance at December 31, 2001	—	669,928	(206,395)	—	463,533
Non-cash contribution of services	—	10,587	—	—	10,587
Net loss	—	—	(15,830)	—	(15,830)
Other comprehensive loss	—	—	—	(999)	(999)

Balance at December 31, 2002	$—	$680,515	$(222,225)	$(999)	$457,291

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities
Net loss	$(15,830)	$(97,664)	$(96,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	175,631	166,718	167,686
Provision for doubtful accounts	—	4,269	—
Non-cash contribution of services	10,587	11,297	7,815
Asset impairment	25,402	—	—
Settlement of postretirement employee benefit liability	(70,654)	—	—
Loss on asset disposal	—	—	982
Deferred taxes	16,479	44,038	5,969
(Increase) decrease in accounts receivable	9,892	(4,425)	(43,154)
Increase in due to/from affiliates	(20,881)	(41,343)	(121,838)
(Increase) decrease in inventory	(169)	(43,631)	35,028
(Increase) decrease in interest receivable from affiliate	2,490	(42,021)	(16,864)
Increase in other current assets	(19,051)	(1,339)	(11,201)
Increase in accounts payable	15,141	2,592	10,438
Increase (decrease) in accrued liabilities	16,550	(72,556)	109,678
Increase in interest payable	3,471	43,428	67,362
Increase (decrease) in other liabilities	31,045	(16,890)	(22,382)
Increase (decrease) in net liabilities under price risk management	(8,753)	8,401	—

Net cash provided by (used in) operating activities	171,350	(39,126)	93,145

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	60,000	264,352	71,000
Repayments of subordinated long-term debt with affiliate	(60,000)	(121,500)	(173,544)
Borrowings from subordinated revolving line of credit with affiliate	134,059	122,038	351,674
Repayments of subordinated revolving line of credit with affiliate	(202,604)	(111,597)	(152,434)
Capital lease obligation	—	—	1,367,000
Repayment of capital lease obligation	(9,173)	(20,967)	(17,212)

Net cash provided by (used in) financing activities	(77,718)	132,326	1,446,484

Cash Flows From Investing Activities
Purchase of facilities	—	—	(16,895)
Capital expenditures	(370,156)	(56,264)	(140,139)
Increase in restricted cash	(1,957)	—	—
Loan to affiliate	—	—	(1,667,000)
Repayments of loan from affiliate	300,498	—	—
Proceeds from sale of assets	—	—	300,032

Net cash used in investing activities	(71,615)	(56,264)	(1,524,002)

Net increase in cash and cash equivalents	22,017	36,936	15,627
Cash and cash equivalents at beginning of period	52,635	15,699	72

Cash and cash equivalents at end of period	$74,652	$52,635	$15,699

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

        Midwest Generation, LLC, which is referred to as Midwest Generation, a wholly owned subsidiary of Edison Mission Midwest Holdings Co., an indirect wholly owned subsidiary of Edison Mission Energy, which is referred to as EME, and an indirect wholly owned subsidiary of Edison International, is a Delaware limited liability company formed on July 12, 1999 for the purpose of obtaining financing and acquiring, owning and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Illinois Plants, for the purpose of producing electric energy.

        On December 15, 1999, Midwest Generation completed its acquisition of 100% of the ownership interests in the Illinois Plants and assumed specified liabilities from Commonwealth Edison. The accompanying financial statements reflect the operations of the Illinois Plants commencing from the date of acquisition. The acquisition has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The acquisition was financed through a capital contribution by Edison Mission Midwest Holdings of approximately $650 million and subordinate debt from another subsidiary of Edison Mission Midwest Holdings of approximately $3.4 billion.

        Concurrent with the acquisition, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 MW gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by third parties, an affiliate of Midwest Generation leased and Midwest Generation entered into subleases of the Collins Station, each with a term of 33.75 years. These subleases have been accounted for as a lease financing for accounting purposes. See "—Note 10. Lease Commitments," for more information.

        Midwest Generation currently owns or leases approximately 9,287 MW as a result of the acquisition, consisting of the following:

  •
  six coal-fired generating plants consisting of 5,645 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford, and Fisk Stations;

  •
  the Collins gas and oil-fired generating station consisting of 2,698 MW; and

  •
  a group of on-site generating peakers consisting of 477 MW and off-site generating peakers consisting of 467 MW, based on summer net dependable capacity.

        In connection with the acquisition of these power generation assets, Midwest Generation entered into three five-year power purchase agreements for the coal-fired stations, the Collins Station, and the peaker stations with Commonwealth Edison. Subsequently, Commonwealth Edison assigned its rights and obligations under these power purchase agreements to Exelon Generation. Midwest Generation derived 99% of its energy and capacity revenues from Exelon Generation under these power purchase agreements for all three years ended December 31, 2002, 2001 and 2000. Midwest Generation has entered into a contract with a marketing affiliate to market energy that is to be sold into the wholesale market as permitted under the power purchase agreements, to engage in hedging activities and to provide scheduling and other services. The marketing affiliate also purchases fuel, other than coal, and enters into fuel hedging arrangements on Midwest Generation's behalf.

Reclassifications

        Certain amounts in the prior period have been reclassified to conform to the current year's presentation.

Note 2. Summary of Significant Accounting Policies

Management's Use of Estimates in Financial Statements

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

Cash and Cash Equivalents

        Midwest Generation considers cash and cash equivalents to include cash and short-term investments with original maturities of three months or less.

Inventory

        Inventory consists of spare parts, natural gas, coal and fuel oil and is stated at the lower of weighted average cost or market. In 2001, Midwest Generation recorded a $5.1 million loss due to a lower of cost or market adjustment on its oil inventory at the Collins facility.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Power plant facilities	15-40 years
Emission allowances	25-40 years
Capitalized leased equipment	30-33.75 years
Furniture, office equipment and vehicles	3-7 years

        As part of the acquisition of the Illinois Plants, Midwest Generation acquired emission allowances under the Environmental Protection Agency's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, Midwest Generation intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, Midwest Generation has classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances are amortized over the estimated lives of the Illinois Plants on a straight-line basis. Effective August 2000, the completion date of the Powerton/Joliet sale-leaseback transactions, Midwest Generation changed the period of amortization of emission allowances related to these plants to the periods of the respective leases.

Impairment of Long-Lived Assets

        Midwest Generation periodically evaluates the potential impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated. If the carrying amount of the asset exceeds the amount of the expected future cash flows, undiscounted and without interest charges, then an impairment loss for its long-lived assets is recognized in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Deferred Coal and Transportation Costs

        In connection with the acquisition, Midwest Generation assumed certain contracts for the future purchase of coal and transportation. The prices for coal and transportation as defined in the contracts exceeded the estimated fair market value of the coal and transportation contracts by $126.3 million at the date of acquisition, resulting in a liability. This liability is reduced as purchases are made over the term of the contacts.

Repairs and Maintenance

        Certain major pieces of Midwest Generation's equipment require repairs and maintenance on a periodic basis. These costs, including major maintenance costs, are expensed as incurred.

Revenue Recognition

        Revenues and related costs are recorded as electricity is generated or as services are provided.

Derivative Instruments and Hedging Activities

        Effective January 1, 2001, Midwest Generation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        Effective January 1, 2001, Midwest Generation recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. The power purchase agreements with Exelon Generation and coal contracts do not qualify as derivatives. In 2000, Midwest Generation's affiliate entered into calendar year 2001 financial options as a hedge of its price risk associated with expected natural gas purchases for the Collins Station. During the fourth quarter of 2000, Midwest Generation determined that it was no longer probable that it would purchase natural gas for the Collins Station during 2001. This decision resulted from sustained gas prices far greater than were contemplated when Midwest Generation originally projected its 2001 gas needs and the fact that

Midwest Generation can use fuel oil interchangeably with natural gas at the Collins Station. Upon adoption of SFAS No. 133, the deferred gain of $20.8 million, after tax, which existed at the point Midwest Generation determined the purchase of natural gas being hedged by these options was no longer probable, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

Income Taxes

        Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the long-term state tax apportionment factors of the Edison International group. Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). During the fourth quarter of 2002, Midwest Generation realized $189.9 million of the tax receivable on its books through a reduction in amounts owed under its subordinated loan agreement with Edison Mission Overseas Co.

        Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

New Accounting Standards

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Midwest Generation does not expect that adoption of this new accounting standard will have a material impact on its financial statements.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the

Statement relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" shall be reclassified. The standard, effective on January 1, 2003, was adopted by Midwest Generation in the fourth quarter of 2002 and did not have a material impact on its financial statements.

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See disclosure regarding guarantees and indemnities in "—Note 9. Commitments and Contingencies."

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003, beginning July 1, 2003. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2001	$—	$—
Current period change	(999)	(999)

Balance at December 31, 2002	$(999)	$(999)

        Unrealized losses on cash flow hedges at December 31, 2002 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $1 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Actual amounts ultimately reclassed to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2003.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded a net $0.2 million loss during the year ended December 31, 2002, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the income statement.

Note 4. Property, Plant and Equipment

        At December 31, 2002 and 2001, property, plant and equipment consisted of the following:

	2002	2001
Land	$34,949	$34,949
Power plant facilities	2,121,410	1,760,582
Emission allowances	867,350	867,350
Construction in progress	27,551	49,900
Equipment, furniture and fixtures	6,974	6,605
Plant and equipment under lease financing	2,227,000	2,227,000

	5,285,234	4,946,386
Accumulated depreciation and amortization	(480,097)	(304,466)

Property, plant and equipment, net	$4,805,137	$4,641,920

        Property, plant and equipment includes assets which are capitalized under lease financing. The total consists of $860 million for the Collins Station and $1.367 billion for the aggregate purchase of the Powerton and Joliet stations. Midwest Generation recorded amortization expense related to the leased facilities of $68.1 million, $68.1 million and $40.6 million for 2002, 2001 and 2000, respectively. Accumulated amortization related to the leased facilities was $177.9 million, $109.8 million and $41.7 million at December 31, 2002, 2001 and 2000, respectively.

Note 5. Long-Term Debt

        In December 1999, Midwest Generation entered into a subordinated loan agreement ("Subordinated Loan Agreement") with another subsidiary of Edison Mission Midwest Holdings, Edison Mission Overseas Co., with terms matching those of a credit agreement as described further below under Parent Company Credit Agreement. Under the terms of the subordinated loan agreement, Midwest Generation is required to make payments to Edison Mission Overseas similar to those payments made by Edison Mission Midwest Holdings under the Credit Agreement. As of December 31, 2002 and 2001, the borrowings under the Subordinated Loan Agreement were approximately $1.7 billion.

        In December 1999, Midwest Generation also entered into a subordinated revolving loan agreement (the Subordinated Revolving Line of Credit) with Edison Mission Overseas for up to $2 billion, which was increased for up to $2.5 billion in May 2001. Amounts outstanding under the Subordinated Revolving Line of Credit bear interest at a fixed rate of 8.0% with payments due quarterly. The outstanding principal balance is due in 2034. As of December 31, 2002 and 2001, total draws under the Subordinated Revolving Line of Credit were approximately $1.69 billion and $1.95 billion, respectively.

        For the periods ended December 31, 2002, 2001 and 2000, under the Subordinated Revolving Line of Credit and the Subordinated Loan Agreement, Midwest Generation incurred and accrued interest charges of approximately $227.1 million, $256.9 million and $272.6 million, respectively.

        At December 31, 2002, the future maturities of the debt are as follows:

Years Ending December 31,
2003	$911,000
2004	808,308
2005	—
2006	—
2007	—
Thereafter	1,694,282

Total	$3,413,590

Management Plans for Refinancing $911 Million Debt Maturity

        Edison Mission Midwest Holdings is not expected to have sufficient cash to repay its $911 million debt due to commercial lenders in December 2003. Midwest Generation plans to extend or refinance its subordinated loan agreements as part of Edison Mission Midwest Holdings' plan to extend or refinance its $911 million debt obligation (guaranteed by Midwest Generation) prior to its expiration in December 2003. At December 31, 2002, Edison Mission Midwest Holdings had cash and cash equivalents of $320 million and $50 million deposited into a restricted cash account. Management believes that Midwest Generation will generate positive cash flow from operations during 2003 which, in combination with Edison Mission Midwest Holdings' existing cash position, will contribute positively to discussions with lenders to extend or refinance the $911 million debt obligation. Completion of this extension or refinancing is subject to a number of uncertainties, including the ability of Midwest Generation to generate funds during 2003 and the availability of new credit from financial institutions on acceptable terms in light of industry conditions. Accordingly, there is no assurance that Edison

Mission Midwest Holdings will be able to extend or refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility.

Parent Company Credit Agreement

        Edison Mission Midwest Holdings has a credit agreement with a number of commercial lending institutions for a combination of loans and lines of credit aggregating $1.869 billion. The financing consisted of (1) an $911 million revolving credit facility due 2003, referred to as Tranche A, (2) an $808.3 million revolving credit facility due 2004, referred to as Tranche B, and (3) a $150 million working capital facility due 2004, referred to as Tranche C. Under Tranche C, Edison Mission Midwest Holdings had available $150 million of borrowing capacity at both December 31, 2002 and 2001.

        Amounts outstanding under the credit agreement bear interest at variable Eurodollar rates or Base rates as defined in the credit agreement, at the option of Edison Mission Midwest Holdings. If Edison Mission Midwest Holdings elects to pay Eurodollar rates, interest costs include a margin of 0.80% to 2.25% on Tranche A and 0.75% to 2.00% on Tranches B and C, depending on Edison Mission Midwest Holdings' debt rating. At December 31, 2002, the margin was 2.25% on Tranche A and 2.00% on each of Tranches B and C. At December 31, 2001, the margin was 1.20% on Tranche A and 1.15% on each of Tranches B and C. The effective interest rate was 3.66% on Tranche A and 3.41% on Tranche B at December 31, 2002.

        Additionally, Edison Mission Midwest Holdings pays a facility fee of 0.20% to 1.00% on Tranche A and 0.25% to 1.25% on each of Tranches B and C, depending on Edison Mission Midwest Holdings' current debt rating, on the total outstanding commitment irrespective of usage. At December 31, 2002, the facility fee was 1.00% on Tranche A and 1.25% on each of Tranches B and C. At December 31, 2001, the facility fee was 0.30% on Tranche A and 0.35% on each of Tranches B and C. Edison Mission Midwest Holdings also pays an agent bank fee of $50,000 per year. Edison Mission Midwest Holdings used the proceeds from the credit agreement to make a loan to Edison Mission Overseas, which in turn loaned the funds to Midwest Generation.

        Each of the subsidiaries of Edison Mission Midwest Holdings (including Midwest Generation) has executed full and unconditional guarantees in support of the borrowings under the credit agreement on a joint and several basis. Edison Mission Midwest Holdings has no material assets apart from investments in its subsidiaries.

        The collateral for any borrowings under the credit agreement are secured by all of the assets of Midwest Generation, including a mortgage on real property and a security interest in all bank accounts, insurance policies and other intangible assets whether now owned or thereafter acquired.

        Edison Mission Midwest Holdings has financial and non-financial debt covenants associated with its debt. Edison Mission Midwest Holdings must maintain a specified debt service coverage ratio as follows: net cash flows over the aggregate of principal, interest, and fixed charges for a specified period exceeding 1.75 to 1.0. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. During the 12 months ended December 31, 2002, the debt service coverage ratio was 4.04 to 1 and the debt-to-capital ratio was 0.51 to 1.

        The fair market value of the long-term debt approximates the carrying value due primarily to the frequent repricing of interest rates.

Note 6. Price Risk Management Activities

        Midwest Generation's risk management policy allows for the use of derivative financial instruments through its marketing affiliate to limit financial exposure to fuel prices for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risk exposures are actively monitored to ensure compliance with Midwest Generation's risk management policies. Policies are in place that limit the amount of total net exposure Midwest Generation may enter into at any point in time. Procedures exist that allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Midwest Generation's marketing affiliate performs a series of "value at risk" analyses in its daily business to measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk analysis allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and reliance upon a single risk measurement tool, Midwest Generation's marketing affiliate supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

	December 31,
	2002	2001
Commodity price:
Electricity contracts	$(647)	$17
Natural gas contracts	—	(8,401)
Other	—	(143)

Total fair value	$(647)	$(8,527)

Note 7. Income Taxes

        Income tax expense includes the current tax benefit from operating loss and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

	Years Ended December 31,
	2002	2001
Deferred tax assets
Lease financing	$(2,914)	$882
Net operating losses	10,229	9,651

Subtotal	7,315	10,533
Valuation allowance	(5,377)	(4,799)

Total	$1,938	$5,734

Deferred tax liabilities
Accumulated depreciation difference	$57,712	$52,429
Termination of benefit obligation	26,035	—
Price risk management	4,854	1,623
State tax benefit	(3,386)	420
Other	(9,923)	8,137

Total	75,292	62,609

Deferred taxes liability, net	$73,354	$56,875

        Midwest Generation has $140 million of loss carryforwards at December 31, 2002 from Illinois state tax losses which expire beginning in 2020. The benefit for income taxes is comprised of the following:

	Years Ended December 31,
	2002	2001	2000
Current
Federal	$(23,231)	$(87,631)	$(60,029)
State	(3,408)	(12,846)	(7,637)

Total current	$(26,639)	$(100,477)	$(67,666)

Deferred
Federal	$14,708	$35,043	$8,489
State	2,411	8,995	(2,520)

Total deferred	17,119	44,038	5,969

Benefit for income taxes	$(9,520)	$(56,439)	$(61,697)

        The components of the deferred tax provision, which arise from timing differences between financial and tax reporting, are presented below:

	Years Ended December 31,
	2002	2001	2000
Accumulated depreciation difference	$5,283	$11,872	$34,032
Termination of benefit obligation	26,035	—	—
State tax benefit	(3,806)	(2,708)	2,785
Price risk management	3,871	18,416	(16,793)
Lease financing	3,796	8,321	(9,203)
Net operating losses	—	—	(4,852)
Other	(18,060)	8,137	—

Total deferred provision	$17,119	$44,038	$5,969

        Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2002	2001	2000
Expected benefit for federal income taxes	$(8,872)	$(53,936)	$(55,325)
Decrease in taxes resulting from:
State tax—net of federal benefit	(648)	(2,503)	(6,372)

Benefit for income taxes	$(9,520)	$(56,439)	$(61,697)

Effective tax rate	37.6%	36.6%	39.0%

Note 8. Employee Benefit Plans

        Employees of Midwest Generation are eligible for various benefit plans of Edison International.

Pension Plans

        Midwest Generation maintains a pension plan specifically for the benefit of its union employees. Midwest Generation's non-union employees participate in the Edison International pension plan. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. There are no prior service costs for the plans. Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,837	$7,790	$6,427	$4,807
Service cost	8,777	5,526	998	872
Interest cost	1,019	573	471	372
Actuarial loss	2,574	954	552	376
Amendments	2,997	—	—	—
Benefits paid	(194)	(6)	—	—

Benefit obligation at end of year	$30,010	$14,837	$8,448	$6,427

Change in Plan Assets
Fair value of plan assets at beginning of year	$12,250	$5,576	$—	$—
Actual return on plan assets	(1,567)	(387)	—	—
Employer contributions	3,852	7,067	—	—
Benefits paid	(194)	(6)	—	—

Fair value of plan assets at end of year	$14,341	$12,250	$—	$—

Funded Status	$(15,669)	$(2,587)	$(8,448)	$(6,427)
Unrecognized net loss (gain)	8,641	3,382	1,154	636
Unrecognized prior service cost	2,997	—	—	—

Pension asset (liability)	$(4,031)	$795	$(7,294)	$(5,791)

Discount rate	6.50%	7.00%	6.50%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%

        Components of pension expense were:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2002	2001	2000	2002	2001	2000
Service cost	$8,777	$5,526	$6,642	$998	$872	$1,025
Interest cost obligation	1,019	573	30	471	372	257
Expected return on plan assets	(1,235)	(750)	(206)	—	—	—
Recognized net actuarial loss	117	44	9	34	14	—

Net pension expense	$8,678	$5,393	$6,475	$1,503	$1,258	$1,282

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Midwest Generation pension plan for its union employees for which the accumulated benefit obligation exceeded the plan assets were $30 million, $19 million and $14 million, respectively, as of December 31, 2002. As of December 31, 2001, the fair value of plan assets exceeded the accumulated benefit obligations for all pension and postretirement benefit plans.

Postretirement Benefits Other Than Pensions

        A portion of Midwest Generation's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by Midwest Generation. Eligibility depends on a number of factors, including the employee's hire date. Employees in union-represented positions were covered by a retirement health care and other benefits plan that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on new benefits plans, which extend from January 1, 2003 through June 30, 2005. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002. The accounting for postretirement benefit liabilities has been determined on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Midwest Generation assumed, for accounting purposes, that it would provide for postretirement healthcare benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Midwest Generation had no legal obligation to do so. Under the new agreement, postretirement healthcare benefits will not be provided. Accordingly, Midwest Generation treated this as a plan termination under SFAS No. 106 and recorded a pre-tax gain of $70.7 million during the fourth quarter of 2002.

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$71,611	$79,465	$16,363	$13,818
Service cost	3,086	2,508	701	627
Interest cost	4,392	4,523	1,200	1,030
Actuarial loss (gain)	(8,435)	(14,885)	2,142	890
Settlement	(70,654)	—	—	—
Benefits paid	—	—	(10)	(2)

Benefit obligation at end of year	$—	$71,611	$20,396	$16,363

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	—	—	10	2
Benefits paid	—	—	(10)	(2)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$—	$(71,611)	$(20,396)	$(16,363)
Unrecognized net loss	—	8,435	4,974	2,946

Recorded liability	$—	$(63,176)	$(15,422)	$(13,417)

Discount rate	—	7.25%	6.75%	7.25%

        The components of postretirement benefits other than pension expense were:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2002	2001	2000	2002	2001	2000
Service cost	$3,086	$2,508	$3,530	$701	$627	$527
Interest cost	4,392	4,523	4,982	1,200	1,030	882
Settlement	(70,654)	—	—	—	—	—
Recognized net actuarial (gain) loss	—	(172)	—	114	46	—

Total expense (gain)	$(63,176)	$6,859	$8,512	$2,015	$1,703	$1,409

        For the non-union plan, the assumed rate of future increases in the per-capita cost of health care benefits is 9.75% for 2003, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2002 by $4.9 million. The effect on the annual aggregate service and interest costs would be $0.5 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2002 by $3.8 million. The effect on the annual aggregate service and interest costs would be $0.4 million.

Employee Stock Plans

        A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2002, 2001 and 2000 was $3.1 million, $2.6 million and $2.2 million, respectively.

Note 9. Commitments and Contingencies

Power Purchase Agreements

        Electric power generated at Midwest Generation's power generation plants is sold under three power purchase agreements with Exelon Generation, in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. Midwest Generation initially entered into agreements with Commonwealth Edison on December 15, 1999, and they were subsequently assigned to Exelon Generation in January 2001. The power purchase agreements have a term of up to five years and provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the power generation plants under contract and energy payments for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the power generation plants revenue for fixed charges, and the energy payments compensate the power generation plants for variable costs of production.

        In July 2002, under the power purchase agreement related to Midwest Generation's coal-fired generation units, Exelon Generation notified Midwest Generation of its exercise of its option to purchase 1,265 MW of capacity and energy during 2003 (of a possible total of 3,949 MW subject to option) from the option coal units. As a result, 2,684 MW of capacity of the Will County 1 and 2, Joliet 6 and 7, and Powerton 5 and 6 units ceased to be subject to the power purchase agreement from and after January 1, 2003. Exelon Generation continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the option coal units retained for 2003. Exelon Generation remains committed to purchase the capacity of certain committed units having 1,696 MW of capacity for both 2003 and 2004.

        In October 2002, under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation notified Midwest Generation of its exercise of its option to terminate the existing power purchase agreements during 2003 with respect to (a) 1,614 MW of capacity and energy (of a possible total of 2,698 MW subject to the option to terminate) from the Collins Station, a natural gas and oil-fired electric generating station, and (b) 113 MW of capacity and energy (of a possible total of 807 MW subject to the option to terminate) from the natural gas and oil-fired peaking units, in accordance with the terms of each applicable power purchase agreement. As a result, 1,614 MW of capacity from the Collins Units 2, 4 and 5, and 113 MW of capacity from the Lombard 33 and Calumet 33 and 34 peaking units, ceased to be subject to a power purchase agreement from and after January 1, 2003. Previously, Exelon Generation exercised its option to terminate 137 MW of capacity from the Bloom and Waukegan peaking units effective January 1, 2002. Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the Collins Station and peaking units not previously terminated for 2003 (1,084 MW from the Collins Station and 694 MW from the peaking units).

        If Exelon Generation does not fully dispatch the power generation plants under contract, the power generation plants may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipal utilities, third-party electric retailers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

Chicago In-City Obligation

        Pursuant to the acquisition documents for the purchase of generating assets from Commonwealth Edison, Midwest Generation committed to install one or more gas-fired electric generating units having an additional gross dependable capacity of 500 MW at or adjacent to an existing power plant site in Chicago, this commitment being referred to as the In-City Obligation, for an estimated cost of $320 million. The acquisition documents required that commercial operation of this project commence by December 15, 2003. Due to additional capacity for new gas-fired generation in the Mid-America Interconnected Network, generally referred to as the MAIN Region, and the improved reliability of power generation in the Chicago area, Midwest Generation did not believe the additional gas-fired generation was needed. In February 2003, Midwest Generation finalized an agreement with Commonwealth Edison to terminate this commitment in exchange for the following:

  •
  Payment of $22.3 million to Commonwealth Edison in February 2003.

  •
  Payment of $13.5 million to Commonwealth Edison due in nine annual installments of $1.5 million beginning in February 2004, secured by a security interest in 125,000 barrels of oil at the Collins Station.

  •
  Assumption of a power purchase obligation of the City of Chicago by entering into a replacement long-term power purchase contract with Calumet Energy Team LLC. The replacement contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

        As a result of this agreement with Commonwealth Edison, Midwest Generation recorded a loss of $45 million during the fourth quarter of 2002. The loss was determined by the sum of: (a) the present value of the cash payments to both Commonwealth Edison and Calumet Energy Team LLC (capacity payments), less (b) the fair market value of the option to purchase power under the replacement contract with Calumet Energy Team LLC described above. As a result of this agreement with Commonwealth Edison, Midwest Generation is no longer obligated to build the additional gas-fired generation.

Fuel Supply Contracts

        At December 31, 2002, Midwest Generation had contractual commitments to purchase and/or transport coal and fuel oil. The contracts range from one year to ten years in length. Based on the contract provisions, which consist of fixed prices subject to adjustment, the minimum commitments are currently estimated to aggregate $724 million over the duration of the existing contracts summarized as follows: 2003—$277 million; 2004—$135 million; 2005—$131 million; 2006—$133 million; 2007—$8 million; and thereafter—$40 million.

Guarantees and Indemnities

  Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

        Midwest Generation has guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.7 billion at December 31, 2002. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. See "—Note 5. Long-Term Debt."

  Tax Indemnity Agreement

        In connection with the sale-leaseback transactions related to the Collins Station and the Powerton and Joliet Stations, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations under these tax indemnity agreements, Midwest Generation cannot determine a maximum potential liability. The indemnities would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities.

  Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        Midwest Generation entered into a supplemental agreement to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At December 31, 2002, Midwest Generation recorded a $5 million liability related to known claims provided by Commonwealth Edison.

Environmental Matters

        Midwest Generation is subject to environmental regulation by federal, state and local authorities in the United States. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings which may be taken by environmental authorities, could affect the costs and the manner in which Midwest Generation conducts its business and could cause Midwest Generation to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed against Midwest Generation by regulatory authorities.

        Midwest Generation expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. For example, Midwest Generation anticipates upgrades to the environmental controls to reduce nitrogen oxides emissions at the power generation plants to result in expenditures of approximately $14 million in 2003, and none forecasted at this time for the years 2004-2007.

        On February 21, 2003, Midwest Generation received a request for information regarding past operations, maintenance and physical changes at its coal plants from the Environmental Protection Agency. Other than the request for information, no proceedings have been initiated by the Environmental Protection Agency relating to its coal plants. Depending on the outcome of the review and regulatory developments, Midwest Generation could be required to invest in additional pollution control requirements, over and above the upgrades it is planning to install, and could be subject to fines and penalties. Midwest Generation cannot estimate the outcome of these discussions or the potential costs of investing in additional pollution control requirements, fines or penalties at this time.

        Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for its plants. This estimate is based upon the number of sites, the scope of work and the estimated range of costs for environmental activity where such expenditures could be reasonably estimated. The midpoint of the range was used for the accrual. Future estimated costs may vary based on changes in regulations or requirements of Federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. Management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Note 9. Commitments and Contingencies (Continued)

Interconnection Agreement

        Midwest Generation has entered into interconnection agreements with Commonwealth Edison to provide interconnection services necessary to connect the Illinois Plants with its transmission systems. Unless terminated earlier in accordance with the terms thereof, the interconnection agreements will terminate on a date mutually agreed to by both parties. This date may not exceed the retirement date of the Illinois Plants. Midwest Generation is required to compensate Commonwealth Edison for all reasonable costs associated with any modifications, additions or replacements made to the interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Illinois Plants.

Collective Bargaining Agreement

        Midwest Generation employed 1,075 employees in Illinois, 828 of whom are covered by a collective bargaining agreement, at December 31, 2002. The collective bargaining agreement is due to expire on December 31, 2005. Midwest Generation had a retirement health care and other benefits plan related to its union-represented employees that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on a new retirement health care and other benefits plan which extends from January 1, 2003 through June 30, 2005. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002.

Note 10. Lease Commitments

        Midwest Generation has lease financings with respect to its Collins Station and Powerton-Joliet stations. Each lease financing transaction is described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily leased barges and railcars that have terms which range from as short as 1.5 years to 17 years.

        At December 31, 2002, the future operating and lease financing commitments were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
2003	$14,398	$137,752
2004	13,759	149,421
2005	11,390	191,388
2006	10,895	275,210
2007	10,461	313,942
Thereafter	76,085	2,511,359

Total future commitments	$136,988	$3,579,072

Amount representing interest		(1,399,425)

Net Commitments		$2,179,647

        Operating lease expense amounted to $18.2 million, $32.5 million and $28.7 million in 2002, 2001 and 2000, respectively.

Collins Station Lease

        In connection with the acquisition of the Illinois Plants, Midwest Generation assigned the right to purchase the Collins gas and oil-fired power plant to four third-party entities. The third parties purchased the Collins Station for $860 million and entered into leases of the plant with an affiliate of Midwest Generation. The affiliate entered into subleases of the plant with Midwest Generation. The subleases, which are being accounted for as a lease financing, each have an initial term of 33.75 years, with payments due on a quarterly basis. The base sublease rent includes both a fixed and variable component; the variable component is impacted by movements in defined short-term interest rate indexes and the determination of such index as provided for under the related agreements. Under the terms of the subleases, Midwest Generation may request a lessor, at its option, to refinance the lessor's debt, which if completed would impact the base sublease rent. If a lessor intends to sell its interest in the Collins Station, Midwest Generation has a first right of refusal to acquire the interest at fair market value. Minimum lease payments (included in the table above) are $40.4 million in 2003, $52.1 million in 2004, $50.3 million in 2005, $90.3 million in 2006 and $129 million in 2007. At December 31, 2002, the total remaining lease payments were $1.4 billion.

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

        The rent under the Collins lease includes both a fixed component and a variable component, which is affected by movements in defined interest rate indices. If the lessor borrowings are not repaid at maturity, by a refinancing or otherwise, the interest rate on them would increase at specified increments every three months, which would be reflected in adjustments to the Collins lease rent payments. Under the Collins lease, Midwest Generation may request the owner/lessor to cause Midwest Funding LLC to refinance the lessor borrowings in accordance with guidelines set forth in the lease, but such refinancing is subject to the owner/lessor's approval. If the lessor borrowings are not refinanced by December 2004 because the owner/lessor's approval is not obtained or a refinancing is not commercially available, rent under the Collins lease would increase by approximately $9 million for the first quarter of 2005 and increase approximately $2 million for each quarter thereafter.

Powerton and Joliet Facilities Sale-Leaseback

        On August 24, 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton and Joliet power facilities located in Illinois to third-party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a first right of refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which if completed would affect the base lease rent. The lessor debt of $1.147 billion was obtained from the issuance by Midwest Generation of Pass-Through Certificates with terms ranging from nine to sixteen years with fixed interest rates ranging from 8.30% to 8.56%. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases. Minimum lease payments (included in the table above) are $97.3 million in 2003, $97.3 million in 2004, $141.1 million in 2005, $184.9 million in 2006 and $184.9 million in 2007. At December 31, 2002, the total remaining lease payments were $2.2 billion.

Note 11. Related Party Transactions

Edison Mission Marketing & Trading Agreements

        Midwest Generation entered into a Master Purchase, Sale and Services Agreement with its marketing affiliate effective March 23, 2001, pursuant to which Midwest Generation's marketing affiliate arranges for purchases and sales of the following products, including services related thereto: (i) electric energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emissions allowances.

        Midwest Generation compensates its marketing affiliate in accordance with the following table with respect to these transactions, and reimburses its marketing affiliate for brokers fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Electric energy and/or capacity	$.02/MWh ($.02/MW-day for capacity)
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

        The net fees earned by the marketing affiliate were $1.2 million, $0.9 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The amount due from the marketing affiliate was $6.5 million and $5.7 million at December 31, 2002 and 2001, respectively.

        Midwest Generation also entered into several transactions through its marketing affiliate to sell or purchase surplus SO2 or NOx allowances to other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received was $5.0 million and $10.2 million during 2002 and 2001, respectively.

Notes Receivable from Edison Mission Energy

        Proceeds arising from the Powerton-Joliet sale-leaseback transaction (see Note 10) were used by Midwest Generation to make a loan to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full on January 2, 2016. Midwest Generation earned interest income of $118.9 million during 2002. In addition to the four intercompany notes above relating to the Powerton-Joliet sale-leaseback, Midwest Generation loaned EME $300 million from the sale-leaseback of the peaker power units. EME paid off the $300 million note in August 2002 in connection with Midwest Generation's repurchase of the peaker power units.

Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for the benefit of Midwest Generation. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2002, 2001 and 2000 were $124.7 million, $127.4 million and $149.4 million, respectively.

        Midwest Generation participates in the insurance program of Edison International, including property, general liability, workers compensation and various other specialty policies. Midwest Generation's insurance premiums are generally based on its share of risk related to each policy. In connection with the property insurance program, a portion of the risk is reinsured by a captive insurance subsidiary of Edison International.

        Midwest Generation recorded a receivable from EME of $169.9 million at December 31, 2001 related to the tax due under the tax-allocation agreement. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under Midwest Generation's affiliate subordinated loan agreement with Edison Mission Overseas. See "—Note 2. Summary of Significant Accounting Policies" for further discussion of the tax-allocation agreement.

Contribution of Services by Parent

        Midwest Generation EME, LLC is Midwest Generation's indirect parent in Illinois and provides executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $10.6 million, $11.3 million and $7.8 million for the periods ended December 31, 2002, 2001 and 2000, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements.

Support Services Agreement with Parent

        Midwest Generation entered into an agreement with its indirect parent, Midwest Generation EME, LLC to provide support services, including construction and construction management,

operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks Midwest Generation requests, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2002, 2001 and 2000 were $6.8 million, $7.0 million and $8.3 million, respectively.

Fuel Services Agreements

        Midwest Generation entered into agreements with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of these agreements, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the years ended December 31, 2002, 2001 and 2000 was $1.1 million, $1.3 million and $1.0 million, respectively.

Note 12. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2002	2001	2000
Cash paid:
Interest	$342,535	$344,931	$293,841
Income taxes (receipts)	$—	$—	$—
Details of facility acquisition:
Fair value of assets acquired	$—	$—	$16,895
Liabilities assumed	—	—	—

Net cash paid for acquisitions	$—	$—	$16,895

Non-cash investing and financing activities:
Reduction in affiliate debt due to tax-allocation agreement offset	$189,853	$—	$—
Assets acquired under lease financing	$—	$—	$1,367,000

Note 13. Quarterly Financial Data (unaudited)

2002	First	Second	Third(i)	Fourth	Total
Operating revenues	$163,806	$277,840	$529,490	$177,541	$1,148,677
Operating income (loss)	(53,876)	37,810	236,359	(18,006)	202,287
Provision (benefit) for income taxes	(41,064)	(2,261)	67,643	(33,838)	(9,520)
Net income (loss)	(66,231)	(14,113)	111,751	(47,237)	(15,830)
2001	First	Second	Third(i)	Fourth	Total
Operating revenues	$175,307	$250,972	$475,461	$155,742	$1,057,482
Operating income (loss)	(56,310)	(8,631)	220,951	(51,831)	104,179
Provision (benefit) for income taxes	(48,104)	(29,163)	60,478	(39,650)	(56,439)
Net income (loss)	(77,120)	(46,796)	96,714	(70,462)	(97,664)

(i)
Reflects Midwest Generation's seasonal pattern, in which the majority of earnings are recorded in the third quarter of each year.

PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Midwest Generation's members elect the Board of Managers. The Board of Managers may appoint officers as Midwest Generation's business may require. Listed below are Midwest Generation's current managers and executive officers and their positions as of March 27, 2003.

Name	Age	Position	Position Held Continuously Since
Georgia R. Nelson	53	Manager and President	July 1999
John K. Deshong	49	Manager and Vice President	August 2000
Ronald L. Litzinger	43	Manager and Vice President	August 2000
Kevin M. Smith	45	Manager, Vice President and Treasurer	July 1999
Raymond W. Vickers	60	Manager	July 1999
John P. Finneran, Jr.	43	Vice President	September 1999
Rebecca J. Lauer.	46	Vice President and General Counsel	November 2002
Fred W. McCluskey	43	Vice President	July 1999

Business Experience

        Described below are the principal occupations and business activities of Midwest Generation's managers and executive officers for the past five years in addition to their positions indicated above.

        Ms. Nelson has been General Manager, Americas Region of Edison Mission Energy since January 2002. Ms. Nelson has been Senior Vice President of Edison Mission Energy since January 1996 and has been President of Midwest Generation EME, LLC since May 1999. From January 1996 until June 1999, Ms. Nelson was Senior Vice President, Worldwide Operations. Ms. Nelson was Division President of Edison Mission Energy's Americas region from January 1996 to January 1998.

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

        Mr. Smith has been Senior Vice President and Chief Financial Officer of Edison Mission Energy since May 1999. Mr. Smith served as Treasurer of Edison Mission Energy from September 1992 to February 2000 and was elected a Vice President in 1994. From March 1998 to September 1999, Mr. Smith also held the position of Regional Vice President, Americas Region of Edison Mission Energy.

        Mr. Vickers has been Senior Vice President and General Counsel of Edison Mission Energy since March 1999. Prior to joining Edison Mission Energy, Mr. Vickers was a partner with the law firm Skadden, Arps, Slate, Meagher & Flom LLP concentrating on international business transactions, particularly cross-border capital markets and investment transactions, project implementation and finance.

        Mr. Finneran has been Vice President and Regional Vice President Finance, Americas Region of Edison Mission Energy since September 1999. From September 1998 to September 1999, Mr. Finneran was Senior Vice President of Finance and Treasurer of Richfood Holdings. From January 1996 to September 1998, Mr. Finneran served as Chief Financial Officer and Treasurer of Dominion Energy.

        Ms. Lauer has been Vice President—Legal of Edison Mission Energy's Americas Region and Vice President and General Counsel of Midwest Generation EME, LLC since November 2002. Prior to joining Edison Mission Energy, Ms. Lauer was Vice President and General Counsel for Exelon Energy Delivery and Commonwealth Edison from May 2000 to April 2001. Ms. Lauer had been with Commonwealth Edison serving as Deputy General Counsel, Associate General Counsel and Senior Counsel since 1995.

        Mr. McCluskey has been Vice President, Business Management of Edison Mission Energy since August 2000. From November 1998 to August 2000, Mr. McCluskey was Regional Vice President, Business Development. From February 1997 to November 1998, Mr. McCluskey was Director of Business Development. Mr. McCluskey was Manager of Operations from January 1995 to February 1997.

ITEM 11. EXECUTIVE COMPENSATION

        The managers and officers of Midwest Generation receive no compensation for their services as managers and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

        Set forth below is certain information regarding each person who is known by Midwest Generation to be a beneficial owner.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Membership interests	Edison Mission Midwest Holdings Co. One Financial Place 440 South LaSalle Street, Suite 3500 Chicago, Illinois 60605	100 units held directly and with exclusive voting and investment power	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 1999, EME, Midwest Generation's indirect parent, made an interest-free loan to Georgia R. Nelson, Manager and President of Midwest Generation, LLC, in the amount of $179,800 in exchange for a note executed by Ms. Nelson and payable to EME 365 days following the conclusion of her assignment in Chicago, Illinois.

ITEM 14. CONTROLS AND PROCEDURES

        Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and Exchange Commission (SEC), Midwest Generation must maintain disclosure controls and procedures. The term "disclosure controls and procedures" is defined in the SEC's regulations to mean, as applied to Midwest Generation, controls and other procedures that are designed to ensure that information required to be disclosed by Midwest Generation in reports filed with the SEC is recorded, processed, summarized, and reported, within the time frames specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Midwest Generation in its SEC reports is accumulated and communicated to Midwest Generation's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The SEC's regulations also require Midwest Generation to carry out evaluations, under the supervision and with the participation of Midwest Generation's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of Midwest Generation's disclosure controls and procedures. These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this annual report on Form 10-K.

        The Chief Executive Officer and the Chief Financial Officer of Midwest Generation have evaluated the effectiveness of the design and operation of Midwest Generation's disclosure controls and procedures as of March 20, 2003. They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by Midwest Generation in its reports filed with the SEC was (1) accumulated and communicated to Midwest Generation's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

        The Chief Executive Officer and the Chief Financial Officer of Midwest Generation also have concluded that there were no significant changes in Midwest Generation's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

  (b)
  Reports on Form 8-K

  Midwest Generation filed the following reports on Form 8-K during the quarter ended December 31, 2002.

Date of Report	Dated Filed	Item Reported
October 1, 2002	October 3, 2002	5
November 25, 2002	November 27, 2002	5
  (c)
  Exhibits
Exhibit No.	Description
1.1	Purchase Agreement, dated as of August 17, 2000, among Midwest Generation, LLC, Edison Mission Energy and Credit Suisse First Boston Corporation and Lehman Brothers Inc. as representatives of the Initial Purchasers, incorporated by reference to Exhibit 1.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
4.10
Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.10 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commissionon April 20, 2001.
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

4.13
Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the Owner Lessor, WilmingtonTrust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.13 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.13.1
Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.13 hereto, incorporated by reference to Exhibit 4.13.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.14
Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC, incorporated byreference to Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
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
10.9
Subordinated Loan Agreement, dated as of December 15, 1999, among Midwest Generation, LLC and Edison Mission Overseas Co., incorporated by reference to Exhibit 10.93 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commissionon April 20, 2001.
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
10.25
Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
10.26
Collateral Agency and Intercreditor Agreement, dated as of December 15, 1999, among Midwest Generation EME LLC, Edison Mission Midwest Holdings Co., Edison Mission Overseas Co., Midwest Generation, LLC, Collins Holdings EME, LLC, each Owner Lessor party thereto, Midwest Funding LLC, the Holdings Administrative Agent, each Holder Representative party thereto, each Other Representative party thereto, the Midwest LC Issuer, the Depositary Agent, the Depositary Bank, and the Holdings Collateral Agent.*
10.26.1
Amendment One to the Intercreditor Agreement, dated as of May 9, 2000, by and among The Chase Manhattan Bank as Holdings Administrative Agent, Citibank, N.A., as Trust I Holder Representative, Trust II Holder Representative, Trust III Holder Representative, and Trust IV Holder Representative, and Bayerische Landesbank International, S.A., as Midwest LC Issuer.*
10.27	Master Purchase, Sale and Services Agreement, dated as of March 23, 2001, between Midwest Generation LLC and Edison Mission Marketing & Trading, Inc.*
21	List of Subsidiaries of Midwest Generation, LLC.*
99.1	Statement Pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Generation, LLC (Registrant)

By:	/s/ Georgia R. Nelson Georgia R. Nelson, Manager and President

Date:	March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Principal Executive Officer:	Title	Date

/s/ Georgia R. Nelson Georgia R. Nelson	Manager and President	March 27, 2003
Principal Financial Officer:
/s/ Kevin M. Smith Kevin M. Smith	Manager, Vice President and Treasurer	March 27, 2003
Principal Accounting Officer:
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller	March 27, 2003
Majority of Board of Managers:
/s/ John K. Deshong John K. Deshong	Manager and Vice President	March 27, 2003
/s/ Ronald L. Litzinger Ronald L. Litzinger	Manager and Vice President	March 27, 2003
/s/ Raymond W. Vickers Raymond W. Vickers	Manager	March 27, 2003

CERTIFICATIONS

I, Georgia R. Nelson, certify that:

1.
I have reviewed this annual report on Form 10-K of Midwest Generation, LLC;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Georgia R. Nelson Georgia R. Nelson Manager and President

CERTIFICATIONS

I, Kevin M. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K of Midwest Generation, LLC;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Kevin M. Smith Kevin M. Smith Manager, Vice President and Treasurer

SCHEDULE II

MIDWEST GENERATION, LLC

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2002
Allowance for doubtful accounts	$4,269	—	—	—	$4,269
Year Ended December 31, 2001
Allowance for doubtful accounts	—	$4,269	—	—	$4,269
Year Ended December 31, 2000
Allowance for doubtful accounts	—	—	—	—	—

QuickLinks

TABLE OF CONTENTS
PART I
Coal-Fired Units
Collins Station
PART II
MIDWEST GENERATION, LLC REPORT OF INDEPENDENT ACCOUNTANTS
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
PART IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
MIDWEST GENERATION, LLC VALUATION AND QUALIFYING ACCOUNTS (In thousands)