Form 10-K/A
period 2002-12-31
MIDWEST GENERATION LLC
filed 2003-05-06
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

        In Note 5 to the Financial Statements included in the Midwest Generation, LLC annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003, the following paragraphs described guarantees and collateral related to a credit agreement of Edison Mission Midwest Holdings Co.:

        "Each of the subsidiaries of Edison Mission Midwest Holdings (including Midwest Generation) has executed full and unconditional guarantees in support of the borrowings under the credit agreement on a joint and several basis. Edison Mission Midwest Holdings has no material assets apart from investments in its subsidiaries.

        The collateral for any borrowings under the credit agreement are secured by all of the assets of Midwest Generation, including a mortgage on real property and a security interest in all bank accounts, insurance policies and other intangible assets whether now owned or thereafter acquired."

        These paragraphs incorrectly described the collateral and guarantees related to a credit agreement of Edison Mission Midwest Holdings Co. Accordingly, the financial statements have been modified to correct this disclosure and are included in this Form 10-K/A. The corrected disclosure included in Note 5 is as follows:

        "The principal collateral for any borrowing under the credit agreement consists of restricted cash ($50 million at December 31, 2002), the pledge of intercompany promissory notes from EME, pledges of ownership interests in subsidiaries of Edison Mission Midwest Holdings, including Midwest Generation, and a pledge of the ownership interest in Edison Mission Midwest Holdings. In addition, Midwest Generation has executed a guarantee in support of the borrowings under the credit agreement."

        Except as described above, no other changes have been made to the annual report on Form 10-K filed on March 28, 2003. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

        The following item of the original filing is amended by this Amendment No. 1:

        Item 8. Financial Statements and Supplementary Data

        Unaffected items have not been repeated in this Amendment No. 1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

        As discussed in Note 5, the Company has revised the description of the collateral for its parent's credit facility.

PricewaterhouseCoopers LLP
Los Angeles, California
March 25, 2003, except for the ninth paragraph of Note 5 as to which the date is May 2, 2003

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Power plant facilities	15 - 40 years
Emission allowances	25 - 40 years
Capitalized leased equipment	30 - 33.75 years
Furniture, office equipment and vehicles	3 - 7 years

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

Deferred Coal and Transportation Costs

        In connection with the acquisition, Midwest Generation assumed certain contracts for the future purchase of coal and transportation. The prices for coal and transportation as defined in the contracts exceeded the estimated fair market value of the coal and transportation contracts by $126.3 million at the date of acquisition, resulting in a liability. This liability is reduced as purchases are made over the term of the contracts.

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

        The principal collateral for any borrowing under the credit agreement consists of restricted cash ($50 million at December 31, 2002), the pledge of intercompany promissory notes from EME, pledges of ownership interests in subsidiaries of Edison Mission Midwest Holdings, including Midwest Generation and a pledge of the ownership interest in Edison Mission Midwest Holdings. In addition, Midwest Generation has executed a guarantee in support of the borrowings under the credit agreement.

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

Powerton-Joliet Facilities Sale-Leaseback

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Generation, LLC (Registrant)
By:	/s/ GEORGIA R. NELSON Georgia R. Nelson, Manager and President
Date:	May 6, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ GEORGIA R. NELSON Georgia R. Nelson	Manager and President	May 6, 2003
Principal Financial Officer:
/s/ KEVIN M. SMITH Kevin M. Smith	Manager, Vice President and Treasurer	May 6, 2003
Principal Accounting Officer:
/s/ MARK C. CLARKE Mark C. Clarke	Vice President and Controller	May 6, 2003
Majority of Board of Managers:
/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr.	Manager and Vice President	May 6, 2003
/s/ RONALD L. LITZINGER Ronald L. Litzinger	Manager and Vice President	May 6, 2003
/s/ RAYMOND W. VICKERS Raymond W. Vickers	Manager	May 6, 2003

CERTIFICATIONS

I, Georgia R. Nelson, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Midwest Generation, LLC;

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

Date: May 6, 2003	/s/ GEORGIA R. NELSON Georgia R. Nelson Manager and President

CERTIFICATIONS

I, Kevin M. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Midwest Generation, LLC;

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

Date: May 6, 2003	/s/ KEVIN M. SMITH Kevin M. Smith Manager, Vice President and Treasurer

QuickLinks

EXPLANATORY NOTE
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
CERTIFICATIONS