Form 10-Q
period 2003-03-31
MIDWEST GENERATION LLC
filed 2003-05-14
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

        Number of units outstanding of the registrant's Membership Interests as of May 14, 2003: 100 units (all units held by an affiliate of the registrant).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Operating Revenues
Energy revenues	$91,089	$109,216
Capacity revenues	32,339	52,234
Energy and capacity revenues from marketing affiliate	88,859	4,598
Loss from price risk management	(2,389)	(2,242)

Total operating revenues	209,898	163,806

Operating Expenses
Fuel	116,993	76,824
Plant operations	80,943	93,778
Depreciation and amortization	48,185	41,373
Administrative and general	5,399	5,707

Total operating expenses	251,520	217,682

Operating loss	(41,622)	(53,876)

Other Income (Expense)
Interest income and other	28,170	30,551
Interest expense	(86,230)	(83,970)

Total other expense	(58,060)	(53,419)

Loss before income taxes and accounting change	(99,682)	(107,295)
Benefit for income taxes	(38,313)	(41,064)

Loss Before Accounting Change	(61,369)	(66,231)
Cumulative effect of change in accounting, net of tax (Note 3)	(74)	—

Net Loss	$(61,443)	$(66,231)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net Loss	$(61,443)	$(66,231)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $11,359	(17,740)	—
Reclassification adjustments included in net loss, net of income tax benefit of $6,454	10,080	—

Other comprehensive expense	(7,660)	—

Comprehensive Loss	$(69,103)	$(66,231)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$63,011	$74,652
Accounts receivable, net of allowance of $4,269 in 2003 and 2002	38,876	61,090
Due from affiliates	25,232	6,603
Fuel inventory	63,031	79,293
Spare parts inventory	18,995	18,636
Interest receivable from affiliate	28,030	56,395
Assets under price risk management	5,214	2,312
Other current assets	4,865	26,844

Total current assets	247,254	325,825

Property, Plant and Equipment	5,300,272	5,285,234
Less accumulated depreciation	528,326	480,097

Net property, plant and equipment	4,771,946	4,805,137

Notes receivable from affiliate	1,366,005	1,366,502
Other assets	3,156	3,155

Total Assets	$6,388,361	$6,500,619

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$17,314	$32,333
Accrued liabilities	62,891	90,975
Due to affiliates	3,424	3,444
Interest payable	65,630	88,051
Interest payable to affiliates	95,864	40,545
Liabilities under price risk management	20,816	2,959
Current portion of subordinated long-term debt with affiliate	911,000	911,000
Current portion of lease financing	10,120	9,792

Total current liabilities	1,187,059	1,179,099

Subordinated revolving line of credit with affiliate	1,694,282	1,694,282
Subordinated long-term debt with affiliate, net of current portion	808,308	808,308
Lease financing, net of current portion	2,165,068	2,169,855
Deferred taxes	31,446	73,354
Benefit plans and other long-term liabilities	111,850	118,430

Total Liabilities	5,998,013	6,043,328

Commitments and Contingencies (Note 4)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	682,675	680,515
Accumulated deficit	(283,668)	(222,225)
Accumulated other comprehensive loss	(8,659)	(999)

Total Member's Equity	390,348	457,291

Total Liabilities and Member's Equity	$6,388,361	$6,500,619

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(61,443)	$(66,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,185	41,373
Non-cash contribution of services	2,160	2,333
Deferred taxes	(41,862)	(39,606)
Cumulative effect of change in accounting, net of tax	74	—
Decrease in accounts receivable	22,214	10,798
(Increase) decrease in due to/from affiliates	(18,649)	5,231
(Increase) decrease in inventory	15,903	(10,359)
Decrease in interest receivable from affiliate	28,365	28,864
Decrease in other current assets	21,979	5,199
Increase (decrease) in accounts payable	(15,019)	3,876
Decrease in accrued liabilities	(28,084)	(8,482)
Increase in interest payable	32,898	31,007
Decrease in other liabilities	(6,822)	(3,997)
Increase (decrease) in net liabilities under price risk management	7,295	(1,439)

Net cash provided by (used in) operating activities	7,194	(1,433)

Cash Flows From Financing Activities
Borrowings from subordinated revolving line of credit with affiliate	—	10,000
Repayment of capital lease obligation	(4,459)	(4,153)

Net cash provided by (used in) financing activities	(4,459)	5,847

Cash Flows From Investing Activities
Capital expenditures	(14,873)	(26,636)
Repayment of loan from affiliate	497	207

Net cash used in investing activities	(14,376)	(26,429)

Net decrease in cash and cash equivalents	(11,641)	(22,015)
Cash and cash equivalents at beginning of period	74,652	52,635

Cash and cash equivalents at end of period	$63,011	$30,620

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Dollars in thousands)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

        Midwest Generation's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2002 and 2001, included in its 2002 annual report on Form 10-K filed with the Securities and Exchange Commission, as amended by Amendment No. 1 on Form 10-K/A, which is referred to as Midwest Generation's 2002 annual report. Midwest Generation follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in Midwest Generation's 2002 annual report.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including Midwest Generation. These developments included lower market prices in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators reached agreements to extend existing bank credit facilities.

        Midwest Generation's parent, Edison Mission Midwest Holdings Co., has $911 million of debt maturing in December 2003, of which Midwest Generation is the guarantor, that will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash flow to repay the $911 million debt due in December 2003, and there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by its indirect parent, Mission Energy Holding Company, in July 2001 or at all. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty.

        During the first quarter of 2003, wholesale energy prices in the MAIN Region market increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Exposures" for more information regarding forward market prices.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(999)	$(999)
Current period change	(7,660)	(7,660)

Balance at March 31, 2003 (unaudited)	$(8,659)	$(8,659)

        Unrealized losses on cash flow hedges at March 31, 2003 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $8.7 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2003.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded a net $2.0 million loss during the first quarter ended March 31, 2003, representing the amount of cash flow hedges' ineffectiveness, reflected in loss from price risk management in the statement of operations.

Note 3. Changes in Accounting

Statement of Financial Accounting Standards No. 143

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143).

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements.

Statement of Financial Accounting Standards Interpretation No. 46

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on Midwest Generation's financial statements.

Note 4. Commitments and Contingencies

Commercial Commitments

        The following table summarizes Midwest Generation's commercial commitments as of March 31, 2003.

Commercial Commitments	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Capital improvements	$14.7	$—	$—	$—	$—	$—	$14.7

Power Purchase Agreements

        Electric power generated at Midwest Generation's power generation plants is sold under three power purchase agreements with Exelon Generation, in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. Midwest Generation initially entered into agreements with Commonwealth Edison on December 15, 1999, and they were subsequently assigned to Exelon Generation in January 2001. The power purchase agreements expire in December 2004 and provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the power generation plants under contract and energy payments for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the power generation plants revenue for fixed charges, and the energy payments compensate the power generation plants for variable costs of production.

        Under each of the power purchase agreements, Exelon Generation, upon notice by a given date, has the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW remain subject to power purchase agreements with Exelon Generation in 2003.

        Under the power purchase agreement related to Midwest Generation's coal-fired generation units, Exelon Generation continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the 1,265 MW of option coal units retained for 2003. Exelon Generation remains committed to purchase the capacity of committed units having 1,696 MW of capacity for both 2003 and 2004.

        Under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the 1,084 MW from the Collins Station, and 694 MW from the peaking units, that were retained for 2003.

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

Interconnection Agreements

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

Guarantees and Indemnities

  Guarantee of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

        Midwest Generation has guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.7 billion at March 31, 2003. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. Midwest Generation has not recorded a liability related to this guarantee.

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

  Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        Midwest Generation entered into a supplemental agreement on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At March 31, 2003, Midwest Generation had $5.5 million recorded as a liability related to known claims provided by Commonwealth Edison.

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash paid for interest	$53,326	$52,963
Cash paid for income taxes	$—	$—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion contains forward-looking statements. These statements are based on Midwest Generation, LLC's (Midwest Generation's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth under "—Market Risk Exposures" below, and under "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Midwest Generation, LLC's annual report on Form 10-K for the year ended December 31, 2002. References in this quarterly report to Midwest Generation's annual report on Form 10-K for the year ended December 31, 2002 include the Amendment No. 1 on Form 10-K/A filed on May 6, 2003.

        The Management's Discussion and Analysis of Results of Operations and Financial Condition of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation, LLC since December 31, 2002, and as compared to the first quarter ended March 31, 2002. This discussion presumes that the reader has read or has access to the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Midwest Generation, LLC's annual report on Form 10-K for the year ended December 31, 2002.

General

        Midwest Generation is a special-purpose Delaware limited liability company formed on July 12, 1999 for the purpose of owning or leasing, making improvements to and operating the power generation assets it purchased from Commonwealth Edison, which are referred to as the Illinois Plants. Midwest Generation is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., an indirect wholly owned subsidiary of Edison Mission Energy, which is referred to as EME. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International.

        In connection with the acquisition of the Illinois Plants, Midwest Generation entered into three five-year power purchase agreements for the coal-fired stations, the Collins Station, and the peaker stations, with Commonwealth Edison, that expire in December 2004. Subsequently, Commonwealth Edison assigned its rights and obligations under these power purchase agreements to its affiliate, Exelon Generation. Midwest Generation has entered into a contract with a marketing affiliate to market energy that is to be sold into the wholesale market as permitted under the power purchase agreements, to engage in hedging activities and to provide scheduling and other services. The marketing affiliate also purchases fuel, other than coal, and enters into fuel hedging arrangements on Midwest Generation's behalf.

        Under the terms of the power purchase agreements with Exelon Generation, Midwest Generation receives significantly higher capacity payments during June through September, the summer months. In addition, due to higher electric demand resulting from warmer weather during the summer months, energy revenues are substantially higher during the third quarter. Accordingly, Midwest Generation's operating results are substantially higher during these months and lower, including expected losses, during non-summer months.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including Midwest Generation. These developments included lower market prices in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators reached agreements to extend existing bank credit facilities.

        Midwest Generation's parent, Edison Mission Midwest Holdings, has $911 million of debt maturing in December 2003, of which Midwest Generation is the guarantor, that will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash flow to repay the $911 million debt due in December 2003, and there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by its indirect parent, Mission Energy Holding Company, in July 2001 or at all. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty.

        During the first quarter of 2003, wholesale energy prices in the MAIN Region market increased primarily due to colder-than-normal weather and increases in the prices for natural gas. However, the recent changes in wholesale energy prices may or may not continue throughout 2003. See "—Market Risk Exposures" for more information regarding forward market prices.

Results of Operations

        The table below depicts operating statistics for the first three months of 2003 and 2002 related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2003	2002
Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,600	5,998
Merchant	3,204	236

Total coal-fired generation	6,804	6,234

Availability(1)	75.3%	81.1%
Forced outage rate(2)	6.7%	4.0%
Average realized energy price/MWh:
Power purchase agreement	$18.02	$16.70
Merchant	$25.48	$19.49

Total coal-fired generation	$21.53	$16.81

Capacity revenues (in millions)	$32	$52

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of megawatt-hours in the period. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The forced outage rate is generally referred to as unplanned maintenance.

Operating Revenues

        In accordance with the power purchase agreements, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity during 2002 from the power purchase agreements. Of the generating capacity released by Exelon Generation, Midwest Generation suspended operations for 1,370 MW and decommissioned 45 MW. As a result, beginning in 2003, Midwest Generation has 3,133 MW available for sale as merchant generation. Operating revenues increased $46.1 million for the first quarter of 2003, compared to the first quarter of 2002 primarily due to increased merchant generation at the coal plants released by Exelon Generation. Operating revenues were also higher due to average realized energy prices from merchant generation due to colder-than-normal weather, partially offset by lower capacity revenue from the reduction in megawatts contracted under the power purchase agreements. The average realized prices from merchant generation during the first quarter of 2003 were less than the actual spot market prices during that period due to forward contracts entered into during 2002 (prior to the increase in spot market prices that took place during the first quarter of 2003) for approximately 52% of Midwest Generation's actual merchant generation.

        Exelon Generation is obligated under the power purchase agreements to make capacity payments for the plants under contract (4,739 MW during 2003) and energy payments for electricity produced by these plants. As a result of the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of Midwest Generation's total energy and capacity revenues decreased from 97% for the first quarter of 2002 to 63% for the first quarter of 2003. For more information on the power purchase agreements and wholesale energy markets, see "—Market Risk Exposures."

Operating Expenses

        Operating expenses increased $33.8 million in the first quarter of 2003 compared to the corresponding period of 2002. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $40.2 million in the first quarter of 2003 compared to the corresponding period of 2002. The increase was primarily due to higher generation and higher fuel prices at the Collins Station in addition to the increased generation at the coal plants.

        Plant operations expenses decreased $12.8 million in the first quarter of 2003 compared to the corresponding period of 2002. The decrease was primarily due to lower labor costs resulting from cost reductions implemented in the fourth quarter of 2002, lower employee benefit costs and the elimination of rent expense on the Illinois peaker power units lease due to the termination of the lease in August 2002.

        Depreciation and amortization expense increased $6.8 million in the first quarter of 2003 compared to the corresponding period of 2002. The increase was primarily due to the $300 million purchase of the Illinois peaker power units in August 2002 that were previously subject to a lease, in addition to other recurring capital expenditure additions. Depreciation expense primarily relates to the acquisition of the Illinois Plants which are being depreciated over periods ranging from 20 to 40 years and the Illinois peaker power units which are being depreciated over 15 years, effective August 2002. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback and the Collins Station sale-leaseback which are being amortized over the term of the leases.

Other Income (Expense)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Interest income and other expense	$(175)	$(21)
Interest income from affiliate	28,345	30,572
Interest expense	(30,910)	(29,383)
Interest expense to affiliate	(55,320)	(54,587)

Total other expense	$(58,060)	$(53,419)

        Interest income from affiliate decreased $2.2 million in the first quarter of 2003 compared to the corresponding period of 2002. The 2003 decrease was due to the repayment received from EME in August 2002 on the $300 million note in connection with Midwest Generation's purchase of the peaker power units.

        Interest expense related to the lease financings of the Collins, Powerton and Joliet Stations increased $1.5 million in the first quarter of 2003 compared to the corresponding period of 2002. The 2003 increase was primarily the result of credit rating downgrades in 2002 which increased the variable component of the Collins lease financing.

        Interest expense to affiliate increased $0.7 million in the first quarter of 2003 compared to the corresponding period of 2002. Interest expense to affiliate relates to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The 2003 increase was due to higher interest costs on the variable rate subordinated loan agreement partially offset by lower debt balances on the subordinated revolving line of credit.

Benefit For Income Taxes

        Midwest Generation had an effective income tax benefit rate of 38.4% in the first three months of 2003 compared to an effective income tax benefit rate of 38.3% in the corresponding period of 2002. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, Midwest Generation recorded a $74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Net Loss

        Net loss decreased $4.8 million in the first quarter of 2003 compared to the corresponding period of 2002. Although Midwest Generation expects to generate cash flow from operations, it expects to incur annual losses after depreciation, amortization and interest expense for several years. Midwest

Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

Liquidity and Capital Resources

Historical

        At March 31, 2003, Midwest Generation had cash and cash equivalents of $63.0 million compared to $74.7 million at December 31, 2002. Net working capital was $(939.8) million at March 31, 2003 compared to $(853.3) million at December 31, 2002. The negative working capital is primarily the result of the classification of $911 million of debt as a current liability due in December 2003.

        Net cash provided by operating activities increased $8.6 million in the first quarter of 2003 compared to the corresponding period of 2002. The increase in cash provided by operating activities is primarily due to Midwest Generation's lower net losses in 2003 versus 2002 and the timing of cash receipts and disbursements relating to working capital items.

        Net cash used in financing activities was $4.5 million in the first quarter of 2003 compared to net cash provided by financing activities of $5.8 million in the corresponding period of 2002. Midwest Generation utilized its cash provided from operating activities to fund its capital lease obligations.

        Net cash used in investing activities decreased $12.1 million in the first quarter of 2003 compared to the corresponding period of 2002. The net decrease was primarily due to lower capital expenditures.

Current

        Midwest Generation plans to spend approximately $28 million on capital expenditures for the remainder of 2003. These capital expenditures are planned to be financed by cash generated from operations. Midwest Generation's principal source of liquidity is cash on hand and future cash flow from operations. In addition, Midwest Generation has access to a $150 million working capital facility through its parent.

        Midwest Generation had the following maturities of long-term debt to its affiliate at March 31, 2003:

Amount	Due Date
(in millions)
$911.0	December 2003
808.3	December 2004

$1,719.3

        Midwest Generation plans to extend or refinance its subordinated loan agreements as part of Edison Mission Midwest Holdings' plan to extend or refinance its $911 million debt obligation (guaranteed by Midwest Generation) prior to its expiration in December 2003. At March 31, 2003, Edison Mission Midwest Holdings had cash and cash equivalents of $260 million, as well as $78 million deposited into a restricted cash account. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay its $911 million debt due to commercial lenders in December 2003. Completion of this extension or refinancing is subject to a number of uncertainties, including the ability of Midwest Generation to generate funds during the remainder of 2003 and the availability of new credit from financial institutions on acceptable terms in light of industry conditions. Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility.

Edison Mission Midwest Holdings Credit Facility Covenants

        Midwest Generation's parent company, Edison Mission Midwest Holdings, is the borrower under a $1.869 billion credit facility with a group of commercial banks. Midwest Generation has guaranteed its parent company's obligations under this credit facility. The funds borrowed under this facility were used to fund Midwest Generation's original acquisition and provide working capital to its operations. As part of the original acquisition, Midwest Generation entered into a sale-leaseback transaction for the Collins Station and then subsequently entered into sale-leaseback transactions for the Powerton Station and the Joliet Station in August 2000. In order for Edison Mission Midwest Holdings to make a distribution, Edison Mission Midwest Holdings and Midwest Generation must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating. Because the credit rating of Edison Mission Midwest Holdings is below investment grade, no distributions can currently be made by Edison Mission Midwest Holdings to its parent company, and ultimately to EME at this time.

        Edison Mission Midwest Holdings must maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. Midwest Generation expects that revenues for 2003 from Exelon Generation will represent 50% or more of its revenues. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration could result in an event of default under the Powerton and Joliet leases. During the 12 months ended March 31, 2003, the historical debt service coverage ratio was 3.77 to 1 and the debt-to-capital ratio was 0.52 to 1.

        There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate, Edison Mission Overseas (which is also a subsidiary of Edison Mission Midwest Holdings) or to make distributions directly to Edison Mission Midwest Holdings.

Credit Ratings

        Credit ratings for EME, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy (senior unsecured)	Ba3	BB -
Edison Mission Midwest Holdings (bank facility)	Ba2	BB -
Edison Mission Marketing & Trading (senior unsecured)	Not Rated	BB -

        Standard & Poor's has assigned a negative rating outlook for each of these entities. Moody's has Edison Mission Energy's and Edison Mission Midwest Holdings' ratings under review for possible further downgrade. Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised or withdrawn at any time by a rating agency.

Credit Ratings of Edison Mission Marketing & Trading and Edison Mission Energy

        Midwest Generation sells merchant energy and capacity and purchases its natural gas and fuel oil through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. As of May 9, 2003, EME had provided $65 million in collateral to support Edison Mission Marketing & Trading's operations including the forward sales and hedging activities related to Midwest Generation. Midwest Generation anticipates that sales of its power through Edison Mission Marketing & Trading may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support related to price risk management activities. Midwest Generation may provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to Midwest Generation's merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that EME and Midwest Generation will be able to provide credit support to Edison Mission Marketing & Trading.

Credit Rating of Edison Mission Midwest Holdings

        The following table summarizes the provisions restricting cash distributions (sometimes referred to as cash traps) and the related changes in the cost of borrowing by Edison Mission Midwest Holdings under the applicable financing agreements. The currently applicable provisions are those set forth in the same row as the Standard & Poor's rating BB-.

S&P Rating	Moody's Rating	Cost of Borrowing Margin	Cash Trap
		(based on LIBOR)
BBB - or higher	Baa3 or higher	150	No cash trap
BB+	Ba1	225	50% of excess cash flow trapped until six month debt service reserve is funded
BB	Ba2	275	100% of excess cash flow trapped
BB -	Ba3	325	100% of excess cash flow trapped
B+	B1	325	100% of excess cash flow trapped and used to repay debt

        Based on its current credit rating, provisions in the agreements binding on Edison Mission Midwest Holdings require it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent. On October 31, 2002, Edison Mission Midwest Holdings deposited $50.3 million into the cash flow recapture account in accordance with these provisions and deposited another $27.6 million on January 27, 2003. The funds in the cash flow recapture account may be used only to meet debt service obligations of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed, if funds are not otherwise available from working capital. The deposit of funds into this account limits the amount of funds that would otherwise be available by Edison Mission Midwest Holdings to lend to Midwest Generation to meet working capital requirements. There is no assurance that Edison Mission Midwest Holdings' current credit rating will not be lowered again, in which case Edison Mission Midwest Holdings would be required to use its defined excess cash flow, as well as cash in the cash flow recapture account, to repay indebtedness.

        As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. Debt service payments by EME on the promissory notes may be used by Midwest

Generation to meet its payment obligations under these leases in whole or part. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. Accordingly, EME is still obligated to continue to make payments under the intercompany loans from Midwest Generation, notwithstanding EME's inability to receive distributions from Edison Mission Midwest Holdings because Edison Mission Midwest Holdings' credit rating is below investment grade. Since Edison Mission Midwest Holdings is restricted from making distributions to EME, EME needs to generate sufficient cash flow from other subsidiaries or sources in excess of its interest and overhead costs to continue to make payments under the intercompany loans from Midwest Generation. There is no assurance that EME will have sufficient cash flow to meet these obligations. If Midwest Generation does not receive payment on the intercompany loans from EME, Midwest Generation may be unable to meet its lease obligations under the Powerton and Joliet leases. This would result in an event of default under the Powerton and Joliet leases and in a cross-default under the Collins lease and credit agreement of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed. These events would have a material adverse effect on Midwest Generation.

Contractual Obligations

Chicago In-City Obligation

        In April 2003, Midwest Generation and Commonwealth Edison amended their February 2003 settlement agreement which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. In accordance with the amendment, Midwest Generation paid Commonwealth Edison $9.8 million in exchange for the termination of nine annual installment payments of $1.5 million beginning in 2004 and for the termination of the security interest of Commonwealth Edison in 125,000 barrels of oil at the Collins Station.

Fuel Supply Contracts

        In February 2003, Midwest Generation entered into an amendment to a fuel supply agreement with one of its coal suppliers and Commonwealth Edison, under an agency agreement that was part of the initial acquisition of the Illinois Plants. The amendment provides for fixed payments, in lieu of the prior fuel purchase obligations, of $6 million for 2003, $7 million for 2004, $7 million for 2005, $8 million for 2006, $8 million for 2007 and $40 million thereafter. Midwest Generation adjusted the liability recorded as part of the purchase of the Illinois Plants for this above market fuel supply contract to the net present value of the fixed payments and recorded a gain of $2 million during the first quarter of 2003.

        Midwest Generation has entered into additional fuel purchase agreements with several third-party suppliers during the first quarter of 2003. Midwest Generation's fuel purchase commitments under these agreements are currently estimated to aggregate $25 million for 2003, $52 million for 2004 and $53 million for 2005.

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

Commodity Price Risk

        Midwest Generation's merchant power plants expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with Midwest Generation's risk management policies through its marketing affiliate. Policies are in place which define the risk tolerance for Midwest Generation. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Midwest Generation's marketing affiliate performs a "value at risk" analysis in its daily business to measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Midwest Generation's marketing affiliate supplements this approach with the use of stress testing and worst-case scenario analysis, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        As discussed further below, beginning in 2003, Midwest Generation is selling a significant portion of its energy into wholesale energy markets. Midwest Generation entered into forward contracts for a portion of its electric output that is not committed to be sold under the power purchase agreements with Exelon Generation in order to provide more predictable earnings and cash flow. When appropriate, Midwest Generation manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

        With the exception of revenue generated by the three power purchase agreements with Exelon Generation, Midwest Generation's revenues and results of operations during the estimated useful lives of the power plants will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances, fuel oil, coal, natural gas and associated transportation costs in the market area known as the MAIN Region and neighboring markets. Among the factors that influence the price of power in the MAIN Region are:

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

Status of the Exelon Generation Power Purchase Agreements

        Under each of the power purchase agreements, Exelon Generation, upon notice by a specified date, has the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW remain subject to power purchase agreements with Exelon Generation in 2003.

        Under the power purchase agreement related to Midwest Generation's coal-fired generation units, Exelon Generation continues to have a similar option, exercisable not later than 180 days prior to January 1, 2004, to retain or release for 2004 all or a portion of the 1,265 MW of option coal units retained for 2003. Exelon Generation remains committed to purchase the capacity of committed units having 1,696 MW of capacity for both 2003 and 2004.

        Under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the 1,084 MW from the Collins Station, and 694 MW from the peaking units, that were retained for 2003.

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

        The energy and capacity from any units which are not subject to one of the power purchase agreements with Exelon Generation are sold under terms, including price and quantity, negotiated by Midwest Generation's marketing affiliate with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is subject to the market risks related to the price of energy and capacity described above. Midwest Generation expects that capacity prices for merchant energy sales will, in the near term, be negligible in comparison to those Midwest Generation currently receives under its existing agreements with Exelon Generation (with the possibility of minimal revenues due to the current oversupply conditions in this marketplace). Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. Midwest Generation intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

        During 2003, the primary markets available to Midwest Generation for wholesale sales of electricity are expected to be "wholesale customer" and "over-the-counter." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control area of Commonwealth Edison, referred to as "Into ComEd" (due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation). "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parental guarantees, letters of credit and cash margining arrangements.

        The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first three months of 2003:

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$37.06	$19.36	$30.97	$38.59	$29.91	$32.18
February	51.71	27.53	43.33	55.18	38.59	45.96
March	47.96	24.57	39.68	51.68	42.48	42.64

Quarterly Average	$45.58	$23.82	$37.99	$48.48	$36.99	$40.26

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy Prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        The following table sets forth forward market prices for energy per megawatt-hour as quoted for sales "Into ComEd" and "Into Cinergy" at March 31, 2003. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

	Into ComEd*			Into Cinergy*
Forward Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
2003
April	$36.00	$18.00	$30.00	$40.25	$20.00	$33.50
May	33.81	18.75	25.55	38.21	21.25	28.91
June	35.50	19.25	26.83	40.38	21.50	30.31
July	45.18	20.25	32.04	50.50	23.25	36.14
August	44.18	20.25	31.06	49.50	23.25	35.10
September	31.43	17.00	23.73	35.75	19.25	26.95
October	28.50	16.25	22.31	34.00	18.25	26.04
November	29.50	17.25	22.42	35.00	19.25	25.90
December	30.50	18.25	24.05	36.00	20.25	27.70
2004 Calendar "strip"(2)	34.43	18.71	26.06	36.99	20.50	28.21

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding NERC holidays. All other hours of the week are referred to as off-peak.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales "Into ComEd" and "Into Cinergy."

*
Source: Energy Prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through its marketing affiliate. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and its marketing affiliate's credit capacity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity decreased significantly during 2002 and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. See "—Credit Risk," below.

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

        In addition to the price risks described previously, there are risks with respect to the availability and cost of transmission required to market the power produced by the units not under contract with Exelon Generation. Currently, transmission must be obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission. Recently, however, Commonwealth Edison and PJM issued a joint press release announcing the integration of Commonwealth Edison into PJM, beginning June 1, 2003, with a goal of being "fully integrated" by October 2003. In response to this announcement, EME, Midwest Generation, and a number of other affected parties have filed with the Commission contesting the integration of Commonwealth Edison into PJM on a so-called "islanded" basis. See "—Regulatory Matters." Midwest Generation is unable to predict the manner in which the Commission will react or, if such integration is permitted, the effect of any final integration configuration on the markets into which Midwest Generation sells its power.

        Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the Federal Energy Regulatory Commission. Although the Federal Energy Regulatory Commission and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Commodity price:
Electricity contracts	$(15,602)	$(647)

        In assessing the fair value of its derivative financial instruments, Midwest Generation uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of March 31, 2003 (in thousands):

	Total Fair Value	Maturity < 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity > 5 years
	(Unaudited)
Prices actively quoted	$(15,602)	$(15,602)	$—	$—	$—

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

Interest Rate Risk

        Interest rate changes affect the cost of borrowings needed to operate the facilities and Midwest Generation's lease costs under the Collins Station lease.

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Regulatory Matters" on page 14 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2002 and the notes to the Financial Statements set forth in the Amendment No. 1 on Form 10-K/A. There have been no significant developments with regard to regulatory matters that affect disclosures presented in the annual report, except as follows:

        Currently, power produced by Midwest Generation not under contract with Exelon Generation is sold using transmission which must be obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission. In 2002, Commonwealth Edison applied to the Commission for approval to join PJM in conjunction with American Electric Power, thereby creating an enlarged, contiguous regional transmission organization encompassing a broad regional market. Approval of this application was granted by the Commission on April 1, 2003. Concurrently, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in Virginia requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of American Electric Power transmission assets located in Virginia. On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing PJM. In response to this announcement, EME, Midwest Generation, and other affected parties have filed with the Federal Energy Regulatory Commission for clarification or rehearing of its April 1, 2003 order, and essentially contesting the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis. Given the stated intentions of Commonwealth Edison and PJM to proceed with integration beginning June 1, 2003, Midwest Generation has requested expedited treatment of its request for clarification or rehearing. See also, "Market Risk Exposures—Commodity Price Risk."

Off-Balance Sheet Transactions

        For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 41 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002.

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" on page 51 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002 and the notes to the Financial Statements set forth in the Amendment No. 1 on Form 10-K/A. There have been no significant developments with regard to environmental matters that affect disclosures presented in the annual report.

Critical Accounting Policies and Estimates

        For a discussion of Midwest Generation's critical accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" on page 32 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002.

New Accounting Standards

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143).

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on Midwest Generation's financial statements.

        In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements.

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on Midwest Generation's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 42 in Item 7 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

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

        The Chief Executive Officer and the Chief Financial Officer of Midwest Generation have evaluated the effectiveness of the design and operation of Midwest Generation's disclosure controls and procedures as of May 8, 2003. They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by Midwest Generation in its reports filed with the SEC was (1) accumulated and communicated to Midwest Generation's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
99.1	Statement Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

        The registrant filed the following report on Form 8-K during the quarter ended March 31, 2003:

Date of Report	Dated Filed	Item Reported
February 20, 2003	February 25, 2003	5

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Manager, Vice President and Treasurer
Date:	May 14, 2003

CERTIFICATION

I, Georgia R. Nelson, certify that:

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

Date: May 14, 2003	/s/ Georgia R. Nelson Georgia R. Nelson Manager and President

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

Date: May 14, 2003	/s/ Kevin M. Smith Kevin M. Smith Manager, Vice President and Treasurer

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
MIDWEST GENERATION, LLC STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC STATEMENTS OF CASH FLOWS (In thousands)
MIDWEST GENERATION, LLC NOTES TO FINANCIAL STATEMENTS MARCH 31, 2003 (Dollars in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION