Form 10-Q
period 2003-06-30
MIDWEST GENERATION LLC
filed 2003-08-13
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Number of units outstanding of the registrant's Membership Interests as of August 13, 2003: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	29
	Signatures	30

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC

STATEMENTS OF OPERATIONS

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues
Energy revenues	$62,930	$126,061	$154,019	$235,277
Capacity revenues	93,846	149,163	126,185	201,397
Energy and capacity revenues from marketing affiliate	64,401	2,616	153,260	7,214
Income (loss) from price risk management	6,070	—	3,681	(2,242)

Total operating revenues	227,247	277,840	437,145	441,646

Operating Expenses
Fuel	78,704	95,944	195,697	172,768
Plant operations	91,148	94,470	172,091	188,248
Asset impairment charges	1,025,333	—	1,025,333	—
Depreciation and amortization	47,127	42,210	95,312	83,583
Administrative and general	6,257	7,406	11,656	13,113

Total operating expenses	1,248,569	240,030	1,500,089	457,712

Operating income (loss)	(1,021,322)	37,810	(1,062,944)	(16,066)

Other Income (Expense)
Interest income and other	28,210	30,281	56,380	60,832
Interest expense	(85,909)	(84,465)	(172,139)	(168,435)

Total other expense	(57,699)	(54,184)	(115,759)	(107,603)

Loss before income taxes and accounting change	(1,079,021)	(16,374)	(1,178,703)	(123,669)
Benefit for income taxes	(420,920)	(2,261)	(459,233)	(43,325)

Loss Before Accounting Change	(658,101)	(14,113)	(719,470)	(80,344)
Cumulative effect of change in accounting, net of tax (Note 3)	—	—	(74)	—

Net Loss	$(658,101)	$(14,113)	$(719,544)	$(80,344)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Loss	$(658,101)	$(14,113)	$(719,544)	$(80,344)
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(1,339) and $104 for the three months and $(12,698) and $104 for the six months ended June 30, 2003 and 2002, respectively	(2,092)	147	(19,832)	147
Reclassification adjustments included in net loss, net of income tax benefit of $3,576 and $10,030 for the three and six months ended June 30, 2003, respectively	5,584	—	15,664	—

Other comprehensive income (expense)	3,492	147	(4,168)	147

Comprehensive Loss	$(654,609)	$(13,966)	$(723,712)	$(80,197)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands, Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$25,386	$74,652
Accounts receivable, net of allowance of $4,269 in 2003 and 2002	95,990	61,090
Due from affiliates	31,858	6,603
Fuel inventory	63,463	79,293
Spare parts inventory	19,222	18,636
Interest receivable from affiliate	56,374	56,395
Assets under price risk management	12,174	2,312
Other current assets	1,654	26,844

Total current assets	306,121	325,825

Property, Plant and Equipment	4,288,919	5,285,234
Less accumulated depreciation	575,453	480,097

Net property, plant and equipment	3,713,466	4,805,137

Notes receivable from affiliate	1,366,005	1,366,502
Deferred taxes	385,585	—
Other assets	3,413	3,155

Total Assets	$5,774,590	$6,500,619

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands, Unaudited)

	June 30, 2003	December 31, 2002
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$15,804	$32,333
Accrued liabilities	75,406	90,975
Due to affiliates	3,451	3,444
Interest payable	87,904	88,051
Interest payable to affiliates	150,432	40,545
Liabilities under price risk management	17,371	2,959
Current portion of subordinated long-term debt with affiliate	911,000	911,000
Current portion of lease financing	10,120	9,792

Total current liabilities	1,271,488	1,179,099

Subordinated revolving line of credit with affiliate	1,694,282	1,694,282
Subordinated long-term debt with affiliate, net of current portion	808,308	808,308
Lease financing, net of current portion	2,165,068	2,169,855
Deferred taxes	—	73,354
Benefit plans and other long-term liabilities	97,072	118,430

Total Liabilities	6,036,218	6,043,328

Commitments and Contingencies (Note 5)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	685,308	680,515
Accumulated deficit	(941,769)	(222,225)
Accumulated other comprehensive loss	(5,167)	(999)

Total Member's Equity	(261,628)	457,291

Total Liabilities and Member's Equity	$5,774,590	$6,500,619

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities
Net loss	$(719,544)	$(80,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	95,312	83,583
Non-cash contribution of services	4,793	5,628
Asset impairment charges	1,025,333	—
Deferred taxes	(458,893)	(39,706)
Cumulative effect of change in accounting, net of tax	74	—
Increase in accounts receivable	(34,900)	(97,326)
(Increase) decrease in due from affiliates	(25,248)	6,837
(Increase) decrease in inventory	15,244	(11,804)
Decrease in interest receivable from affiliate	21	467
Decrease in other current assets	25,190	6,909
Decrease in accounts payable	(16,529)	(2,305)
Decrease in accrued liabilities	(15,569)	(10,565)
Increase in interest payable	109,740	97,635
Decrease in other liabilities	(21,257)	(1,629)
Increase (decrease) in net liabilities under price risk management	382	(7,409)

Net cash used in operating activities	(15,851)	(50,029)

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	—	20,000
Borrowings from subordinated revolving line of credit with affiliate	—	46,000
Repayment of capital lease obligation	(4,459)	(4,153)

Net cash provided by (used in) financing activities	(4,459)	61,847

Cash Flows From Investing Activities
Capital expenditures	(28,854)	(39,226)
Increase in restricted cash	(599)	—
Repayment of loan from affiliate	497	207

Net cash used in investing activities	(28,956)	(39,019)

Net decrease in cash and cash equivalents	(49,266)	(27,201)
Cash and cash equivalents at beginning of period	74,652	52,635

Cash and cash equivalents at end of period	$25,386	$25,434

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(Dollars in thousands, Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

        Midwest Generation's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2002 and 2001, included in its 2002 annual report on Form 10-K filed with the Securities and Exchange Commission, as amended by Amendment No. 1 on Form 10-K/A, which is referred to as Midwest Generation's 2002 annual report. Midwest Generation follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in Midwest Generation's 2002 annual report. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on net loss or member's equity.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including Midwest Generation. These developments included lower prices and greater volatility in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators reached agreements to extend existing bank credit facilities and at least three merchant generators have filed for Chapter 11 protection under the Bankruptcy Code.

        Midwest Generation's parent, Edison Mission Midwest Holdings Co., has $911 million of debt maturing on December 11, 2003, of which Midwest Generation is the guarantor, that will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash flow to repay the $911 million debt due on December 11, 2003. During the second quarter, Edison Mission Midwest Holdings commenced discussions with its lenders regarding restructuring its indebtedness. There is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into in July 2001 by its indirect parent, Mission Energy Holding Company, or at all. A failure to repay, extend, or refinance the Edison Mission Midwest Holdings or EME obligations is likely to result in, or in the case of EME would result in, a default under the MEHC senior secured notes and term loan. These events could make it necessary for Midwest Generation to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern.

Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Note 2. Asset Impairment Charge

        During the second quarter of 2003, Midwest Generation recorded an asset impairment charge of $1.025 billion ($625 million after tax) that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to an estimated fair market value of $78 million, and the book value of the eight small peaking plants was written down from $286 million to an estimated fair market value of $41 million. The estimated fair value was determined based on discounting estimated future cash flows using a 17.5% discount rate.

Note 3. Changes in Accounting

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143).

        Statement of Financial Accounting Standards No. 146.    Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on Midwest Generation's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on Midwest Generation's financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

Note 4. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(999)	$(999)
Current period change	(4,168)	(4,168)

Balance at June 30, 2003	$(5,167)	$(5,167)

        Unrealized losses on cash flow hedges at June 30, 2003 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $6.1 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through May 31, 2005.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of $5.8 million and $3.8 million during the second quarter and six months ended June 30, 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the statement of operations.

Note 5. Commitments and Contingencies

Commercial Commitments

        The following table summarizes Midwest Generation's commercial commitments as of June 30, 2003.

Commercial Commitments	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Capital improvements	$16.3	$—	$—	$—	$—	$—	$16.3

Power Purchase Agreements

        Electric power generated at Midwest Generation's power generation plants has historically been sold under three power purchase agreements with Exelon Generation, in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. Midwest Generation initially entered into agreements with Commonwealth Edison on December 15, 1999, and they were subsequently assigned to Exelon Generation in January 2001. The power purchase agreements expire in December 2004 and provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the power generation plants under contract and energy payments for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the power generation plants revenue for fixed charges, and the energy payments compensate the power generation plants for all, or a portion of, variable costs of production.

        Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, has the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, effective January 1, 2003, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW of capacity remain subject to power purchase agreements with Exelon Generation in 2003.

        Exelon Generation notified Midwest Generation on June 25, 2003 of its exercise of its option to purchase 687 MW of capacity and energy (out of a possible total of 1,265 MW subject to the option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of the capacity of these units will no longer be subject to the power purchase agreement beginning January 1, 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these generating units for the balance of 2003. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        Under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the 1,084 MW of capacity from the Collins Station, and 694 MW of capacity from the peaking units, that were retained for 2003.

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

Fuel Supply Contracts

        In February 2003, Midwest Generation entered into an amendment to a fuel supply agreement with one of its coal suppliers and Commonwealth Edison, under an agency agreement that was part of the initial acquisition of the Illinois Plants. The amendment provides for fixed payments, in lieu of the prior fuel purchase obligations, of $7 million for 2003, $7 million for 2004, $7 million for 2005, $8 million for 2006, $8 million for 2007 and $40 million thereafter. Midwest Generation adjusted the liability recorded as part of the purchase of the Illinois Plants for this above market fuel supply contract to the net present value of the fixed payments and recorded a gain of $2 million during the first quarter of 2003.

        Midwest Generation has entered into additional fuel purchase agreements with several third-party suppliers during the first six months of 2003. Midwest Generation's aggregate fuel purchase commitments under these agreements are currently estimated to be $39 million for 2003, $105 million for 2004 and $107 million for 2005.

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

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed by regulatory authorities.

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

Guarantees and Indemnities

  Guarantee of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

        Midwest Generation has guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.7 billion at June 30, 2003. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. Midwest Generation has not recorded a liability related to this guarantee.

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

  Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At June 30, 2003, Midwest Generation had $5.2 million recorded as a liability related to known claims provided by Commonwealth Edison.

Note 6. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2003	2002
Cash paid for interest	$62,387	$70,800
Cash paid for income taxes	$—	$—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements. These statements are based on Midwest Generation, LLC's (Midwest Generation's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth under "—Market Risk Exposures" below, and under "—Risk Factors" in the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2002. References in this quarterly report to Midwest Generation's annual report on Form 10-K for the year ended December 31, 2002 include the Amendment No. 1 on Form 10-K/A filed on May 6, 2003.

        The Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2002, and as compared to the second quarter and six months ended June 30, 2002. This discussion presumes that the reader has read or has access to the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2002.

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

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including Midwest Generation. These developments included lower prices and greater volatility in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators reached agreements to extend existing bank credit facilities and at least three merchant generators have filed for Chapter 11 protection under the Bankruptcy Code.

        Midwest Generation's parent, Edison Mission Midwest Holdings, has $911 million of debt maturing on December 11, 2003, of which Midwest Generation is the guarantor, that will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings is not expected to have sufficient cash flow to repay the $911 million debt due on December 11, 2003. During the second quarter, Edison Mission Midwest Holdings commenced discussions with its lenders regarding restructuring its indebtedness. There is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance its debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into in July 2001 by its indirect parent, Mission Energy Holding Company, or at all. A failure to repay, extend, or refinance the Edison Mission Midwest Holdings or EME obligations is likely to result in, or in the case of EME would result in, a default under the MEHC senior secured notes and term loan. These events could make it necessary for Midwest Generation to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Results of Operations

        The table below depicts operating statistics for the second quarter and six months of 2003 and 2002 related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,075	6,049	6,675	12,047
Merchant	2,674	120	5,878	356

Total coal-fired generation	5,749	6,169	12,553	12,403

Availability(1)	80.9%	77.9%	77.9%	79.5%
Forced outage rate(2)	7.9%	8.8%	7.9%	6.4%
Average realized energy price/MWh:
Power purchase agreement	$18.66	$20.34	$18.31	$18.53
Merchant	$25.01	$21.79	$25.27	$20.26

Total coal-fired generation	$21.61	$20.36	$21.57	$18.57

Capacity revenues (in millions)	$94	$149	$126	$201

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

Operating Revenues

        Operating revenues decreased $50.6 million and $4.5 million for the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The second quarter decline was primarily due to an approximately $55 million decrease in capacity revenue from the reduction in megawatts contracted under the power purchase agreements as described below, partially offset by a $6.1 million increase in income from price risk management. Energy revenues for the second quarters of 2003 and 2002 remained relatively flat as an overall decrease in generation was offset by an increase in average realized energy prices primarily due to the shift to merchant generation. The shift to merchant generation has resulted in minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to the power purchase agreements. The six-month period decline was due to an approximately $75 million decrease in capacity revenue from the reduction in megawatts contracted under the power purchase agreements partially offset by an approximately $65 million increase in energy revenue due to the shift to merchant generation.

        In accordance with the power purchase agreements, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity during 2002 from the power purchase agreements. Of the generating capacity released by Exelon Generation, Midwest Generation suspended operations for 1,370 MW and decommissioned 45 MW. As a result, beginning in 2003, Midwest Generation has had 3,133 MW available for sale as merchant generation.

        Exelon Generation is obligated under the power purchase agreements to make capacity payments for the plants under contract (4,739 MW during 2003) and energy payments for electricity produced by these plants. As a result of the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of Midwest Generation's total energy and capacity revenues decreased from 98% for the first six months of 2002 to 68% for the first six months of 2003. For more information on the power purchase agreements and wholesale energy markets, see "—Market Risk Exposures."

        Income from price risk management increased $6.1 million and $5.9 million for the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. In 2003, the income primarily represents the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. The ineffectiveness gains were attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd." In 2002, the losses represent the change in market value of futures contracts with respect to a portion of anticipated fuel purchases that did not qualify as cash flow hedges under SFAS No. 133.

Operating Expenses

        Operating expenses increased $1.0 billion in the second quarter and six months ended June 30, 2003, compared to the corresponding periods of 2002. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $17.2 million and increased $22.9 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The second quarter decrease was primarily due to lower generation at the Collins Station and the coal stations. The year-to-date increase was primarily due to higher fuel prices at the Collins Station in addition to increased generation at the coal plants.

        Plant operations expenses decreased $3.3 million and $16.2 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The second quarter and year-to-date decreases were primarily due to lower labor costs resulting from cost reductions implemented in the fourth quarter of 2002, lower employee benefit costs and the elimination of rent expense on the Illinois peaker power units lease due to the termination of the lease in August 2002.

        Asset impairment charges for the second quarter and six months ended June 30, 2003 consisted of a $1.025 billion ($625 million after tax) impairment charge that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to an estimated fair market value of $78 million, and the book value of the eight small peaking plants was written down from $286 million to an estimated fair market value of $41 million. The estimated fair value was determined based on discounting estimated future cash flows using a 17.5% discount rate.

        Depreciation and amortization expense increased $4.9 million and $11.7 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The second quarter and year-to-date increases were primarily due to the $300 million purchase of the Illinois peaker power units in August 2002 that were previously subject to a lease, in addition to other recurring capital expenditure additions. Depreciation expense primarily relates to the acquisition of the Illinois Plants which are being depreciated over periods ranging from 20 to 40 years and the Illinois peaker power units which are being depreciated over 15 years, effective August 2002. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback and the Collins Station sale-leaseback which are being amortized over the term of the leases.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Interest income and other expense	$(134)	$(283)	$(309)	$(304)
Interest income from affiliate	28,344	30,564	56,689	61,136
Interest expense	(31,342)	(27,901)	(62,252)	(57,284)
Interest expense to affiliate	(54,567)	(56,564)	(109,887)	(111,151)

Total other expense	$(57,699)	$(54,184)	$(115,759)	$(107,603)

        Interest income from affiliate decreased $2.2 million and $4.4 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The second quarter and year-to-date decreases were due to the repayment received from EME in August 2002 on the $300 million note in connection with Midwest Generation's purchase of the peaker power units.

        Interest expense related to the lease financings of the Collins, Powerton and Joliet Stations increased $3.4 million and $5.0 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The second quarter and year-to-date increases were primarily the result of credit rating downgrades in 2002 which increased the index applicable to the variable component of the Collins lease financing.

        Interest expense to affiliate decreased $2.0 million and $1.3 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. Interest expense to affiliate relates to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The second quarter and year-to-date decreases were due to lower debt balances on the subordinated revolving line of credit, partially offset by higher interest costs on the variable rate subordinated loan agreement.

Benefit For Income Taxes

        Midwest Generation had effective income tax benefit rates of 39% and 35% in the first six months of 2003 and 2002, respectively. The 2003 effective income tax rate was different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, Midwest Generation recorded a $74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Net Loss

        Net loss increased $644.0 million and $639.2 million in the second quarter and six months ended June 30, 2003, respectively, compared to the corresponding periods of 2002. The increases are primarily due to the Collins Station and small peaking plants impairment charge recorded in the second quarter of 2003. See "—Results of Operations—Operating Expenses" for additional discussion. Although Midwest Generation expects to generate cash flow from operations, it expects to incur annual losses after depreciation, amortization and interest expense for several years. Midwest Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

Liquidity and Capital Resources

Historical

        At June 30, 2003, Midwest Generation had cash and cash equivalents of $25.4 million compared to $74.7 million at December 31, 2002. Net working capital was $(965.4) million at June 30, 2003 compared to $(853.3) million at December 31, 2002. The negative working capital is primarily the result of the classification of $911 million of debt as a current liability due in December 2003. The increase in negative working capital is primarily the result of interest accrued during the period related to affiliate debt.

        Net cash used in operating activities decreased $34.2 million in the first six months of 2003 compared to the corresponding period of 2002. The decrease in cash used in operating activities was primarily due to the timing of cash receipts and disbursements relating to working capital items.

        Net cash used in financing activities was $4.5 million in the first six months of 2003 compared to net cash provided by financing activities of $61.8 million in the corresponding period of 2002. In 2003, Midwest Generation had no borrowings on its affiliate loans and paid its lease financing obligation. In 2002, Midwest Generation borrowed from its affiliate, which provided funding for its lease financing obligation, operations and capital expenditures.

        Net cash used in investing activities decreased $10.1 million in the first six months of 2003 compared to the corresponding period of 2002. The net decrease was primarily due to lower capital expenditures.

Current

        Midwest Generation plans to spend approximately $19 million on capital expenditures for the remainder of 2003. These capital expenditures are planned to be financed by cash generated from operations. Midwest Generation's principal source of liquidity is cash on hand and future cash flow from operations. In addition, Midwest Generation has access to a $150 million working capital facility through its parent, which is scheduled to expire on December 15, 2004.

        Midwest Generation had the following maturities of subordinated debt to its affiliate at June 30, 2003:

Amount	Due Date
(in millions)
$911.0	December 11, 2003
808.3	December 15, 2004

$1,719.3

        Midwest Generation plans to extend or refinance its subordinated loan agreements as part of Edison Mission Midwest Holdings' plan to extend or refinance its $911 million debt obligation (guaranteed by Midwest Generation) prior to its expiration on December 11, 2003. At June 30, 2003, Edison Mission Midwest Holdings had cash and cash equivalents of $201 million, as well as $78 million deposited into a restricted cash account. Edison Mission Midwest Holdings is not expected to have sufficient cash to repay its $911 million debt due to commercial lenders on December 11, 2003. During the second quarter, Edison Mission Midwest Holdings commenced discussions with its lenders regarding restructuring its indebtedness. Completion of an extension or refinancing is subject to a number of uncertainties, including the ability of Midwest Generation to generate funds during the remainder of 2003 and the availability of new credit from financial institutions on acceptable terms in light of industry conditions. Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to extend or refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility.

Edison Mission Midwest Holdings Credit Facility Covenants

        Midwest Generation's parent company, Edison Mission Midwest Holdings, is the borrower under a $1.869 billion credit facility with a group of commercial banks. Midwest Generation has guaranteed its parent company's obligations under this credit facility. The funds borrowed under this facility were used to fund Midwest Generation's original acquisition and provide working capital to its operations. As part of the original acquisition, Midwest Generation entered into a sale-leaseback transaction for the Collins Station, which Edison Mission Midwest Holdings guarantees, and then subsequently entered into sale-leaseback transactions for the Powerton Station and the Joliet Station in August 2000. In order for Edison Mission Midwest Holdings to make a distribution, Edison Mission Midwest Holdings and Midwest Generation must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating. Because the credit rating of Edison Mission Midwest Holdings is below investment grade, no distributions can currently be made by Edison Mission Midwest Holdings to its parent company, and ultimately to EME, at this time.

        Edison Mission Midwest Holdings must maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. Midwest Generation expects that revenues for 2003 from Exelon Generation will represent 50% or more of its revenues. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration could result in an event of default under the Powerton and Joliet leases. During the 12 months ended June 30, 2003, the historical debt service coverage ratio was 3.46 to 1 and the debt-to-capital ratio was 0.53 to 1.

        There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate, Edison Mission Overseas (which is also a subsidiary of Edison Mission Midwest Holdings) or to make distributions directly to Edison Mission Midwest Holdings.

Credit Ratings

        Credit ratings for EME, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy (senior unsecured)	B2	BB –
Edison Mission Midwest Holdings (bank facility)	Ba3	BB –
Edison Mission Marketing & Trading (senior unsecured)	Not Rated	BB –

        Moody's Investors Service and Standard & Poor's Rating Service have assigned a negative rating outlook for each of these entities. Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered further. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Ratings of Edison Mission Energy and Edison Mission Marketing & Trading

        Midwest Generation sells merchant energy and capacity and purchases its natural gas and fuel oil through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. As of August 8, 2003, EME had provided $56 million in collateral to support Edison Mission Marketing & Trading's operations including the forward sales and hedging activities related to Midwest Generation. Midwest Generation anticipates that sales of its power through Edison Mission Marketing & Trading may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support related to price risk management activities. Without an investment grade credit rating, EME's ability to provide credit support may be limited. Furthermore, if EME is unable to extend a portion of its corporate credit facility currently scheduled to expire in September 2003 and complete a financing for one of its project subsidiaries as scheduled, its ability to provide credit support will be severely limited. Midwest Generation may provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to Midwest Generation's merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that EME and Midwest Generation will be able to provide credit support to Edison Mission Marketing & Trading.

Credit Ratings of Edison Mission Midwest Holdings

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

        Based on its current credit ratings, provisions in the agreements binding on Edison Mission Midwest Holdings require it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent. In accordance with these provisions, Edison Mission Midwest Holdings deposited $50.3 million into the cash flow recapture account on October 31, 2002, and another $27.6 million on January 27, 2003. The funds in the cash flow recapture account may be used only to meet debt service obligations of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed, if funds are not otherwise available from working capital. The deposit of funds into this account limits the amount of funds that would otherwise be available by Edison Mission Midwest Holdings to lend to Midwest Generation to meet working capital requirements. There is no assurance that Edison Mission Midwest Holdings' current credit rating will not be lowered again, in which case Edison Mission Midwest Holdings would be required to use the funds from time to time on deposit in the cash flow recapture account to repay indebtedness.

        As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. Debt service payments by EME on the promissory notes may be used by Midwest Generation to meet its payment obligations under these leases in whole or part. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. Accordingly, EME is still obligated to continue to make payments under the intercompany loans from Midwest Generation, notwithstanding EME's inability to receive distributions from Edison Mission Midwest Holdings because Edison Mission Midwest Holdings' credit rating is below investment grade. Since Edison Mission Midwest Holdings is restricted from making distributions to EME, EME needs to generate sufficient cash flow from other subsidiaries or sources in excess of its interest and overhead costs to continue to make payments under the intercompany loans from Midwest Generation. There is no assurance that EME will have sufficient cash flow to meet these obligations. If Midwest Generation does not receive payment on the intercompany loans from EME, Midwest Generation would not be able to meet its lease obligations under the Powerton and Joliet leases due to restrictions under the credit agreement of Edison Mission Midwest Holdings and the Powerton and Joliet leases. If EME also failed to pay under its guarantee, this would result in an event of default under the Powerton and Joliet leases and may lead to default under the Collins lease and credit agreement of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed. These events would have a material adverse effect on Midwest Generation.

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

Fuel Supply Contracts

        In February 2003, Midwest Generation entered into an amendment to a fuel supply agreement with one of its coal suppliers and Commonwealth Edison, under an agency agreement that was part of the initial acquisition of the Illinois Plants. The amendment provides for fixed payments, in lieu of the prior fuel purchase obligations, of $7 million for 2003, $7 million for 2004, $7 million for 2005, $8 million for 2006, $8 million for 2007 and $40 million thereafter. Midwest Generation adjusted the liability recorded as part of the purchase of the Illinois Plants for this above market fuel supply contract to the net present value of the fixed payments and recorded a gain of $2 million during the first quarter of 2003.

        Midwest Generation has entered into additional fuel purchase agreements with several third-party suppliers during the first six months of 2003. Midwest Generation's aggregate fuel purchase commitments under these agreements are currently estimated to be $39 million for 2003, $105 million for 2004 and $107 million for 2005.

Market Risk Exposures

        Midwest Generation's primary market risk exposures arise from fluctuations in electricity and fuel prices, emission allowances, transmission rights and interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "—Current Developments" and "—Credit Ratings" for a discussion of market developments and their impact on Midwest Generation's credit and the credit of its counterparties.

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

        As discussed further below, beginning in 2003, Midwest Generation is selling a significant portion of its energy into wholesale energy markets. Midwest Generation enters into forward contracts for a portion of its electric output that is not committed to be sold under the power purchase agreements with Exelon Generation in order to provide more predictable earnings and cash flow. When appropriate, Midwest Generation manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

        With the exception of revenue generated by the three power purchase agreements with Exelon Generation, Midwest Generation's revenues and results of operations will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances, fuel oil, coal, natural gas and associated transportation costs in the market area known as the MAIN Region and neighboring markets. Among the factors that influence the price of power in the MAIN Region are:

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

Status of the Exelon Generation Power Purchase Agreements

        Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, has the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, effective January 1, 2003, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW of capacity remain subject to power purchase agreements with Exelon Generation in 2003.

        Exelon Generation notified Midwest Generation on June 25, 2003 of its exercise of its option to purchase 687 MW of capacity and energy (out of a possible total of 1,265 MW subject to the option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of the capacity of these units will no longer be subject to the power purchase agreement beginning January 1, 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these generating units for the balance of 2003. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        Under the power purchase agreements related to Midwest Generation's Collins Station and peaking units, Exelon Generation continues to have a similar option to terminate, exercisable not later than 90 days prior to January 1, 2004, the power purchase agreements for 2004 with respect to all or a portion of the 1,084 MW of capacity from the Collins Station, and 694 MW of capacity from the peaking units, that were retained for 2003.

        Under the Collins Station power purchase agreement, Exelon Generation has the right to purchase all of the energy produced by the Collins Station. Energy prices vary depending on the total annual number of megawatt-hours of energy purchased and the market price of natural gas. When purchases exceed an annual threshold of 2.7 million MWh, prorated to 1.085 million MWh in 2003 due to the release of units, Exelon Generation purchases energy at market prices and thus bears all subsequent risk of changes in the market price of natural gas used to produce the energy purchased. The Collins Station is capable of burning fuel oil in lieu of natural gas, which enables Midwest Generation to use fuel oil when it costs less than natural gas. Midwest Generation has in the past purchased and has in inventory stocks of fuel oil for this purpose.

        The energy and capacity from any units which are not subject to one of the power purchase agreements with Exelon Generation are sold under terms, including price and quantity, negotiated by Midwest Generation's marketing affiliate with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is subject to the market risks related to the price of energy and capacity described above. Midwest Generation expects that capacity prices for merchant energy sales will, in the near term, be negligible in comparison to those Midwest Generation currently receives under its existing agreements with Exelon Generation (the possibility of minimal revenues is due to the current oversupply conditions in this marketplace). Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. Midwest Generation intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

        During 2003, the primary markets available to Midwest Generation for wholesale sales of electricity are expected to be "wholesale customer" and "over-the-counter." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control area of Commonwealth Edison, referred to as "Into ComEd" (due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation). "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit and cash margining arrangements.

        The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first six months of 2003:

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$42.62	$20.77	$30.81	$44.38	$21.46	$32.00
February	54.43	23.13	37.81	58.09	24.00	39.99
March	47.96	22.35	33.92	51.68	24.34	36.69
April	39.12	15.05	26.67	41.12	15.96	28.11
May	29.59	10.80	19.57	28.89	10.68	19.18
June	30.27	8.17	19.22	28.41	8.31	18.36

Six-Month Average	$40.67	$16.71	$28.00	$42.10	$17.46	$29.06

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        The following table sets forth forward market prices for energy per megawatt-hour as quoted for sales "Into ComEd" and "Into Cinergy" at June 30, 2003. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

	Into ComEd*			Into Cinergy*
Forward Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
2003
July	$47.75	$19.50	$32.87	$44.25	$19.50	$31.21
August	48.00	21.00	33.19	46.00	21.00	32.29
September	33.38	18.50	25.44	34.00	18.50	25.73
October	32.75	17.25	24.92	33.50	18.00	25.67
November	33.25	18.25	24.58	34.00	19.00	25.33
December	34.25	19.25	26.35	35.00	20.00	27.10
2004 Calendar "strip"(2)	36.59	19.42	27.46	37.25	20.42	28.30

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

        In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit. In this regard, Midwest Generation suspended operations of Will County Units 1 and 2 and Collins Station Units 4 and 5 at the end of 2002 pending improvement in market conditions. If market conditions were to be depressed for an extended period of time, Midwest Generation would need to consider decommissioning Will County Units 1 and 2, which would result in a charge against income. Collins Station Units 4 and 5 are subject to a long-term lease which requires that for the term of the lease, these units be maintained in condition for return to service, should market conditions improve. Thus, in the absence of an agreement with the lessor under the lease, Midwest Generation cannot decommission these units.

        In addition to the price risks described previously, Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the Federal Energy Regulatory Commission, or the FERC. Although the FERC and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved. Currently, transmission must be obtained from Commonwealth Edison under its open-access tariff filed with the FERC. Commonwealth Edison and PJM are attempting to integrate Commonwealth Edison into PJM by November 2003. EME, Midwest Generation, and a number of other affected parties have filed with the FERC contesting the integration of Commonwealth Edison into PJM on a so-called "islanded" basis. See "—Regulatory Matters." Midwest Generation is unable to predict the outcome of these efforts or the effect of any final integration configuration on the markets into which Midwest Generation sells its power.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type (in thousands):

	June 30, 2003	December 31, 2002
Commodity price:
Electricity contracts	$(5,196)	$(647)

        In assessing the fair value of its derivative financial instruments, Midwest Generation uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of June 30, 2003 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(4,356)	$(8,554)	$4,198	$—	$—
Prices based on models and other valuation methods	(840)	(840)	—	—	—

Total	$(5,196)	$(9,394)	$4,198	$—	$—

Credit Risk

        As a result of Exelon Generation's notification to release some of Midwest Generation's units from the respective power purchase agreements in 2003 and 2004, Midwest Generation is selling a significant portion of its energy into wholesale energy markets and intends to hedge its merchant portfolio risk through its marketing affiliate.

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

        Currently, power produced by Midwest Generation not under contract with Exelon Generation is sold using transmission which must be obtained from Commonwealth Edison under its open-access tariff filed with the FERC. In 2002, Commonwealth Edison applied to the FERC for approval to join PJM in conjunction with American Electric Power, thereby creating an enlarged, contiguous regional transmission organization encompassing a broad regional market. Approval of this application was granted by the FERC on April 1, 2003. Concurrently, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in Virginia requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of American Electric Power transmission assets located in Virginia. On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing PJM. In response to this announcement, EME, Midwest Generation, and other affected parties filed with the FERC for clarification or rehearing of its April 1, 2003 order, and essentially contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis. Given the stated intentions of Commonwealth Edison and PJM to proceed with integration beginning June 1, 2003, Midwest Generation requested expedited treatment of its request for clarification or rehearing. The FERC indicated in subsequent orders that it would act on the request by July 14, 2003, but has not done so. In the meantime, it has clarified that a series of pre-conditions imposed by an order issued on July 31, 2002, tentatively approving the stated decisions of Commonwealth Edison and American Electric Power to join PJM together continue to be applicable to the separate application of Commonwealth Edison to join PJM standing alone. Those conditions include (a) the elimination of multiple transmission rates between PJM and the Midwest Independent System Operator (Midwest ISO), which controls the transmission markets surrounding the service territory of Commonwealth Edison, and (b) an agreement between PJM and the Midwest ISO regarding the management of operations across their "seams," which are required to be done in such a manner as to hold harmless utility customers of the Midwest ISO in Wisconsin and Michigan from the adverse effects of congestion and loop flows caused by the membership of Commonwealth Edison in PJM. On July 23, 2002, the FERC issued an order rejecting the regional wheeling rates proposed by the Midwest ISO and PJM for "through" and "out" transactions (also known as "RTORs") for power delivered into the areas served by the Midwest ISO and PJM (the Midwest ISO/PJM footprint) and directed them to make a compliance filing eliminating the charges in question. The FERC also set for hearing the question of whether similar RTOR wheeling rates established by the former Alliance companies for power deliveries into the Midwest ISO/PJM footprint should be modified. On August 1, 2003, Commonwealth Edison filed a notice of appeal of the July 31, 2002 order and the June 4, 2003 order on rehearing with the U.S. Court of Appeals for the D.C. Circuit. See also "Market Risk Exposures—Commodity Price Risk."

Off-Balance Sheet Transactions

        For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 41 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002.

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" on page 51 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002 and the notes to the Financial Statements set forth in the Amendment No. 1 on Form 10-K/A. There have been no other significant developments with regard to environmental matters that affect disclosures presented in the annual report, except as follows.

        On July 25, 2003, the Environmental Protection Agency announced that it will reopen certain aspects of its December 31, 2002 "new source review" regulation in response to petitions from environmental groups and state and local governments challenging aspects of the rule. The Environmental Protection Agency denied a request to stay implementation of the rule pending reconsideration.

        On February 21, 2003, Midwest Generation received a request for information regarding past operations, maintenance and physical changes at its coal plants from the Environmental Protection Agency. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the Environmental Protection Agency related to these same plants. Other than these requests for information, no proceedings have been initiated with respect to Midwest Generation's facilities.

        A federal court ruled on August 7, 2003 that Ohio Edison Company violated provisions of the federal Clean Air Act by upgrading seven aging coal-fired power plants located at one site without obtaining the necessary preconstruction permits under the new source review program. This decision is currently being reviewed by Midwest Generation to assess what implications, if any, the decision would have on Midwest Generation, its assets or operations.

Critical Accounting Policies and Estimates

        For a discussion of Midwest Generation's critical accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" on page 32 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002.

New Accounting Standards

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143).

        Statement of Financial Accounting Standards No. 146.    Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard had no impact on Midwest Generation's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. The adoption of this standard had no impact on Midwest Generation's financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 42 in Item 7 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Midwest Generation's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Midwest Generation's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There have not been any changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

Date of Report	Date Filed	Item Reported
May 14, 2003	May 15, 2003	5
June 25, 2003	June 27, 2003	5

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Manager, Vice President and Treasurer
Date:	August 13, 2003

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC STATEMENTS OF OPERATIONS (In thousands, Unaudited)
MIDWEST GENERATION, LLC STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC NOTES TO FINANCIAL STATEMENTS JUNE 30, 2003 (Dollars in thousands, Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES