Form 10-Q
period 2003-09-30
MIDWEST GENERATION LLC
filed 2003-11-14
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        Number of units outstanding of the registrant's Membership Interests as of November 14, 2003: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31
PART II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	32
	Signatures	33

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC

STATEMENTS OF OPERATIONS

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues
Energy revenues	$87,224	$181,733	$241,243	$417,010
Capacity revenues	221,998	344,654	348,183	546,051
Energy and capacity revenues from marketing affiliate	121,346	3,103	274,606	10,317
Loss from price risk management	(6,013)	—	(2,332)	(2,242)

Total operating revenues	424,555	529,490	861,700	971,136

Operating Expenses
Fuel	119,560	146,951	315,257	319,719
Plant operations	76,050	70,082	248,141	258,330
Asset impairment charges	—	25,402	1,025,333	25,402
Depreciation and amortization	38,431	44,828	133,743	128,411
Administrative and general	6,772	5,868	18,428	18,981

Total operating expenses	240,813	293,131	1,740,902	750,843

Operating income (loss)	183,742	236,359	(879,202)	220,293

Other Income (Expense)
Interest income and other	28,012	29,204	84,392	90,036
Interest expense	(86,088)	(86,169)	(258,227)	(254,604)

Total other expense	(58,076)	(56,965)	(173,835)	(164,568)

Income (loss) before income taxes and accounting change	125,666	179,394	(1,053,037)	55,725
Provision (benefit) for income taxes	48,448	67,643	(410,785)	24,318

Income (Loss) Before Accounting Change	77,218	111,751	(642,252)	31,407
Cumulative effect of change in accounting, net of tax (Note 3)	—	—	(74)	—

Net Income (Loss)	$77,218	$111,751	$(642,326)	$31,407

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss)	$77,218	$111,751	$(642,326)	$31,407
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $12,295 and $(225) for the three months and $(403) and $(121) for the nine months ended September 30, 2003 and 2002, respectively	19,203	(319)	(630)	(172)
Reclassification adjustments included in net income (loss), net of income tax benefit of $2,202 and $12,232 for the three months and nine months ended September 30, 2003, respectively	3,438	—	19,103	—

Other comprehensive income (expense)	22,641	(319)	18,473	(172)

Comprehensive Income (Loss)	$99,859	$111,432	$(623,853)	$31,235

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands, Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$245,123	$74,652
Accounts receivable, net of allowance of $4,269 in 2002	94,563	61,090
Due from affiliates	33,184	6,603
Fuel inventory	62,856	79,293
Spare parts inventory	19,335	18,636
Interest receivable from affiliate	28,018	56,395
Assets under price risk management	29,279	2,312
Other current assets	14,643	26,844

Total current assets	527,001	325,825

Property, Plant and Equipment	4,185,202	5,285,234
Less accumulated depreciation	506,492	480,097

Net property, plant and equipment	3,678,710	4,805,137

Notes receivable from affiliate	1,365,423	1,366,502
Deferred taxes	320,480	—
Other assets	4,964	3,155

Total Assets	$5,896,578	$6,500,619

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

BALANCE SHEETS

(In thousands, Unaudited)

	September 30, 2003	December 31, 2002
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$11,775	$32,333
Accrued liabilities	64,747	90,975
Due to affiliates	3,467	3,444
Interest payable	66,489	88,051
Interest payable to affiliates	44,328	40,545
Liabilities under price risk management	618	2,959
Current maturities of subordinated long-term debt with affiliate	911,000	911,000
Current portion of lease financing	10,214	9,792

Total current liabilities	1,112,638	1,179,099

Subordinated revolving line of credit with affiliate	1,875,648	1,694,282
Subordinated long-term debt with affiliate, net of current maturities	808,308	808,308
Lease financing, net of current portion	2,159,641	2,169,855
Deferred taxes	—	73,354
Benefit plans and other long-term liabilities	98,672	118,430

Total Liabilities	6,054,907	6,043,328

Commitments and Contingencies (Note 5)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	688,748	680,515
Accumulated deficit	(864,551)	(222,225)
Accumulated other comprehensive loss	17,474	(999)

Total Member's Equity	(158,329)	457,291

Total Liabilities and Member's Equity	$5,896,578	$6,500,619

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$(642,326)	$31,407
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,743	128,411
Non-cash contribution of services	8,233	8,313
Asset impairment charges	1,025,333	25,402
Deferred taxes	(393,788)	28,851
Cumulative effect of change in accounting, net of tax	74	—
Increase in accounts receivable	(33,473)	(101,623)
(Increase) decrease in due from affiliates	(26,558)	4,943
Decrease in inventory	15,738	8,364
Decrease in interest receivable from affiliate	28,377	30,845
(Increase) decrease in other current assets	12,201	(3,157)
Decrease in accounts payable	(20,558)	(6,716)
Decrease in accrued liabilities	(26,228)	(8,802)
Increase (decrease) in interest payable	(17,779)	(58,946)
Decrease in other liabilities	(19,458)	(3,352)
Increase in net assets under price risk management	(10,835)	(8,280)

Net cash provided by operating activities	32,696	75,660

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	—	60,000
Repayments of subordinated long-term debt with affiliate	—	(60,000)
Borrowings from subordinated revolving line of credit with affiliate	181,366	59,200
Repayments of subordinated revolving line of credit with affiliate	—	(58,886)
Repayment of capital lease obligation	(9,792)	(9,173)

Net cash provided by (used in) financing activities	171,574	(8,859)

Cash Flows From Investing Activities
Capital expenditures	(32,728)	(350,122)
Increase in restricted cash	(2,150)	—
Repayment of loan from affiliate	1,079	300,498

Net cash used in investing activities	(33,799)	(49,624)

Net increase in cash and cash equivalents	170,471	17,177
Cash and cash equivalents at beginning of period	74,652	52,635

Cash and cash equivalents at end of period	$245,123	$69,812

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Dollars in thousands, except as indicated; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including Midwest Generation. These developments included lower prices and greater volatility in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators have reached agreements to extend existing bank credit facilities and at least three merchant generators have filed for Chapter 11 protection under the United States Bankruptcy Code.

        On October 28, 2003, Standard & Poor's Ratings Service downgraded the credit rating of Midwest Generation's parent, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-). Standard & Poor's also lowered the credit ratings on Midwest Generation's indirect parent, EME (senior unsecured debt to B from BB-), on Edison Mission Marketing & Trading (corporate credit rating to B from BB-), on the pass-through certificates related to the sale-leaseback of the Powerton and Joliet stations (to B from BB-), and on the senior secured bank facility related to the sale-leaseback of the Collins Station (to B from BB-). Standard & Poor's placed the ratings of all of these entities on CreditWatch with negative implications. These ratings actions did not trigger any defaults under Edison Mission Midwest Holdings' credit facilities or those of the other affected entities.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($245.9 million) related to Edison Mission Midwest Holdings' indebtedness was required to be used to prepay that indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808.3 million tranches thereof. Therefore, on October 29, 2003, $130.3 million from the cash flow recapture account was applied to the $911 million tranche and $115.6 million was applied to the $808.3 million tranche, thereby reducing the debt obligations to $780.7 million and $692.7 million, respectively. In the future, so long as the ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay, pro rata, amounts then outstanding under these bank facilities. There was no change to the cost of borrowings for Edison Mission Midwest Holdings as a result of the downgrade. The Edison Mission Midwest Holdings $781 million of debt maturing on December 11, 2003, of which Midwest Generation is the guarantor, will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings does not have sufficient cash to repay this indebtedness when due.

        On November 13, 2003, EME's subsidiary, Mission Energy Holdings International, Inc. received a commitment letter from Citigroup, Credit Suisse First Boston, JPMorganChaseBank and Lehman Brothers Inc. to provide a three-year, $700 million secured loan intended to provide bridge financing to asset sales, including the sale of some or all of its international operations, depending upon, among other things, market prices. Subject to completion, the net proceeds from this financing will be used to make an equity contribution of approximately $550 million in Edison Mission Midwest Holdings which, together with cash on hand, will be used to repay Edison Mission Midwest Holdings' $781 million indebtedness due on December 11, 2003. Funding of this loan is subject to completion of definitive documentation and a number of closing conditions, including obtaining certain consents and required corporate authorizations by EME and Mission Energy Holding Company. Completion of this loan is subject to uncertainty and, accordingly, there is no assurance that definitive documentation will be completed and the closing conditions will be fulfilled.

        A failure to repay, extend or refinance the Edison Mission Midwest Holdings $781 million obligation is likely to result in a default under the Mission Energy Holding Company senior secured notes and term loan. These events could make it necessary for Midwest Generation to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Note 2. Asset Impairment Charges

        During the second quarter of 2003, Midwest Generation recorded an asset impairment charge of $1.025 billion ($625 million after tax) that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. The lower capacity revenue outlook was the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to an estimated fair market value of $78 million, and the book value of the eight small peaking plants was written down from $286 million to an estimated fair market value of $41 million. The estimated fair value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

        During the third quarter of 2002, Midwest Generation recorded an asset impairment charge of $25.4 million related to the write-off of capitalized costs associated with the suspension of capital improvements at its Powerton Station.

Note 3. Changes in Accounting

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143).

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

        Statement of Financial Accounting Standards No. 149.    In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on Midwest Generation's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements. See disclosure regarding guarantees and indemnities in Note 5—Commitments and Contingencies.

Accounting Pronouncements Issued But Not Yet Adopted

        Emerging Issues Task Force No. 03-11.    In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying statements of operations. The consensus is effective prospectively for Midwest Generation's transactions or arrangements entered into or modified after September 30, 2003.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. Effective October 9, 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46-6, "Effective Date of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities." This interpretation delays the effective date for applying the provisions of FIN 46 to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003 until the end of the first interim or annual period ended after December 15, 2003. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

Note 4. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(999)	$(999)
Current period change	18,473	18,473

Balance at September 30, 2003	$17,474	$17,474

        Unrealized gains on cash flow hedges at September 30, 2003 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These gains arise because current forecasts of future electricity prices are lower than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $11.0 million, after tax, of the net unrealized gains on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that when the hedged items are recognized in earnings, the net unrealized gains associated with them will be offset. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through July 31, 2005.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $4.8 million and $1.0 million during the third quarter and nine months ended September 30, 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the statement of operations.

Note 5. Commitments and Contingencies

Commercial Commitments

        The following table summarizes Midwest Generation's commercial commitments as of September 30, 2003.

Commercial Commitments	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Capital improvements	$7.3	$4.6	$—	$—	$—	$—	$11.9

Power Purchase Agreements

        Electric power generated at Midwest Generation's power generation plants has historically been sold under three power purchase agreements with Exelon Generation, in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. Midwest Generation initially entered into agreements with Commonwealth Edison on December 15, 1999, and they were subsequently assigned to Exelon Generation in January 2001. The power purchase agreements, which expire in December 2004, provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the power generation plants under contract and energy payments for the electricity produced by these plants and taken by Exelon Generation. The capacity payments provide the power generation plants revenue for fixed charges, and the energy payments compensate the power generation plants for all, or a portion of, variable costs of production.

        Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, has had the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, effective January 1, 2003, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW of capacity remain subject to power purchase agreements with Exelon Generation in 2003.

        Exelon Generation notified Midwest Generation on June 25, 2003 of the exercise of its option to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to the option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of the capacity of these units will no longer be subject to the power purchase agreement beginning January 1, 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these generating units for the balance of 2003. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        On October 1, 2003, Exelon Generation notified Midwest Generation of the exercise of its option to retain under a power purchase agreement for calendar year 2004 the 1,084 MW of capacity and energy from Midwest Generation's Collins Station currently under contract for calendar year 2003. Exelon Generation also exercised its option to release from a related power purchase agreement 302 MW of capacity and energy (out of a possible total of 694 MW subject to the option) from Midwest Generation's natural gas and oil-fired peaking units, thereby retaining under that contract 392 MW of the capacity and energy of such units for calendar year 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these peaking units for the balance of 2003.

        As a result of notices given in 2003, as described above, effective January 1, 2004, Exelon Generation released an additional 880 MW of generating capacity, leaving 3,859 MW of capacity remaining subject to the power purchase agreements with Exelon Generation in 2004.

        When Exelon Generation does not fully dispatch the power generation plants under contract, Midwest Generation may sell, subject to specified conditions, the excess energy at market prices to neighboring utilities, municipal utilities, third-party electric retailers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network and the East Central Area Reliability Council.

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

        Midwest Generation has entered into additional fuel purchase agreements with several third-party suppliers during the first nine months of 2003. Midwest Generation's aggregate fuel purchase commitments under these agreements are currently estimated to be $39 million for 2003, $199 million for 2004, $195 million for 2005, $89 million for 2006 and $91 million for 2007.

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

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a new project or modification of an existing project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to penalties and fines imposed by regulatory authorities.

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

Guarantees and Indemnities

  Guarantee of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

        Midwest Generation has guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $1.7 billion at September 30, 2003. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. Midwest Generation has not recorded a liability related to this guarantee.

  Tax Indemnity Agreements

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

  Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At September 30, 2003, Midwest Generation had $5.9 million recorded as a liability related to known claims provided by Commonwealth Edison and had made $1.2 million in payments.

Note 6. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2003		2002
Cash paid for interest	$275,988	*	$313,550
Cash paid for income taxes	$—		$—

*
$161.4 million of cash paid for interest was funded from borrowings on the subordinated revolving line of credit with its affiliate.

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

        The Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2002, and as compared to the third quarter and nine months ended September 30, 2002. This discussion presumes that the reader has read or has access to the Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2002.

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

        Under the terms of the power purchase agreements with Exelon Generation, Midwest Generation receives significantly higher capacity payments during June through September, the summer months. In addition, due to higher electricity demand resulting from warmer weather during the summer months, energy revenues are substantially higher during the third quarter. Accordingly, Midwest Generation's operating results are substantially higher during these months and lower, including expected losses, during non-summer months.

Current Developments

        A number of significant developments during late 2001 and 2002 adversely affected independent power producers and subsidiaries of major integrated energy companies that sell a sizable portion of their generation into the wholesale energy market (sometimes referred to as merchant generators), including Midwest Generation. These developments included lower prices and greater volatility in wholesale energy markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to perform their obligations. Since the beginning of 2003, several merchant generators have reached agreements to extend existing bank credit facilities and at least three merchant generators have filed for Chapter 11 protection under the United States Bankruptcy Code.

        On October 28, 2003, Standard & Poor's Ratings Service downgraded the credit rating of Midwest Generation's parent, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-). Standard & Poor's also lowered the credit ratings on Midwest Generation's indirect parent, EME (senior unsecured debt to B from BB-), on Edison Mission Marketing & Trading (corporate credit rating to B from BB-), on the pass-through certificates related to the sale-leaseback of the Powerton and Joliet stations (to B from BB-), and on the senior secured bank facility related to the sale-leaseback of the Collins Station (to B from BB-). Standard & Poor's placed the ratings of all of these entities on CreditWatch with negative implications. These ratings actions did not trigger any defaults under Edison Mission Midwest Holdings' credit facilities or those of the other affected entities.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($245.9 million) related to Edison Mission Midwest Holdings' indebtedness was required to be used to prepay that indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808.3 million tranches thereof. Therefore, on October 29, 2003, $130.3 million from the cash flow recapture account was applied to the $911 million tranche and $115.6 million was applied to the $808.3 million tranche, thereby reducing the debt obligations to $780.7 million and $692.7 million, respectively. In the future, so long as the ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay, pro rata, amounts then outstanding under these bank facilities. There was no change to the cost of borrowings for Edison Mission Midwest Holdings as a result of the downgrade. The Edison Mission Midwest Holdings $781 million of debt maturing on December 11, 2003, of which Midwest Generation is the guarantor, will need to be repaid, extended or refinanced. Edison Mission Midwest Holdings does not have sufficient cash to repay this indebtedness when due.

        On November 13, 2003, EME's subsidiary, Mission Energy Holdings International, Inc. received a commitment letter from Citigroup, Credit Suisse First Boston, JPMorganChaseBank and Lehman Brothers Inc. to provide a three-year, $700 million secured loan intended to provide bridge financing to asset sales, including the sale of some or all of its international operations, depending upon, among other things, market prices. Subject to completion, the net proceeds from this financing will be used to make an equity contribution of approximately $550 million in Edison Mission Midwest Holdings which, together with cash on hand, will be used to repay Edison Mission Midwest Holdings' $781 million indebtedness due on December 11, 2003. Funding of this loan is subject to completion of definitive documentation and a number of closing conditions, including obtaining certain consents and required corporate authorizations by EME and Mission Energy Holding Company. Completion of this loan is subject to uncertainty and, accordingly, there is no assurance that definitive documentation will be completed and the closing conditions will be fulfilled.

        A failure to repay, extend or refinance the Edison Mission Midwest Holdings $781 million obligation is likely to result in a default under the Mission Energy Holding Company senior secured notes and term loan. These events could make it necessary for Midwest Generation to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Midwest Generation's independent accountants' audit opinion for the year ended December 31, 2002 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest

Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay, extend or refinance this obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Results of Operations

        The table below depicts operating statistics related to coal-fired generation, which represents the majority of Midwest Generation's operations, and Midwest Generation's total capacity revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,806	8,345	10,481	20,392
Merchant	4,195	137	10,073	493

Total coal-fired generation	8,001	8,482	20,554	20,885

Availability(1)	95.6%	94.1%	83.9%	84.4%
Forced outage rate(2)	4.4%	5.9%	6.6%	6.2%
Average realized energy price/MWh:
Power purchase agreement	$18.06	$16.76	$18.22	$16.77
Merchant	$28.92	$22.66	$26.79	$20.93

Total coal-fired generation	$23.76	$16.85	$22.42	$16.87

Capacity revenues (in millions)	$222	$345	$348	$546

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

Operating Revenues

        Operating revenues decreased $104.9 million and $109.4 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter decline was primarily due to an approximately $123 million decrease in capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation as described below, partially offset by an approximately $24 million increase in energy revenue due to the shift to merchant generation. The shift to merchant generation has resulted in minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to energy prices set forth in the power purchase agreements with Exelon Generation. The nine-month period decline was due to an approximately $198 million decrease in capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation, partially offset by an approximately $89 million increase in energy revenue due to the shift to merchant generation.

        In accordance with the power purchase agreements, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity during 2002 from the power purchase agreements. Of the generating capacity released by Exelon Generation, Midwest Generation suspended operations for 1,370 MW and decommissioned 45 MW. As a result, beginning in 2003, Midwest Generation has had 3,133 MW of uncontracted capacity available for sale in the merchant generation market.

        Exelon Generation is obligated under the power purchase agreements to make capacity payments for the plants under contract (4,739 MW during 2003) and energy payments for electricity produced by these plants. As a result of the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of Midwest Generation's total energy and capacity revenues decreased from 99% for the third quarter of 2002 to 73% for the third quarter of 2003 and from 99% for the first nine months of 2002 to 71% for the first nine months of 2003. For more information on the power purchase agreements and wholesale energy markets, see "—Market Risk Exposures."

        Losses from price risk management were $6.0 million and none for the third quarter and $2.3 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively. The 2003 losses primarily represent the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. The ineffectiveness losses were attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd." Also included in the 2003 losses is a mark-to-market adjustment of an option Midwest Generation has to purchase energy from Calumet Energy Team LLC, which is accounted for as a derivative under SFAS No. 133. The 2002 losses represent the change in market value of futures contracts with respect to a portion of anticipated fuel purchases that did not qualify as cash flow hedges under SFAS No. 133.

Operating Expenses

        Operating expenses (excluding asset impairment charges) decreased $26.9 million and $9.9 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $27.4 million and $4.5 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter decrease was primarily due to lower generation at the Collins Station as well as the coal stations. The nine-month period decrease was primarily due to lower overall generation.

        Plant operations expenses increased $6.0 million and decreased $10.2 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter increase was primarily due to higher plant maintenance. The nine-month period decrease was primarily due to lower labor costs resulting from cost reductions implemented in the fourth quarter of 2002, lower employee benefit costs and the elimination of rent expense on the Illinois peaker power units lease due to the termination of the lease in August 2002.

        Depreciation and amortization expense decreased $6.4 million and increased $5.3 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter decrease is due to the elimination of depreciation and amortization on the portion of the Collins Station and eight peaking plants that were impaired in June 2003. The nine-month period increase was primarily due to the $300 million purchase of the Illinois peaker power units in August 2002 that were previously subject to a lease, in addition to other recurring capital expenditure additions. Depreciation expense primarily relates to the acquisition of the Illinois Plants which are being depreciated over periods ranging from 20 to 40 years and the Illinois peaker power units which are being depreciated over 15 years, effective August 2002. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback and the Collins Station sale-leaseback which are being amortized over the term of the leases.

        Asset impairment charges for the nine months ended September 30, 2003 consisted of a $1.025 billion ($625 million after tax) impairment charge during June 2003 that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to an estimated fair market value of $78 million, and the book value of the eight small peaking plants was written down from $286 million to an estimated fair market value of $41 million. The estimated fair value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Interest income and other expense	$(321)	$(184)	$(630)	$(488)
Interest income from affiliate	28,333	29,388	85,022	90,524
Interest expense	(30,826)	(29,122)	(93,078)	(86,406)
Interest expense to affiliate	(55,262)	(57,047)	(165,149)	(168,198)

Total other expense	$(58,076)	$(56,965)	$(173,835)	$(164,568)

        Interest income from affiliate decreased $1.1 million and $5.5 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter and nine-month period decreases were due to the repayment received from EME in August 2002 on the $300 million note in connection with Midwest Generation's purchase of the peaker power units.

        Interest expense related to the lease financings of the Collins, Powerton and Joliet Stations increased $1.7 million and $6.7 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. The third quarter and nine-month period increases were primarily the result of credit rating downgrades in 2002 which increased the index applicable to the variable component of the Collins lease financing.

        Interest expense to affiliate decreased $1.8 million and $3.0 million in the third quarter and nine months ended September 30, 2003, respectively, compared to the corresponding periods of 2002. Interest expense to affiliate relates to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The third quarter and nine-month period decreases were due to lower debt balances on the subordinated revolving line of credit, partially offset by higher interest costs on the variable rate subordinated loan agreement.

Provision (Benefit) For Income Taxes

        Midwest Generation had effective income tax rates of (39.0)% and 43.6% in the first nine months of 2003 and 2002, respectively. The effective income tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, Midwest Generation recorded a $74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Net Income (Loss)

        Net loss was $642.3 million in the nine months ended September 30, 2003, compared to a net income of $31.4 million for the corresponding period of 2002. The 2003 loss was primarily due to the Collins Station and small peaking plants impairment charges recorded in the second quarter of 2003. See "—Results of Operations—Operating Expenses" for additional discussion. Although Midwest Generation expects to generate cash flow from operations, it expects to incur annual losses after depreciation, amortization and interest expense for several years. Midwest Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

Liquidity and Capital Resources

Historical

        At September 30, 2003, Midwest Generation had cash and cash equivalents of $245.1 million compared to $74.7 million at December 31, 2002. Net working capital was $(585.6) million at September 30, 2003 compared to $(853.3) million at December 31, 2002. The negative working capital is primarily the result of the classification of $911 million of debt as a current liability due in December 2003. The decrease in negative working capital is primarily the result of increased cash and accounts receivable balances due to the seasonal nature of the business.

        Net cash provided by operating activities decreased $43.0 million in the first nine months of 2003 compared to the corresponding period of 2002. The decrease in cash provided by operating activities was primarily due to lower operating income in 2003 and due to the timing of cash receipts and disbursements relating to working capital items.

        Net cash provided by financing activities was $171.6 million in the first nine months of 2003 compared to net cash used in financing activities of $8.9 million in the corresponding period of 2002. In 2003, Midwest Generation borrowed approximately $181 million on its subordinated revolving line of credit with affiliate primarily to pay for interest owed on both affiliate loans. In 2002, Midwest Generation had negligible net borrowings on its affiliate loans.

        Net cash used in investing activities decreased $15.8 million in the first nine months of 2003 compared to the corresponding period of 2002. The net decrease was primarily due to lower capital expenditures.

Current

        Midwest Generation plans to spend approximately $10 million on capital expenditures for the remainder of 2003. These capital expenditures are planned to be financed by cash generated from operations. Midwest Generation's principal source of liquidity is cash on hand and future cash flow from operations. In addition, Midwest Generation has access to a $150 million working capital facility through its parent, which is scheduled to expire on December 15, 2004.

        As a result of the downgrade of the credit rating of Edison Mission Midwest Holdings by Standard & Poor's (see "—Credit Ratings of Edison Mission Midwest Holdings"), Midwest Generation repaid $245.9 million on October 29, 2003 under its subordinated loan agreement with its affiliate, Edison Mission Overseas (which mirrors the Edison Mission Midwest Holdings' credit agreements with commercial lenders), through a borrowing under its subordinated revolving line of credit, also with Edison Mission Overseas. The following table summarizes Midwest Generation's debt maturities to its affiliate (in millions):

	At September 30, 2003	October Settlement	Balance After Settlement	Due Date
Subordinated Loan Agreement
Tranche A	$911.0	$(130.3)	$780.7	December 11, 2003
Tranche B	808.3	(115.6)	692.7	December 15, 2004
Subordinated Revolving Loan Agreement	1,875.6	245.9	2,121.5	December 15, 2034

Total Subordinated Debt	$3,594.9	$—	$3,594.9

        Midwest Generation plans to repay, extend or refinance Tranche A of its subordinated loan agreements as part of Edison Mission Midwest Holdings' plan to repay, extend or refinance its $781 million debt obligation (guaranteed by Midwest Generation) prior to its maturity on December 11, 2003. Edison Mission Midwest Holdings does not have sufficient cash to repay this indebtedness when due.

        On November 13, 2003, EME's subsidiary, Mission Energy Holdings International, Inc. received a commitment letter from Citigroup, Credit Suisse First Boston, JPMorganChaseBank and Lehman Brothers Inc. to provide a three-year, $700 million secured loan intended to provide bridge financing to asset sales, including the sale of some or all of its international operations, depending upon, among other things, market prices. Subject to completion, the net proceeds from this financing will be used to make an equity contribution of approximately $550 million in Edison Mission Midwest Holdings which, together with cash on hand, will be used to repay Edison Mission Midwest Holdings' $781 million indebtedness due on December 11, 2003. Funding of this loan is subject to completion of definitive documentation and a number of closing conditions, including obtaining certain consents and required corporate authorizations by EME and Mission Energy Holding Company. Completion of this loan is subject to uncertainty and, accordingly, there is no assurance that definitive documentation will be completed and the closing conditions will be fulfilled.

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

        Edison Mission Midwest Holdings must maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission

Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. Midwest Generation expects that revenues for 2003 from Exelon Generation will represent 50% or more of its revenues. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration could result in an event of default under the Powerton and Joliet leases. During the 12 months ended September 30, 2003, the historical debt service coverage ratio was 2.31 to 1 and the debt-to-capital ratio was 0.52 to 1.

        There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate, Edison Mission Overseas (which is also a subsidiary of Edison Mission Midwest Holdings) or to make distributions directly to Edison Mission Midwest Holdings.

Credit Ratings

        Credit ratings for EME, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	B
Edison Mission Midwest Holdings	Ba3	B
Edison Mission Marketing & Trading	Not Rated	B

        On October 28, 2003, Standard & Poor's Ratings Service downgraded the credit rating of Midwest Generation's parent, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-). Standard & Poor's also lowered the credit ratings on Midwest Generation's indirect parent, EME (senior unsecured debt to B from BB-), on Edison Mission Marketing & Trading (corporate credit rating to B from BB-), on the pass-through certificates related to the sale-leaseback of the Powerton and Joliet stations (to B from BB-), and on the senior secured bank facility related to the sale-leaseback of the Collins Station (to B from BB-). Standard & Poor's placed the ratings of all of these entities on CreditWatch with negative implications. Moody's Investors Service has assigned a negative rating outlook for EME and Edison Mission Midwest Holdings.

        These ratings actions did not trigger any defaults under Edison Mission Midwest Holdings' credit facilities or those of the other affected entities. See "Credit Ratings of Edison Mission Midwest Holdings" for further discussion of the impact of the ratings action on Edison Mission Midwest Holdings.

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

Credit Ratings of Edison Mission Energy and Edison Mission Marketing & Trading

        Midwest Generation sells merchant energy and capacity and purchases its natural gas and fuel oil through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. As of October 31, 2003, EME had provided $40 million in collateral to support Edison Mission Marketing & Trading's operations including the forward sales and hedging activities related to Midwest Generation. Midwest Generation anticipates that sales of its power through Edison Mission Marketing & Trading may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements could further increase the need for credit support related to price risk management activities. Without an investment grade credit rating, EME's ability to provide credit support may be limited. Midwest Generation may provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to Midwest Generation's merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that EME and Midwest Generation will be able to provide credit support to Edison Mission Marketing & Trading.

Credit Ratings of Edison Mission Midwest Holdings

        As a result of Edison Mission Midwest Holdings' credit rating being below investment grade since October 2002, provisions in the agreements binding on Edison Mission Midwest Holdings required it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent. In accordance with these provisions, Edison Mission Midwest Holdings deposited $78 million into the cash flow recapture account as of September 30, 2003. In October 2003, Edison Mission Midwest Holdings deposited an additional $168 million based on the calculation of excess cash flow for the third quarter ended September 30, 2003. The funds in the cash flow recapture account were to be used only to meet debt service obligations of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed, if funds were not otherwise available from working capital. The deposit of funds into this account limited the amount of funds that would otherwise be available by Edison Mission Midwest Holdings to lend to Midwest Generation to meet working capital requirements.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($245.9 million) related to Edison Mission Midwest Holdings' indebtedness was required to be used to prepay that indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808.3 million tranches thereof. Therefore, on October 29, 2003, $130.3 million from the cash flow recapture account was applied to the $911 million tranche and $115.6 million was applied to the $808.3 million tranche, thereby reducing the debt obligations to $780.7 million and $692.7 million, respectively. In the future, so long as the ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay, pro rata, amounts then outstanding under these bank facilities. There was no change to the cost of borrowings for Edison Mission Midwest Holdings as a result of the downgrade.

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

        Midwest Generation has entered into additional fuel purchase agreements with several third-party suppliers during the first nine months of 2003. Midwest Generation's aggregate fuel purchase commitments under these agreements are currently estimated to be $39 million for 2003, $199 million for 2004, $195 million for 2005, $89 million for 2006 and $91 million for 2007.

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

        As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale energy markets. Midwest Generation enters into forward contracts for a portion of its electric output that is not committed to be sold under the power purchase agreements with Exelon Generation in order to provide more predictable earnings and cash flow. When appropriate, Midwest Generation manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

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

Status of the Exelon Generation Power Purchase Agreements

        Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, has had the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002, effective January 1, 2003, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity from the power purchase agreements, thus increasing

Midwest Generation's reliance on sales into the wholesale markets. As a result, 4,739 MW of capacity remain subject to power purchase agreements with Exelon Generation in 2003.

        Exelon Generation notified Midwest Generation on June 25, 2003 of the exercise of its option to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to the option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of the capacity of these units will no longer be subject to the power purchase agreement beginning January 1, 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these generating units for the balance of 2003. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        On October 1, 2003, Exelon Generation notified Midwest Generation of the exercise of its option to retain under a power purchase agreement for calendar year 2004 the 1,084 MW of capacity and energy from Midwest Generation's Collins Station currently under contract for calendar year 2003. Exelon Generation also exercised its option to release from a related power purchase agreement 302 MW of capacity and energy (out of a possible total of 694 MW subject to the option) from Midwest Generation's natural gas and oil-fired peaking units, thereby retaining under that contract 392 MW of the capacity and energy of such units for calendar year 2004. The notification received from Exelon Generation has no effect on its commitments to purchase capacity from these peaking units for the balance of 2003.

        As a result of notices given in 2003, as described above, effective January 1, 2004, Exelon Generation released an additional 880 MW of generating capacity, leaving 3,859 MW of capacity remaining subject to the power purchase agreements with Exelon Generation in 2004.

        Under the Collins Station power purchase agreement, Exelon Generation has the right to purchase all of the energy associated with unreleased capacity produced by the Collins Station. Energy prices vary depending on the total annual number of megawatt-hours of energy purchased and the market price of natural gas. When purchases exceed an annual threshold of 2.7 million MWh, prorated to 1.085 million MWh in 2003 due to the release of units, Exelon Generation purchases energy at market prices and thus bears all subsequent risk of changes in the market price of natural gas and fuel oil used to produce the energy purchased. The Collins Station is capable of burning fuel oil in lieu of natural gas, which enables Midwest Generation to use fuel oil when it costs less than natural gas. Midwest Generation has in the past purchased and has in inventory stocks of fuel oil for this purpose.

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

        During 2003 and 2004, the primary markets available to Midwest Generation for wholesale sales of electricity are expected to be "wholesale customer" and "over-the-counter." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control area of Commonwealth Edison, referred to as "Into ComEd" (due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation). "Into Cinergy" and "Into ComEd" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit and cash margining arrangements.

        The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first nine months of 2003:

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$42.62	$20.77	$30.81	$44.38	$21.46	$32.00
February	54.43	23.13	37.81	58.09	24.00	39.99
March	47.96	22.35	33.92	51.68	24.34	36.69
April	39.12	15.05	26.67	41.12	15.96	28.11
May	29.59	10.80	19.57	28.89	10.68	19.18
June	30.27	8.17	19.22	28.41	8.31	18.36
July	41.63	12.81	27.07	39.15	11.72	25.29
August	48.75	13.84	29.61	48.80	13.53	29.46
September	27.44	9.85	17.67	28.07	10.36	18.23

Nine-Month Average	$40.20	$15.20	$26.93	$40.95	$15.60	$27.48

(1)
On-peak refers to the hours of the day between 7:00 a.m. and 11:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        The following table sets forth forward market prices for energy per megawatt-hour as quoted for sales "Into ComEd" and "Into Cinergy" at September 30, 2003. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

	Into ComEd*			Into Cinergy*
Forward Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
2003
October	$24.00	$13.50	$20.67	$25.10	$14.50	$21.98
November	27.30	16.50	21.06	29.87	17.00	22.43
December	31.10	17.50	23.94	33.77	18.00	25.46
2004 Calendar "strip"(2)	33.64	15.95	24.24	35.95	18.10	26.46

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

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through its marketing affiliate. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and its marketing affiliate's credit capacity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity has decreased significantly since the beginning of 2002 and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities. See "—Credit Risk," below.

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

        In addition to the price risks described previously, Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the Federal Energy Regulatory Commission, or the FERC. Although the FERC and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved. Currently, transmission must be obtained from Commonwealth Edison under its open-access tariff filed with the FERC. Such transmission procurement is expected to continue throughout 2003. There is considerable uncertainty about Commonwealth Edison's integration in PJM. For further details see "—Regulatory Matters." Midwest Generation is unable to predict the outcome of these efforts or the effect of any final integration configuration on the markets into which Midwest Generation sells its power.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type. The substantial change in fair value of electricity contracts is attributable to the decline in average market prices to below contracted prices during September, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	September 30, 2003	December 31, 2002
	(in thousands)
Commodity price:
Electricity contracts	$28,661	$(647)

        In assessing the fair value of its derivative financial instruments, Midwest Generation uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of September 30, 2003 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$28,661	$18,482	$10,179	$—	$—

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

        Currently, power produced by Midwest Generation not under contract with Exelon Generation is sold using transmission which must be obtained from Commonwealth Edison under its open-access tariff filed with the FERC. In 2002, Commonwealth Edison applied to the FERC for approval to join PJM in conjunction with American Electric Power, thereby creating an enlarged, contiguous regional transmission organization encompassing a broad regional market. Approval of this application was granted by the FERC on April 1, 2003. Concurrently, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in Virginia requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of American Electric Power transmission assets located in Virginia. On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing PJM. In response to this announcement, EME, Midwest Generation, and other affected parties filed with the FERC for clarification or rehearing of its April 1, 2003 order, and essentially contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis. The FERC has clarified that a series of pre-conditions imposed by an order issued on July 31, 2002, tentatively approving the stated decisions of Commonwealth Edison and American Electric Power to join PJM together continue to be applicable to the separate application of Commonwealth Edison to join PJM standing alone. Those conditions include (a) the elimination of multiple transmission rates between PJM and the Midwest Independent System Operator (Midwest ISO), which controls the transmission markets surrounding the service territory of Commonwealth Edison, and (b) an agreement between PJM and the Midwest ISO regarding the management of operations across their "seams," which are required to be done in such a manner as to hold harmless utility customers of the Midwest ISO in Wisconsin and Michigan from the adverse effects of congestion and loop flows caused by the membership of Commonwealth Edison in PJM. On August 1, 2003, Commonwealth Edison filed a notice of appeal of the July 31, 2002 order and the June 4, 2003 order on rehearing with the U.S. Court of Appeals for the D.C. Circuit.

        On August 20, 2003, PJM issued a press release announcing the delay of Commonwealth Edison's integration in PJM which was previously planned for November 1, 2003. PJM intends to review the events surrounding the August 14, 2003 blackout to ensure that the Joint Operating Agreement and associated reliability plan with the Midwest ISO will enhance the reliability performance. As the investigation proceeds, PJM will determine a revised schedule for Commonwealth Edison's market integration in PJM. Such integration is not expected to take place during 2003.

        On July 23, 2003, the FERC issued an order finding that the regional through and out rates (RTORs) of the Midwest ISO and PJM are unjust and unreasonable when applied to transactions sinking within the proposed Midwest ISO/PJM footprint and directed Midwest ISO and PJM to make a compliance filing within thirty days eliminating the RTORs. The FERC also initiated an investigation and hearing to determine whether the through and out rate under the tariffs of individual former

Alliance Companies are unjust, unreasonable or unduly discriminatory or preferential for transactions sinking in the proposed Midwest ISO/PJM footprint. On October 14, 2003, the FERC issued an order extending the effective date for the elimination of Midwest ISO and PJM RTORs. The new deadline for the elimination of such rates will be set in the order on rehearing, which the FERC intends to issue in the near future.

        On September 29 and 30, 2003, the FERC held a hearing and inquiry into regional transmission organization issues related to the Midwest ISO and PJM. The purpose of the inquiry was to gather sufficient information to move forward in resolving the commitment made by several entities, including Commonwealth Edison, to establish a joint and common market in the Midwest and PJM region. The inquiry explored the impediments to the former Alliance Companies' participation in either the Midwest ISO or PJM. See also "Market Risk Exposures—Commodity Price Risk."

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

        On February 21, 2003, Midwest Generation received a request for information under Section 114 of the Clean Air Act regarding past operations, maintenance and physical changes at its coal plants from the United States Environmental Protection Agency, or EPA. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act new source review, or NSR, requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the EPA related to these same plants. Other than these requests for information, no enforcement-related proceedings have been initiated by the EPA with respect to Midwest Generation's facilities.

        A federal district court, ruling on a lawsuit filed by the EPA, found on August 7, 2003 that the Ohio Edison Company violated requirements of the NSR program within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary preconstruction permits. On August 26, 2003, another federal district court, ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        In addition, however, the EPA, on October 27, 2003, issued its final rule (effective December 26, 2003) revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This regulation may mitigate some or all of the potential impact of the Ohio Edison decision, particularly as to future repair and replacement projects.

        Both recent judicial decisions and the newly issued regulation are currently under review by Midwest Generation to assess what implications, if any, they will have on the operation of its power plants or on its results of operations or financial position.

Critical Accounting Policies and Estimates

        For a discussion of Midwest Generation's critical accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" on page 32 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2002.

New Accounting Standards

Adoption of New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 143.    Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143).

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

        Statement of Financial Accounting Standards No. 149.    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by the FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in fiscal quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. The adoption of this standard had no impact on Midwest Generation's financial statements.

        Statement of Financial Accounting Standards Interpretation No. 45.    In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements. See disclosure regarding guarantees and indemnities in Note 5—Commitments and Contingencies.

Accounting Pronouncements Issued But Not Yet Adopted

        Emerging Issues Task Force No. 03-11.    In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB

Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying statements of operations. The consensus is effective prospectively for Midwest Generation's transactions or arrangements entered into or modified after September 30, 2003.

        Statement of Financial Accounting Standards Interpretation No. 46.    In January 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. Effective October 9, 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46-6, "Effective Date of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities." This interpretation delays the effective date for applying the provisions of FIN 46 to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003 until the end of the first interim or annual period ended after December 15, 2003. Midwest Generation does not expect that this standard will have a material impact on its financial statements.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

Date of Report	Dated Filed	Item(s) Reported
August 5, 2003	August 5, 2003	5, 12*

*
Reports on Form 8-K reporting events under Item 12 thereunder are furnished to, not filed with, the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Manager, Vice President and Treasurer
Date:	November 14, 2003

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
MIDWEST GENERATION, LLC STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (Dollars in thousands, except as indicated; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES