Form 10-K
period 2003-12-31
MIDWEST GENERATION LLC
filed 2004-03-15
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 333-59348

MIDWEST GENERATION, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation ororganization)	33-0868558 (I.R.S. Employer Identification No.)
One Financial Place 440 South LaSalle Street, Suite 3500 Chicago, Illinois (Address of principal executive offices)	60605 (Zip Code)
Registrant's telephone number, including area code: (312) 583-6000
Securities registered pursuant to Section 12(b) of the Act:
None	Not Applicable
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
 8.30% Series A Pass-Through Certificates due 2009
8.56% Series B Pass-Through Certificates due 2016
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 27, 2003: $0. Number of units outstanding of the registrant's Membership Interests as of March 10, 2004: 100 units (all units held by an affiliate of the registrant).

i

PART I

ITEM 1. BUSINESS

The Company

        Midwest Generation, LLC, which is referred to as Midwest Generation in this annual report, was formed on July 12, 1999 as a Delaware limited liability company with Edison Mission Midwest Holdings Co. as the sole owner. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME in this annual report. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison, which are referred to as the Illinois Plants. Midwest Generation acquired the Illinois Plants on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items, including but not limited to taxes, rents and fees. Concurrent with the acquisition of the Illinois Plants, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 MW gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases had an initial term of 33.75 years. Prior to the acquisition of the Illinois Plants, Midwest Generation had no significant business activity.

        As of December 31, 2003, Midwest Generation had $692.7 million of debt maturing on December 15, 2004, and lease obligations totaling $2.2 billion, as described in Notes 6 and 11 to the financial statements included in Part II to this annual report. Midwest Generation's debt obligations to Edison Mission Overseas Co., a subsidiary of Edison Mission Midwest Holdings, are on terms matching those of a credit agreement between Edison Mission Midwest Holdings and commercial lenders. Midwest Generation is a guarantor of Edison Mission Midwest Holdings' obligations, which include $692.7 million of debt maturing in December 2004 that will need to be repaid or refinanced. Edison Mission Midwest Holdings, together with Midwest Generation, currently do not have sufficient cash to repay this indebtedness when due. Midwest Generation expects that this debt will be refinanced well in advance of its December maturity, although there is no assurance that this will be accomplished. A failure to repay or refinance Edison Mission Midwest Holdings' $692.7 million obligation is likely to result in a default under Edison Mission Midwest Holdings' financing documents. These events could make it necessary for Midwest Generation to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Midwest Generation's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the financial statements included in Part II of this annual report have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance its $692.7 million obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty. See "—Liquidity and Capital Resources" and "—Management's Overview, Risks Related to the Business and Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Midwest Generation owns or leases 9,218 megawatts (MW) consisting of the following as of December 31, 2003:

  •
  six coal-fired generating plants totaling 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations;

  •
  the Collins Station, which consists of five gas and oil-fired generating units, totaling 2,698 MW; and

  •
  a group of on-site generating peakers consisting of 477 MW and off-site generating peakers consisting of 422 MW, based on summer net dependable capacity.

        In connection with the acquisition of the Illinois Plants, Midwest Generation entered into three separate five-year power purchase agreements for the coal-fired stations, the Collins Station and the peaker stations with Commonwealth Edison. These power purchase agreements expire on December 31, 2004. Subsequent to the acquisition, Commonwealth Edison assigned its rights and obligations under these power purchase agreements to its affiliate, Exelon Generation. For the past four years, Midwest Generation has derived the substantial majority of its revenue from the sale of energy and capacity to Exelon Generation under these power purchase agreements. As permitted by the power purchase agreements, during 2002 and 2003, Exelon Generation released 5,428 MW from Midwest Generation's coal-fired stations, Collins Station and peaker stations from the power purchase agreements for 2004, thereby retaining 3,859 MW for 2004. Midwest Generation has entered into a contract with Edison Mission Marketing & Trading, Inc., a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. Edison Mission Marketing & Trading also purchases natural gas and enters into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation has also entered into an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

        In August 2000, Midwest Generation completed a sale-leaseback transaction with respect to the Powerton and Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. In connection with this transaction, Midwest Generation facilitated the issuance of $333.5 million 8.30% Series A Pass-Through Certificates due 2009 and $813.5 million 8.56% Series B Pass-Through Certificates due 2016 through a private placement. In 2001, these certificates were subsequently exchanged for certificates that were registered with the Securities and Exchange Commission, and are identical in all material respects to the privately held certificates, pursuant to an exchange offer.

        EME, Mission Energy Holding Company and Edison International are each registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2003.

        Midwest Generation's principal executive offices are located at One Financial Place, 440 South LaSalle Street, Suite 3500, Chicago, Illinois 60605, and its telephone number is (312) 583-6000.

Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements that reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events. Other information distributed by Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, include:

  •
  Edison Mission Midwest Holdings' and Midwest Generation's ability to refinance or repay debt maturing in December 2004 or raise additional financing for future cash requirements;

  •
  the ability of Midwest Generation to restructure, refinance, terminate or otherwise reach a resolution with regard to the Collins lease;

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Midwest Generation generating units not subject to power purchase agreements with Exelon Generation have access;

  •
  the ability of Midwest Generation to obtain sufficient collateral in support of its forward sales of energy and purchases of fuel;

  •
  the cost and availability of fuel and fuel transportation services;

  •
  the cost and availability of transmission services;

  •
  the cost and availability of required emissions allowances;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the United States electricity industry generally, including environmental regulations that could require capital expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

  •
  competition from other power plants, including new power plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report and in the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear in Part II of this annual report. Readers are urged to read this entire annual report and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. The information contained in this annual report is subject to change without notice, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

Description of Business

Industry Overview

        Until the enactment of the Public Utility Regulatory Policies Act of 1978, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. The Public Utility Regulatory Policies Act encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by independent power producers, such as Midwest Generation, developed in the United States.

        Beginning in the mid-1990s, industry restructuring and opening of retail markets to competition in several states led some utilities to divest generating assets, which created new opportunities for growth of independent power in the United States. In those jurisdictions that have deregulated retail markets, industry trends and regulatory initiatives resulted in a new set of market relationships in which independent generators and marketers compete with incumbent distribution utilities for sales to end-users on the basis of price, reliability and other factors. As a result of the 2000-2001 California power crisis and related volatility in wholesale markets, some states have either discontinued or delayed implementation of initiatives involving deregulation and some utilities have delayed or cancelled plans to divest their generating assets. These developments have generally not affected the progress of industry restructuring in Illinois, where Midwest Generation's power plants are located. However, as discussed further below, competition, regulatory uncertainty and lower energy prices have adversely affected independent power producers, including Midwest Generation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to the Business and Critical Accounting Policies."

Facilities Overview

The Crawford Station

        The Crawford Station is a 542 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Crawford Station occupies approximately 72 acres, inclusive of the switchyard. The operating units are referred to as Units 7 and 8 and began operations in 1958 and 1961, respectively.

        Southern Powder River Basin coal is loaded into barges at the Will County Station and delivered by barge on a "just-in-time" basis. Natural gas is used for ignition and combustion support and for full boiler operation, when economical. Peoples Gas delivers natural gas under a delivery contract that includes balancing storage, which is also shared by the Fisk Station.

The Fisk Station

        The Fisk Station is a 326 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Fisk Station is located on approximately 44 acres, inclusive of the switchyard. The operating unit comprising the Fisk Station is referred to as Unit 19 and began operations in 1959.

        Southern Powder River Basin coal is loaded into barges at the Will County Station, delivered by barge on a "just-in-time" basis. Natural gas is used for ignition and combustion support and for full boiler operation, when economical. Peoples Gas delivers natural gas under a delivery contract that includes balancing storage, which is shared by the Crawford Station.

The Joliet Station

        The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on approximately 467 acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the leveraged lease transaction described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the DesPlaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,044 MW.

        The Joliet Station burns Southern Powder River Basin coal which is shipped by rail. With the completion of a new rail spur in early 2003, direct deliveries are received from the Union Pacific Railroad. Natural gas is delivered for the boilers as a startup and stabilizing fuel by Nicor Gas Company under a delivery contract.

The Powerton Station

        The Powerton Station is a 1,538 MW coal-fired station located in Pekin, Tazwell County, Illinois, approximately 16 miles southwest of Peoria or 166 miles from Chicago on an approximately 568 acre site. The Powerton Station is subject to the leveraged lease transaction described in this annual report. The site also includes an approximately 1,440 acre lake. The operating units comprising the Powerton Station are referred to as Units 5 and 6 and began operations in 1972 and 1975, respectively.

        The Powerton Station burns Southern Powder River Basin coal which is shipped by rail by the Illinois and Midland Railroad Company from interchange points with the Union Pacific Railroad.

The Waukegan Station

        The Waukegan Station is a 789 MW coal-fired power plant located in Waukegan, Lake County, Illinois, on Lake Michigan. The Waukegan Station occupies approximately 194 acres, inclusive of the switchyard. The operating units comprising the Waukegan Station are referred to as Units 6, 7 and 8 and began operations in 1952, 1958 and 1962, respectively.

        Unit 6 utilizes oil for ignition and startup, while Unit 7 utilizes oil or natural gas and Unit 8 utilizes natural gas for ignition and startup. The Waukegan Station burns Southern Powder River Basin coal which is shipped by rail by the Union Pacific Railroad.

The Will County Station

        The Will County Station is a 1,092 MW coal-fired power plant located in Romeoville, Will County, Illinois. The Will County Station is located on approximately 215 acres, inclusive of the switchyard. The operating units comprising the Will County Station are referred to as Units 1, 2, 3 and 4 and began operations between 1955 and 1963. Beginning in January 2003, operations at Units 1 and 2, representing 310 MW of capacity, were suspended. See "—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Management's Overview" and "—Market Risk Exposures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the market conditions leading up to the decision to suspend operations at Units 1 and 2.

        The Will County Station burns Southern Powder River Basin coal which is shipped by rail by the Elgin, Joliet & Eastern Railway Company from interchange points with the Union Pacific Railroad. The Will County Station uses No. 2 fuel oil for ignition and combustion support, which is delivered by tanker truck to a 100,000 gallon on-site storage tank.

The Collins Station

        The Collins Station is a 2,698 MW gas and oil-fired power plant located in Grundy County, near Morris, Illinois. The Collins Station consists of five units referred to as Units 1- 5. The Collins Station was built in 1977 and occupies approximately 3,723 acres, inclusive of a portion of Heideke Lake, the station's cooling lake. The Collins Station contains five dual-fueled boilers originally fired using No. 6 fuel oil, but now capable of burning natural gas or oil. This dual fuel capacity gives the Collins Station the flexibility to switch between natural gas and fuel oil. Beginning in January 2003, operations at Units 4 and 5, representing 1,060 MW of capacity, were suspended. See "—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Management's Overview" and "—Market Risk Exposures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the market conditions leading up to the decision to suspend operations at Units 4 and 5.

        Natural gas is procured in the monthly and daily spot markets, shipped at the seller's risk to Chicago, and then delivered to the Collins Station by Nicor Gas Company under a delivery contract that runs through 2004. Nicor Gas Company manages storage inventory and purchases gas for Midwest Generation under an agency agreement that runs concurrently with the delivery contract.

On-Site and Off-Site Peaking Facilities

        The on-site peaking units consist of four peaking facilities: Crawford, Fisk, Waukegan and Joliet. The on-site peaking units were commissioned in 1968, except for Joliet, which was commissioned in 1969. The Joliet on-site peaking facilities, representing 101 MW of capacity, are scheduled to be decommissioned by the third quarter of 2004.

        The off-site peaking units consist of four peaking facilities: Calumet, Electric Junction, Lombard and Sabrooke. The off-site peaking units were commissioned in 1969, except for Electric Junction, which was commissioned in 1970. Midwest Generation decommissioned its 45 MW Bloom peaking facility in 2003.

        Both the on-site peaking units and the off-site peaking units burn either No. 2 fuel oil, No. 1 fuel oil (jet fuel) or natural gas. Natural gas is purchased in the monthly and daily spot markets and is shipped at the seller's risk to Chicago. Peoples Gas provides delivery services, including balancing storage, to the site under tariffs approved by the Illinois Commerce Commission. Midwest Generation purchases No. 1 fuel oil and No. 2 fuel oil from bids taken annually. Shipments to the various sites are in tanker trucks and inventory is replenished as needed by the site. The oil price is tied to the Oil Price Information Service posted price (the market price) on the date of delivery. Truck delivery charges are at fixed agreed-upon prices.

Power Markets

        Beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets. As discussed further below, Exelon Generation has released 5,428 MW of Midwest Generation's generating capacity from the power purchase agreements entered into by Exelon Generation and Midwest Generation, leaving 3,859 MW of Midwest Generation's generating capacity subject to the power purchase agreements with Exelon Generation for the remainder of 2004. All these power purchase agreements expire on December 31, 2004. Energy produced by Midwest Generation not under contract with Exelon Generation is sold at market prices to utilities, third-party electricity retailers and power marketers through Edison Mission Marketing & Trading.

        With respect to the capacity that has been released from the power purchase agreements with Exelon Generation, Midwest Generation's coal units derive their revenue from forward sales to regional utilities and power marketers and from sales on a spot basis, and the Collins Station and the peaking units derive revenue from sales on a spot basis.

        The primary markets currently available to Midwest Generation for sales of electricity and capacity not subject to the power purchase agreements are direct "wholesale customers" and broker-arranged "over-the-counter customers." Wholesale customer transactions are bilateral sales to regional buyers, including investor-owned utilities, municipal utilities, rural electric cooperatives and retail energy suppliers. Wholesale customer transactions include real-time, daily and longer term structured sales; they are not arranged through brokers and may be tailored to meet the specific requirements of wholesale electricity consumers. Over-the-counter markets are generally accessed through third-party brokers and electronic exchanges, and include forward sales of electricity. The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. Due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation. Since 2002, liquidity has decreased significantly in these markets and continues to be limited because of the decision by many trading entities to reduce or discontinue operations. In addition, the financial problems of other trading entities have resulted in far fewer creditworthy participants in these markets.

        The emergence of "Into Cinergy," "Into ComEd" and "Into AEP" as commercial hubs for the trading of physical power not only facilitates transparency of wholesale power prices in these markets, but also provides liquidity required to support risk management strategies utilized to mitigate exposure to electricity price volatility. Energy is traded in the form of physically delivered megawatt-hours. Delivery is either made (1) into the receiving control area's transmission system (i.e., Cinergy's, ComEd's, or AEP's transmission system) by the seller's daily election of control area interface, or (2) by procuring energy generated from a source within the receiving control area. Almost all of Midwest Generation's plants are capable of meeting the current "Into ComEd" delivery criteria. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit and cash margining arrangements. As noted, however, liquidity in all of these markets has been adversely affected by the financial problems of trading and marketing entities.

        As discussed below, the prices for certain sales by Midwest Generation could be adversely affected if Commonwealth Edison's transmission system is integrated into the transmission system administered by PJM Interconnection, LLC, commonly referred to as PJM, and if market power mitigation measures for the Northern Illinois Control Area, referred to as NICA, as currently proposed by PJM, and pending before the Federal Energy Regulatory Commission, or FERC, are adopted. See "Item 1. Business—Transmission."

        For a discussion of the risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Transmission

        Currently, sales of power produced by Midwest Generation that is not under a power purchase agreement with Exelon Generation require using transmission which must be obtained from Commonwealth Edison. An independent system operator does not yet oversee operations of the Commonwealth Edison control area; however, it has requested that such operations be placed under the control of PJM effective May 1, 2004. Such request is currently pending decision by FERC (see further discussion of this proceeding below). In addition, a number of other utilities in the region participate in the Midwest Independent System Operator (Midwest ISO), a Regional Transmission Organization (RTO) authorized pursuant to the FERC's Order No. 2000, where a bilateral market with a single rate for transmission within the RTO already exists. The regional market is further supported by open access transmission under various utility company transmission tariffs that are not within the Midwest ISO. The open access transmission tariffs of the Midwest ISO and others in the region allow Midwest Generation to utilize their transmission and distribution systems to sell power at wholesale on a non-discriminatory basis relative to the system owners. Such tariffs are vital to allow Midwest Generation to compete in the deregulated electricity markets because they provide a uniform set of prices and standards of transmission service that have been approved by regulatory agencies and are publicly available.

        The Illinois Electric Service Customer Choice and Rate Relief Law of 1997 requires each Illinois electric utility that owns or controls transmission facilities or provides transmission services in Illinois, and is a member in the Mid-American Interconnected Network, such as Commonwealth Edison, to submit for approval by the FERC an application for establishing or joining an independent system operator. On December 11, 2002, Commonwealth Edison, American Electric Power and others filed with the FERC seeking permission to join PJM as their RTO. PJM is a prominent independent system operator providing system operations and market settlement throughout the Mid-Atlantic States. The effect of including Commonwealth Edison and American Electric Power in the PJM RTO would be to transfer functional control of their transmission systems to PJM and to eliminate so-called rate pancaking for transmission and ancillary services over a region that would extend significantly beyond the current western boundaries of PJM and into electricity markets in the Midwest. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. Another effect would be to make the transmission systems of Commonwealth Edison and American Electric Power subject to the PJM Open Access Transmission Tariff (referred to herein as the "PJM Tariff") and Market Rules. Under such rules (and assuming the inclusion of both Commonwealth Edison and American Electric Power in PJM), sales of power from the Midwest Generation plants can be made within the broad regional area encompassed by PJM without the necessity of securing physical reservations of transmission capacity, either through bilateral transactions with specific purchasers or into the PJM-dispatched markets without a named counterparty.

        Approval of the December 11 application of Commonwealth Edison and American Electric Power was granted by the FERC on April 1, 2003. However, the ability of American Electric Power to join PJM has been brought into question by the enactment of legislation in Virginia on April 2, 2003, requiring the approval of Virginia state authorities for any transfer of control from American Electric Power to PJM of American Electric Power transmission assets located in Virginia. In July 2003, state authorities in Kentucky placed similar obstatcles on the transfer of control of American Electric Power transmission assets located in that state.

        On April 16, 2003, Commonwealth Edison and PJM issued a joint press release stating that the integration of Commonwealth Edison into PJM would proceed separately from that of American Electric Power, notwithstanding the absence of a direct transmission link owned by Commonwealth Edison between its service territory and the existing PJM. In response, EME, Midwest Generation, and other affected parties filed with the FERC for clarification or rehearing of its April 1, 2003 order, and essentially contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis, without a direct transmission link between its service territory and that of the existing PJM. On June 4, 2003, the FERC clarified that a series of pre-conditions imposed by an order issued on July 31, 2002, which tentatively approved the stated decisions of Commonwealth Edison and American Electric Power to join PJM together, continue to be applicable to the separate application of Commonwealth Edison to join PJM alone. On August 1, 2003, Commonwealth Edison filed a notice of appeal of the July 31, 2002 order and the June 4, 2003 order on rehearing with the U.S. Court of Appeals for the D.C. Circuit.

        Processing by PJM of Commonwealth Edison's application to integrate Commonwealth Edison's operations under PJM separately from American Electric Power was delayed following the August 14, 2003 blackout in the Midwest and Northeast. On December 31, 2003, PJM and Commonwealth Edison made a filing with the FERC seeking its approval to commence full integration of Commonwealth Edison on May 1, 2004, without AEP. On January 21, 2004, EME and Midwest Generation filed a protest opposing the separate integration of Commonwealth Edison into PJM on an "islanded" basis on numerous grounds, including the adverse impact of a separate, stand-alone segment of PJM limited to the control area of Commonwealth Edison, which would be essentially disconnected from the rest of PJM by the states of Indiana and Ohio. One of the primary objections to such a circumscribed market within PJM, which would be subject to its market rules, is the fact that the PJM Market Monitor utilizes price mitigation techniques that do not take into account the availability of imports of electricity from non-PJM sources in evaluating the existence of competitive conditions and in deciding whether to apply restraints on bids from generators located within PJM—in this instance, the service territory of Commonwealth Edison. PJM subsequently filed its intended rules for the application of its market mitigation techniques to such territory, which EME and Midwest Generation have also opposed on numerous factual and legal grounds (see further discusssion below). It is not possible to predict the outcome of such further proceedings at this time.

        On July 23, 2003, the FERC issued an order finding that the regional through and out rates, or RTORs, of the Midwest ISO and PJM are unjust and unreasonable when applied to transactions sinking within the proposed Midwest ISO/PJM footprint and directed Midwest ISO and PJM to make a compliance filing within thirty days eliminating the RTORs. The FERC also initiated an investigation and hearing to determine whether the through and out rate under the tariffs of Commonwealth Edison, AEP and others (for which RTO membership has been delayed) are unjust, unreasonable or unduly discriminatory or preferential for transactions sinking in the proposed Midwest ISO/PJM footprint. Such actions by FERC were designed to achieve the elimination of transmission rate pancaking within the broad region encompassed by PJM, as expanded, and the Midwest ISO, which was one of several actions required as a condition of its approval in July 2002 of the decisions of Commonwealth Edison and American Electric Power to join PJM instead of the Midwest ISO. Numerous transmission owners sought rehearing of the July 23 order, and the FERC subsequently issued an order on rehearing on November 17, 2003, setting a new effective date of April 1, 2004, for the elimination of the through and out rates and making certain other adjustments to phase in the new rates. However, the affected parties in the region have continued to protest the alleged adverse financial impact of the described orders on them, and FERC subsequently moved the date for the elimination of the through and out rates to May 1, 2004. On March 5, 2004, the affected parties announced an agreement to postpone the date for the elimination of the through and out rates to December 1, 2004 in an effort to facilitate a settlement of the longer-term issues. Midwest Generation opposes such agreement on legal and policy grounds, but it has been filed with the FERC with a request for approval by March 19, 2004. The outcome cannot be predicted.

        In the meantime, on September 29 and 30, 2003, the FERC held a Commissioner-level hearing and inquiry into regional transmission organization issues related to the Midwest ISO and PJM. The purpose of the inquiry was to gather sufficient information to move forward in resolving the commitment made by several entities, including Commonwealth Edison, to establish a joint and common market in the Midwest and PJM region. Following such inquiry, on November 25, 2003, the FERC issued an order finding that the actions of the state of Virginia described above and similar actions of state authorities in Kentucky were impeding the ability of American Electric Power to join PJM and thus potentially thwarting the development of regional power markets in the Midwest. The order set for hearing certain issues that must be addressed in order to "exempt" a utility from a state law or regulation having such effect, and required a decision by the assigned Administrative Law Judge by March 15, 2004. Such hearings have been completed and the matter has been briefed and argued to the Administrative Law Judge, where it is currently under submission awaiting his decision. The November 25, 2003 order also required American Electric Power to be integrated into PJM by October 1, 2004.

        As described above, there currently is a proposal pending before FERC to integrate Commonwealth Edison into PJM on an "islanded" basis effective May 1, 2004. On February 5, 2004, PJM filed proposed revisions to the PJM Tariff to incorporate market power mitigation measures for the NICA, which would become effective upon Commonwealth Edison's integration into PJM on a stand-alone basis, currently scheduled for May 1, 2004. In its February 5, 2004 filing, PJM claimed that, while the NICA markets were expected to generally be competitive, mitigation measures were required to control the exercise of market power in certain circumstances. With regard to the NICA energy market, PJM has proposed that in certain circumstances, sales by marginal units would be capped at the greater of such units' incremental operating cost plus ten percent or the NICA market price. With regard to sales of capacity in the NICA, PJM also has proposed that offers of capacity be capped at $30 per megawatt-day, plus any additional amounts that are demonstrated to compensate the seller for its opportunity costs or other annual avoidable incremental costs. In certain circumstances, this offer cap could be increased to $160 per megawatt-day. On February 26, 2004, Midwest Generation filed a protest to PJM's proposed market power mitigation measures for the NICA which contested the need for these mitigation measures and requested that FERC defer Commonwealth Edison's integration into PJM until American Electric Power's scheduled integration into PJM on October 1, 2004. It is not possible to predict at this time whether PJM's proposed market power mitigation measures for the NICA will be accepted by FERC, either in whole, or in part. If FERC should accept these market power mitigation measures as currently proposed by PJM, the prices for certain sales by Midwest Generation could be adversely affected.

        For a discussion of the risks related to Midwest Generation's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Power Purchase Agreements

        On December 15, 1999, Midwest Generation entered into three separate five-year power purchase agreements with Commonwealth Edison that expire on December 31, 2004. In January 2001, Commonwealth Edison assigned these agreements to its affiliate, Exelon Generation. Under these agreements, Midwest Generation agreed to make the capacity of specific units of the Illinois Stations available to Exelon Generation. These agreements allow Midwest Generation to sell any excess energy, including energy not dispatched by Exelon Generation, to other purchasers under specified conditions. Payments under these power purchase agreements constituted approximately 65% of Midwest Generation's energy and capacity revenues during the year ended December 31, 2003 and 99% during all three years ended December 31, 2002, 2001 and 2000, with the balance coming from third-party sales of energy. As discussed in detail below, Exelon Generation has released 5,428 MW of Midwest Generation's generating capacity from the power purchase agreements for 2004. Therefore, 3,859 MW of Midwest Generation's generating capacity remains subject to power purchase agreements with Exelon Generation in 2004.

Coal-Fired Stations Power Purchase Agreement

        The power purchase agreement for the coal-fired stations provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy taken by Exelon Generation. The capacity payments compensate Midwest Generation for fixed charges such as debt service, labor and insurance, and the energy payment compensates Midwest Generation for variable costs of the actual electricity production taken by Exelon Generation. Exelon Generation also compensates Midwest Generation for the cost of startups, shutdowns and some low-load operations, which are not covered by the normal energy charge rate. Midwest Generation also supplies ancillary services with respect to the coal-fired stations. If Exelon Generation does not request all available energy from the coal-fired stations under the power purchase agreement, Midwest Generation may sell the excess energy to third parties, subject to certain conditions.

        Pursuant to the provisions of the coal-fired power purchase agreement, Exelon Generation has elected to retain 2,383 MW of coal-fired capacity for contract year 2004, thus releasing from the contract 3,262 MW of capacity. The final contract year under this power purchase agreement is 2004.

        The following table lists the coal-fired units from which Exelon Generation is committed to purchase capacity and energy during 2004 and the units which have been released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

2004—Coal-Fired Units

	Unit Size (MW)	Summer(1) Capacity Charge ($ per MW Month)	Non-Summer(1) Capacity Charge ($ per MW Month)	Energy Prices ($/MWhr)
Units under Contract
Waukegan Unit 7	328	11,000	1,375	17.0
Crawford Unit 8	326	11,000	1,375	17.0
Will County Unit 4	520	11,000	1,375	17.0
Joliet Unit 8	522	11,000	1,375	17.0
Waukegan Unit 8	361	21,300	2,663	20.0
Fisk Unit 19	326	21,300	2,663	20.0

	2,383
Released Units(2)
Waukegan Unit 6	100	—	—	—
Crawford Unit 7	216	—	—	—
Will County Unit 1(3)	156	—	—	—
Will County Unit 2(3)	154	—	—	—
Will County Unit 3	262	—	—	—
Joliet Unit 6(4)	314	—	—	—
Joliet Unit 7	522	—	—	—
Powerton Unit 5	769	—	—	—
Powerton Unit 6	769	—	—	—

	3,262

	5,645

(1)
"Summer" months are June through September, and "Non-Summer" months are the remaining months in the year.

(2)
Released units refer to those option units for which Exelon Generation has not exercised its right to purchase capacity and energy during 2004, and which are thus released from the terms of the power purchase agreement.

(3)
Operations currently suspended at these units.

(4)
Under the power purchase agreement, Joliet Unit 6 sold to Exelon Generation based on 314 MW of net power output. Exelon Generation subsequently sold 24 MW of auxiliary power to Joliet Units 7 and 8 via internal power distribution lines. Under merchant operation, the Joliet Station nets the power transferred out between Joliet Unit 6 and Joliet Units 7 and 8 reducing Joliet Unit 6 net output to the grid to 290 MW.

        As noted in the above table, the coal-fired units' power purchase agreement sets forth different capacity charges for the summer months and the non-summer months. The capacity payments are based on the contracted amounts identified in the power purchase agreement and are adjusted by a factor that is in part based on the group equivalent availability factor. If the group equivalent availability factor is higher than a specified threshold, then the adjustment factor calculation provides Midwest Generation with the opportunity to increase the normal monthly capacity payment, but if the group equivalent availability factor is lower than the minimum, then Midwest Generation is penalized by a loss in the monthly capacity payment. The monthly capacity payment adjustment factor provides Midwest Generation with an incentive to maintain the individual units at high equivalent availabilities. The group equivalent availability factor required in the calculation for potentially achieving the full monthly capacity payment for the coal-fired units is 65% for the summer months and 55% for the non-summer months.

Collins Station Power Purchase Agreement

        The Collins Station power purchase agreement provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy generated by Midwest Generation and taken by Exelon Generation. The capacity payments provide Midwest Generation revenue for fixed charges such as debt service, labor and insurance, and the energy payment partially compensates Midwest Generation for variable costs of actual electricity production taken by Exelon Generation. The agreement also includes the requirement that Midwest Generation supply ancillary services with respect to units under contract. Exelon Generation is obligated to dispatch and purchase a specified minimum amount of electric energy or pay an additional payment calculated under the agreement to meet this minimum purchase requirement. If Exelon Generation does not request all available energy from the units under contract, Midwest Generation may sell the excess energy to third parties, subject to several conditions.

        Pursuant to the provisions of the Collins Station power purchase agreement, Exelon Generation has elected to retain 1,084 MW of capacity of the units at the Collins Station for contract year 2004, thus releasing from the contract 1,614 MW of capacity. The final contract year under this power purchase agreement is 2004.

        The following table lists the generating units at the Collins Station from which Exelon Generation is committed to purchase capacity and energy during 2004 and the generating units which have been released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

2004—Collins Station

Generating Unit	Unit Size (MW)	Summer(1) Capacity Charge ($ per MW Month)	Non-Summer(1) Capacity Charge ($ per MW Month)	Energy Prices ($/MWhr)
Units Under Contract
Collins Unit 1	554	8,333	2,083	34
Collins Unit 3	530	8,333	2,083	34

	1,084
Released Units(2)
Collins Unit 2	554	—	—	—
Collins Unit 4(3)	530	—	—	—
Collins Unit 5(3)	530	—	—	—

	1,614

	2,698

(1)
"Summer" months are June through September, and "Non-Summer" months are the remaining months in the year.

(2)
Released units refer to those generating units for which Exelon Generation has exercised its right to terminate the power purchase agreement, and which are thus released from the terms of the power purchase agreement.

(3)
Operations currently suspended at these units.

        As noted in the above table, the Collins Station power purchase agreement sets forth different capacity charges for the summer months and non-summer months. The capacity payments are based on the contracted amounts identified in the agreement and are adjusted by a factor that is in part based on the group equivalent availability factor. With respect to all energy purchased under the power purchase agreement, Exelon Generation is obligated to pay: a monthly capacity charge for the reserved units which varies according to the time of year; a per megawatt-hour energy charge; various charges for start-up of the reserved units; low load charges that apply at any hour in which Exelon Generation schedules a reserved unit to operate at an output below a level specified in the agreement; and an annual settlement amount to the extent natural gas prices exceed a specified amount and Exelon Generation dispatches more than a threshold amount of energy. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview" for discussion related to the Collins Station lease. In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Critical Accounting Policies and Estimates" for discussion related to the asset impairment for Midwest Generation's Collins Station.

Peaking Units Power Purchase Agreement

        The peaking units power purchase agreement provides for capacity payments for the units under contract, whether or not energy is generated, and for energy payments for energy taken by Exelon Generation. If Exelon Generation does not request all available energy from the units under contract, Midwest Generation may sell the excess energy to third parties, subject to several conditions.

        Pursuant to the provisions of the power purchase agreement, Exelon Generation has elected to retain 392 MW of capacity of the peaking units for contract year 2004, thus releasing from the contract 552 MW of capacity. The final contract year under this power purchase agreement is 2004.

        The following table shows the peaking units from which Exelon Generation is committed to purchase capacity and energy during 2004 and the peaking units which have been released from the terms of the power purchase agreement, along with related pricing information set forth in the power purchase agreement.

2004—Peaking Units

Generating Unit	Unit Size (MW)	Summer(1) Capacity Charge ($ per MW Month)	Non-Summer(1) Capacity Charge ($ per MW Month)	Energy Prices ($/MWhr)
Units Under Contract	392	9,500	1,500	60-95
Released Units(2)	552	—	—	—

	944

(1)
"Summer" months are June through September, and "Non-Summer" months are the remaining months in the year.

(2)
Released units refer to those peaking units for which Exelon Generation has exercised its right to terminate the power purchase agreement, and which are thus released from the terms of the power purchase agreement.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Critical Accounting Policies and Estimates" for discussion related to asset impairment charges for Midwest Generation's peaking units.

Fuel Supply

        Coal is used to fuel 5,621 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern Powder River Basin of Wyoming. The coal is purchased under a variety of supply agreements ranging up to ten years in length. The total volume of coal consumed annually has been between 15 million to 18 million tons, largely dependent on the amount of generation.

        All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. As of December 31, 2003, Midwest Generation leased approximately

3,460 railcars to transport the coal from the mines to the generating stations. The railcar leases have terms that range from as short as 9 months up to 16 years, with options to extend the lease for or purchase some railcars at the end of the lease term. The coal is transported nearly 1,200 miles from the mines to the stations.

        Coal for the Fisk and Crawford Stations is first shipped by rail to the Will County Station where it is transferred from the railcars, blended as necessary to meet station specifications, and loaded into river barges. These barges are towed by an independent contractor under a transportation agreement with Midwest Generation to the stations.

        The 2,698 MW Collins Station is a gas-fired steam generating station which may also burn fuel oil. Approximately 3,000,000 barrels of usable on-site fuel oil storage exist at the station. Edison Mission Marketing & Trading purchases the natural gas and provides price risk management services for both fuel oil and natural gas. All fuel oil purchasing is done, as necessary, by Edison Mission Energy Services, Inc., another Midwest Generation affiliate.

        Approximately 899 MW of peaking capacity in the form of simple cycle combustion turbines are located throughout the northern part of Illinois. These units are fueled with either natural gas or distillate fuel oils, depending on the specific site. The natural gas is purchased by Edison Mission Marketing & Trading. The distillate fuel oil is purchased by Edison Mission Energy Services under annual contracts with local suppliers, and the residual fuel oil is purchased as required by generation forecasts.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to Midwest Generation's fuel supply contracts.

Operation of the Stations

        The operating performance of the stations, based on equivalent availability factors for the years 2001 to 2003, is shown below. The equivalent availability factor, a ratio expressed as a percentage, is the number of megawatt-hours that each station is available to generate electricity divided by the product of the capacity of each station (in MW) and the number of hours in the period.

Equivalent Availability Factor

Facility	2001(1)	2002(1)	2003(2)
Collins	83.0%	92.5%	87.5%
Crawford	79.6%	88.1%	84.9%
Fisk	85.0%	77.4%	91.5%
Joliet Unit 6	78.5%	89.7%	83.8%
Joliet Units 7 and 8	73.1%	88.6%	86.6%
Powerton	88.8%	80.2%	73.7%
Waukegan	91.9%	79.0%	85.1%
Will County	79.4%	91.2%	82.8%

(1)
In 2001 and 2002, all units were under contract and equivalent availabilities shown are as calculated under the contract. Certain forced outages are considered non-curtailing or "excused" under the power purchase agreement if they occur during low demand periods. As such, these equivalent availabilities can be 1% to 4% higher than the actual equivalent availabilities calculated under an operating basis.

(2)
In 2003, equivalent availability was reported on an operating basis as certain units became merchant.

Operation and Maintenance

        Midwest Generation's operating and maintenance plan, as well as several planned overhauls of major equipment and controls, is consistent with Midwest Generation's goal of prudently operating and maintaining the units. Midwest Generation utilizes computerized maintenance systems to plan and schedule all maintenance activities. Midwest Generation also employs a preventative maintenance program complemented by new predictive maintenance technologies such as lubrication analysis, thickness testing, thermography, vibration analysis and acoustic analysis.

Transmission and Interconnection

        Station units at Joliet, Will County, Crawford and Waukegan and off-site peakers located at Electric Junction, Lombard, Calumet, and Sabrooke are connected to Commonwealth Edison's 138kV transmission system. The offsite peakers are connected via transmission substations, and the remaining units including the Fisk Station are connected through various circuit breakers and transformers. Power output from the Collins Station's units is connected to Commonwealth Edison's 765kV transmission system and 345kV transmission system. The two Joliet units subject to the leveraged lease transactions and the two Powerton units deliver their power into Commonwealth Edison's 345kV transmission system.

Insurance

        Midwest Generation maintains insurance coverage consistent with that normally carried by companies engaged in similar business and owning similar properties. Midwest Generation's insurance program includes all-risk property insurance, including business interruption, covering real and personal property, including losses from boilers, machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. Midwest Generation also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Further, Midwest Generation has the benefit of title insurance obtained at the time it acquired the Illinois Plants. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size. However, no assurance can be given that Midwest Generation's insurance will be adequate to cover all losses.

Seasonality

        Under the terms of the power purchase agreements with Exelon Generation, Midwest Generation receives significantly higher capacity payments during June through September, the summer months. Accordingly, Midwest Generation's operating results are substantially higher during these months and lower, including expected losses, during non-summer months. In addition, Midwest Generation expects that future electric revenues from sales into the wholesale markets will be higher in the third quarter of each year due to higher demand for energy resulting from warmer weather in the summer months.

Competition

Federal

        The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under the Public Utility Regulatory Policies Act of 1978, power marketers and those qualifying as exempt wholesale generators under the Public Utility Holding Company Act of 1935 to compete more effectively in the wholesale market. In an order dated November 9, 1999, the FERC determined that, based on the facts stated in Midwest Generation's application, Midwest Generation is an exempt wholesale generator.

        In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. In addition, the Open Access Rules directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs. The FERC also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

        In December 1999, the FERC issued Order No. 2000, which required all transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing operating control over their transmission assets under a Regional Transmission Organization, or RTO, meeting certain criteria set forth in the Order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntary joining and required utilities to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the FERC's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features.

        In subsequent orders, the FERC has progressively tightened its policies in favor of RTO formation, including an explicit proposal that approvals of market-based rate authority for affiliates of utilities owning transmission should be tied to the utilities' placing functional control over their transmission assets in an RTO meeting the criteria of Order No. 2000. On January 15, 2003, the FERC proposed to allow additional percentage points on a utility's return on equity in its transmission rates when it participates in an RTO, divests its RTO-operated transmission assets, or pursues additional measures that promote efficient operation and expansion of the transmission grid. As outlined below, the FERC has also proposed to establish a standard market design that would govern transmission service and energy trading arrangements in all regions of the country.

        On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design, or SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal includes a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal has also engendered considerable comment, and in some cases opposition, including in the U.S. Congress, and the anticipated timetable for issuance of a final rule is now unclear.

        In April 2003, the FERC attempted to address some more controversial aspects of its SMD proposal in a "White Paper," which set forth the elements of its SMD proposal that it regarded as the most fundamental features of a sound wholesale market "platform" and modified its proposal as to other aspects that it regarded as subject to regional variation. Currently, the SMD policies are being implemented in different degrees and on different schedules in various parts of the country, and are the subject of active consideration and focus by stakeholders in wholesale markets in the Midwest. These and other regulatory initiatives by the FERC are ongoing, and it is not possible to predict the extent of future developments or how they might affect the wholesale power business.

        Over the past few years, the U.S. Congress has considered various legislative proposals to restructure the electric industry that would require, among other things, retail customer choice, repeal of the Public Utility Holding Company Act, and prospective, partial repeal of the Public Utility Regulatory Policies Act. There are also a number of other proposals that have been introduced in Congress that incorporate provisions related to restructuring electricity markets. Different versions of such legislation passed both houses of Congress late in the last session and included provisions related to repeal of the Public Utility Holding Company Act, providing the FERC with new authority related to imposing reliability standards but restricting the FERC's ability to mandate adoption of a standard wholesale market design. A joint Conference Committee produced a report that was acceptable to the House, but was unable to obtain sufficient votes in the Senate to limit extended debate by opponents of the conference report seeking to delay final adoption of the bill (known as a filibuster). It is unclear at this time whether the Senate will be able to muster sufficient votes in the current session to overcome a filibuster and obtain the needed waivers from budgetary rules and pass the Conference report. While there are some pending efforts to enact portions of the comprehensive energy bill on an individual basis, the Congressional leadership and administration have thus far opposed such efforts and the likelihood of success is uncertain.

State

        In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of many states have considered whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to unbundle its distribution service (for example, the delivery of electric power through its local distribution lines) from its transmission and generation service (for example, the provision of electric power from the utility's generating facilities or wholesale power purchases). Several state commissions and legislatures have issued orders or passed legislation requiring utilities to offer unbundled retail distribution service. Volatility in California and other regional power markets has resulted in several states slowing, and in some cases reversing or reassessing, their plans to allow retail competition. Retail competition in Illinois commenced on October 1, 1999 for mostly large commercial and industrial customers, and full access, for residential customers, occurred by May 1, 2002 under the Illinois electric restructuring act of 1997. However, as noted above, Midwest Generation sells power only into the wholesale market.

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

        Midwest Generation is subject to a varied and complex body of laws and regulations that are in a state of flux. Intricate and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value in a power plant if Midwest Generation were to become unable to function as planned due to changing requirements or local opposition.

U.S. Federal Energy Regulation

        The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935. The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and the Public Utility Holding Company Act for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from the Public Utility Holding Company Act for exempt wholesale generators, such as Midwest Generation. An "exempt wholesale generator" under the Public Utility Holding Company Act is an entity determined by the FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

The Federal Power Act

        The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates. The FERC has indicated its intention to review some of the waivers of financial reporting rules currently granted to some entities with market rate authority.

        Midwest Generation is subject to the FERC ratemaking regulation under the Federal Power Act. In addition, the FERC's order, as is customary with market-based rate schedules, reserved the right to revoke Midwest Generation's market-based rate authority on a prospective basis if it is subsequently determined that Midwest Generation or any of its affiliates possess excessive market power. If the FERC were to revoke Midwest Generation's market-based rate authority, it would be necessary for Midwest Generation to file, and obtain the FERC's acceptance of, its rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject Midwest Generation to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules.

The Public Utility Holding Company Act

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

        Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation under the Public Utility Holding Company Act as an exempt wholesale generator. On November 9, 1999, the FERC issued an order determining that, based on the facts stated in Midwest Generation's application, Midwest Generation is an exempt wholesale generator.

        If a "material change" occurs in facts that might affect Midwest Generation's continued eligibility for exempt wholesale generator status, Midwest Generation must within 60 days of this material change:

  •
  file a written explanation of why the material change does not affect its exempt wholesale generator status,

  •
  file a new application for exempt wholesale generator status, or

  •
  notify the FERC that it no longer wishes to maintain exempt wholesale generator status.

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

Natural Gas Act

        Midwest Generation's Collins Station and peaking units have the dual capability of burning natural gas or oil. Under the Natural Gas Act, the FERC has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce. The FERC has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

State Energy Regulation

        The Illinois Commerce Commission does not have jurisdiction over Midwest Generation. Midwest Generation is not considered a public utility for purposes of Illinois state law, nor is Midwest Generation certified by the Illinois Commerce Commission as an alternative retail electric supplier.

        Some states that have restructured their electric industries require generators to register to provide electric service to customers. Many states are currently undergoing significant changes in their electric statutory and regulatory frameworks that result from restructuring the electric industries that may affect generators in those states. Although the FERC generally has exclusive jurisdiction over the rates charged by a non-qualifying facility independent power project to its wholesale customers, a state's public utility commission has the ability, in practice, to influence the establishment of these rates by asserting jurisdiction over a purchasing utility's ability to pass the resulting cost of purchased power through to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state public utility commissions varies from state to state. See "Midwest Deregulation Status" below.

        Although state public utility commissions do not have jurisdiction to modify the terms of wholesale power sales, Midwest Generation cannot provide assurance that its power sales contracts will not be subject to adverse consequences as a result of regulatory actions by a state commission even though it sells power exclusively at wholesale.

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

        During the transition period that runs until the end of 2006, customers that switch to alternative retail electric suppliers or electric utilities serving retail customers outside their service areas may be required to pay transition charges, also known as "stranded cost" charges, to compensate the utilities that previously supplied these customers for past investments, including investments in generating plants. The Illinois Electric Law calls for these transition charges to end no later than December 31, 2006, although some utilities may petition the Illinois Commerce Commission to extend the period for collection of transition charges until December 31, 2008.

Transmission of Wholesale Power

        Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act, Order No. 2000, and subsequent orders. The FERC has issued a proposal, referred to as Standard Market Design or "SMD", which is intended to provide a "level playing field" for all entities that seek to participate in wholesale electric markets, which has engendered considerable comment. See "Power Markets," above, for more details on these matters.

Environmental Matters

        Midwest Generation is subject to environmental regulation by federal, state and local authorities in the United States. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be taken by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

        For more information on environmental regulation and related environmental matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters and Regulations."

Employees

        At December 31, 2003, Midwest Generation employed 1,047 employees, approximately 800 of whom are covered by a collective bargaining agreement due to expire on December 31, 2005. Under Illinois law and as a result of agreements with union-represented employees at the time Midwest

Generation acquired the facilities, wages, benefits and working conditions are set. Midwest Generation also has a retirement health care and other benefits plan related to its union-represented employees that expires on June 15, 2006. Most of Midwest Generation's employees were employees of Commonwealth Edison prior to Midwest Generation's acquisition of its power generation assets from Commonwealth Edison. Midwest Generation employs a skilled and disciplined workforce that is well prepared to operate within a competitive and deregulated environment. Midwest Generation's staffing levels are comparable with benchmark standards for facilities of a similar size and type.

ITEM 2. PROPERTIES

        Midwest Generation owns a fee interest in the Illinois Plants, with the exception of the Collins Station, the Powerton Station and the Joliet Units 7 and 8, as more particularly described below.

        Midwest Generation purchased all the properties, with the exception of the Collins Station, from Commonwealth Edison in December 1999. Midwest Generation assigned the right to purchase the Collins Station to third parties, who purchased the Collins Station, and entered into leases with an affiliate of Midwest Generation, who in turn subleased the plant to Midwest Generation. Commonwealth Edison sold only a portion of its then owned properties related to the Illinois Plants to Midwest Generation and retained the remaining portions of these properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison.

        The property on which the Collins Station and the Collins Station facilities are located is encumbered by leases and a mortgage for a loan in an amount up to $774 million. The financing was structured as a lease transaction in December 1999. As a result of the lease transaction for the Collins Station, Midwest Generation leased substantially all the property on which the Collins Station is located to the owner trusts under site leases. The owner trusts in turn subleased their undivided ground interest in the property to Midwest Generation's affiliate, Collins Holdings EME LLC, which in turn sub-subleases the land back to Midwest Generation. The terms of the site subleases are 33.75 years, with renewal options. Rent is paid on each January 6, April 6, July 6 and October 6.

        In conjunction with the sale-leaseback of the Powerton Station and Joliet Units 7 and 8 in August 2000, Midwest Generation leased substantially all the property on which the generating units are located to the owner trusts under site leases, and the owner trusts in turn subleased their undivided ground interest in the property back to Midwest Generation under site subleases. The terms of the site subleases are 33.75 years for the Powerton property and 30 years for the Joliet property, with renewal options. Rent is paid on each January 2 and July 2.

Description of Properties

Plant or Site	Location	Interest In Land	Type	Megawatts
Electric Generating Facilities
Collins Station	Grundy County, Illinois	owned	oil/gas	2,698	(1)
Crawford Station	Chicago, Illinois	owned	coal	542
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	owned	coal	1,044
Powerton Station	Pekin, Illinois	owned	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	789
Will County Station	Romeoville, Illinois	owned	coal	1,092	(1)
Peaking Units
Crawford	Chicago, Illinois	owned	oil/gas	121
Fisk	Chicago, Illinois	owned	oil/gas	163
Joliet	Joliet, Illinois	owned	oil/gas	101
Waukegan	Waukegan, Illinois	owned	oil/gas	92
Calumet	Chicago, Illinois	owned	oil/gas	129
Bloom	Chicago Heights, Illinois	owned	oil/gas	—	(2)
Electric Junction	Aurora, Illinois	owned	oil/gas	159
Lombard	Lombard, Illinois	owned	oil/gas	64
Sabrooke	Rockford, Illinois	owned	oil/gas	70

Total				9,218

(1)
Beginning in January 2003, operations at Collins Station Units 4 and 5 (1,060 MW) and at Will County Station Units 1 and 2 (310 MW) were suspended pending improvement in market conditions.

(2)
Bloom peaking units were decommissioned in 2003.

ITEM 3. LEGAL PROCEEDINGS

        No material legal proceedings are presently pending against Midwest Generation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All the outstanding membership interest is, as of the date hereof, owned by Edison Mission Midwest Holdings, which is an indirect wholly owned subsidiary of Edison International. There is no market for the membership interest.

        Dividends on the membership interest will be paid when declared by Midwest Generation's board of managers. There were no cash dividends to Edison Mission Midwest Holdings in 2003, 2002 and 2001.

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

	Years Ended December 31,				Period from Inception (July 12, 1999) to December 31, 1999
	2003	2002	2001	2000
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$1,052.3	$1,148.7	$1,057.5	$1,089.2	$23.7
Operating expenses
Fuel and plant operations	723.7	745.7	756.4	745.9	22.4
Asset impairment and other charges and credits	1,025.3	(0.3)	—	—	—
Depreciation and amortization	171.7	175.6	166.7	167.7	5.7
Administrative and general	23.8	25.4	30.2	22.4	1.4

	1,944.5	946.4	953.3	936.0	29.5

Operating income (loss)	(892.2)	202.3	104.2	153.2	(5.8)
Interest and other expense	(233.4)	(227.6)	(258.3)	(311.3)	(14.3)

Loss before income taxes	(1,125.6)	(25.3)	(154.1)	(158.1)	(20.1)
Benefit for income taxes	436.9	9.5	56.4	61.7	7.7

Loss before accounting change	(688.7)	(15.8)	(97.7)	(96.4)	(12.4)
Cumulative effect of change in accounting, net of tax	(0.1)	—	—	—	—

Net loss	$(688.8)	$(15.8)	$(97.7)	$(96.4)	$(12.4)

	As of December 31,
	2003	2002	2001	2000	1999
	(in millions)
BALANCE SHEET DATA
Assets	$5,662.6	$6,500.6	$6,772.6	$6,730.4	$5,183.9
Current liabilities	981.7	1,179.1	230.1	260.4	49.3
Long-term debt	2,085.9	2,502.6	3,672.0	3,518.7	3,422.0
Lease financing	2,159.6	2,169.8	2,179.6	2,188.8	860.0
Other long-term obligations	103.3	191.8	227.3	212.5	214.2
Member's equity	332.1	457.3	463.5	549.9	638.5

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in millions)
CASH FLOW DATA
Cash provided by (used in) operating activities	$107.8	$171.4	$(39.1)	$93.1	$2.0
Cash provided by (used in) financing activities	(94.8)	(77.7)	132.3	1,446.5	4,072.0
Cash used in investing activities	(51.1)	(71.6)	(56.3)	(1,524.0)	(4,074.0)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements. These statements are based on Midwest Generation, LLC's (Midwest Generation's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth under "—Market Risk Exposures" and "—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Risks Related to the Business."

MANAGEMENT'S OVERVIEW, RISKS RELATED TO THE BUSINESS AND CRITICAL ACCOUNTING POLICIES

Management's Overview

Introduction

        Midwest Generation is a Delaware limited liability company formed on July 12, 1999 for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison, which are referred to as the Illinois Plants. Midwest Generation does not have any plans to purchase or develop new power plants at this time. Prior to the acquisition of the Illinois Plants, Midwest Generation had no significant business activity.

        Midwest Generation currently owns or leases 9,218 MW consisting of the following:

  •
  six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford, and Fisk Stations;

  •
  the Collins gas and oil-fired generating station consisting of 2,698 MW; and

  •
  a group of on-site generating peakers consisting of 477 MW and off-site generating peakers consisting of 422 MW, based on summer net dependable capacity.

        Since the acquisition of the Illinois Plants in December 1999, Midwest Generation has derived a substantial amount of its revenues under power purchase agreements with Exelon Generation Company, a subsidiary of Commonwealth Edison. Because of Exelon Generation's decision to exercise its contractual rights to gradually release all or a portion of the units subject to the power purchase agreements, Midwest Generation's dependence on Exelon Generation has decreased. During each of 2000, 2001 and 2002, approximately 99% of Midwest Generation's energy and capacity revenues were derived under the power purchase agreements. In 2003, this percentage decreased to approximately 65%, with the balance coming from sales by Midwest Generation into the wholesale power markets. After termination of the power purchase agreements in December 2004, Midwest Generation is expected to sell all of its energy and capacity into the wholesale power markets.

Industry Developments

        Beginning in 2001, a number of significant developments adversely affected merchant generators (companies that sell a majority of their generation into wholesale power markets), including Midwest Generation. These developments included lower prices and greater volatility in wholesale power markets in the United States, significant declines in the credit ratings of most major market participants, decreased availability of debt financing or refinancing, and a resulting decline of liquidity in the energy markets due to growing concern about the ability of counterparties to meet their obligations. These conditions adversely affected market participants, particularly in regions with excess generation capacity, including the MAIN region where the Illinois Plants are located.

        A significant factor affecting merchant generators in 2003 was the substantial increase in the price of natural gas, especially when compared with the less volatile cost of other fuels such as coal. For the year 2003, natural gas prices at Henry Hub (a major natural gas trading hub) averaged $5.48 per million British Thermal Units, commonly referred to as MMBtu, compared to $3.37 per MMBtu for 2002. Based upon data from NYMEX as of December 26, 2003, the calendar year 2004 forward natural gas prices at Henry Hub was $5.45 per MMBtu. Increases in natural gas prices during 2003 resulted in higher wholesale electricity prices (since natural gas is the primary fuel for many generation plants). This increase in natural gas prices was a positive factor for low-cost merchant coal facilities in markets dominated by gas-fired plants and somewhat positive for coal facilities in those markets more dependent on low-cost coal and nuclear facilities. In contrast, for gas-fired merchant generators that sell their power into markets dominated by low-cost coal and nuclear power facilities, the increase in natural gas prices adversely affected their results. These conditions adversely affected the Collins Station and small peaking units. See "Midwest Generation Overview of Operating Performance" below.

Midwest Generation Overview of Operating Performance

        Midwest Generation's 2003 net loss increased to $689 million from $16 million in 2002. 2003 was affected by two significant items:

  •
  a decrease in the amount of capacity sold to Exelon Generation under the power purchase agreements that were executed as part of the acquisition of the Illinois Plants, and

  •
  a $1.025 billion asset impairment charge related to the Collins Station and small peaking plants recorded during the second quarter of 2003.

        In accordance with the power purchase agreements, Exelon Generation released 4,548 MW of Midwest Generation's generating capacity for 2003 from the power purchase agreements. Of the generating capacity released by Exelon Generation, Midwest Generation suspended operations for 1,370 MW and decommissioned 45 MW. As a result, beginning in 2003, Midwest Generation had 3,109 MW of uncontracted capacity available for sale in the merchant generation market. Due to the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of Midwest Generation's total energy and capacity revenues decreased to 68% in 2003 from 99% in 2002 and 2001. Operating revenues decreased $96.4 million in 2003 compared to 2002 due to lower capacity revenues of $221.5 million resulting from the reduction in megawatts contracted under these power purchase agreements, partially offset by an increase of $126.9 million in energy revenues due to the shift to merchant generation. Midwest Generation's shift to merchant generation has resulted in minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements with Exelon Generation.

        The energy and capacity from any units of the Illinois Plants which are not subject to one of the power purchase agreements with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading on behalf of Midwest Generation with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is increasingly subject to near-term market risks related to the price of energy and capacity. Midwest Generation expects that capacity prices for merchant energy sales will, in the near term, be significantly lower to those currently received under its existing agreements with Exelon Generation as a result of the current generation overcapacity in the MAIN region market. Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements. See "Market Risk Exposures" for further discussion of forward market prices in the MAIN region.

        During the second quarter of 2003, Midwest Generation recorded an asset impairment charge of $1.025 billion ($625 million after tax) that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. The lower capacity revenue outlook was the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to an estimated fair market value of $78 million, and the book value of the eight small peaking plants was written down from $286 million to an estimated fair market value of $41 million. The estimated fair value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

Midwest Generation Refinancing of $693 Million Debt Maturity

        As of December 31, 2003, Midwest Generation had $692.7 million of debt maturing on December 15, 2004 under a subordinated loan agreement with Edison Mission Overseas Co. on terms matching those of a credit agreement between Edison Mission Midwest Holdings and commercial lenders. Midwest Generation is a guarantor of Edison Mission Midwest Holdings' obligations, which include $692.7 million of debt maturing on December 15, 2004. Both the Edison Mission Midwest Holdings and the Midwest Generation debt obligations maturing in December 2004 will need to be repaid or refinanced.

        Midwest Generation plans to refinance or repay its subordinated loan agreement as part of Edison Mission Midwest Holdings' plan to refinance or repay its $692.7 million debt obligation prior to its expiration in December 2004. Edison Mission Midwest Holdings, together with Midwest Generation, currently do not have sufficient cash to repay this indebtedness when due. Midwest Generation is currently contemplating a refinancing in the bank and capital markets.

Agreement in Principle to Terminate the Collins Station Lease

        Midwest Generation operates the Collins Station under a long-term lease. See "—Contractual Obligations—Lease Financings—Collins Station Lease." Due in part to higher long-term natural gas prices and the current generation overcapacity in the MAIN region, Midwest Generation does not believe the Collins Station is economically competitive in the current marketplace. In light of this, Midwest Generation has agreed in principle with the lease equity investor to terminate the Collins Station lease. The agreement in principle sets forth specified conditions required for the termination, including Midwest Generation successfully borrowing funds to finance the repayment of Collins Station lease debt of $774 million and settlement of Midwest Generation's termination liability with the lease equity investor. There is no assurance that the agreement in principle will result in termination of the Collins Station lease. If the termination occurs, Midwest Generation will take title to the Collins Station and, subject to its contractual obligation to Exelon Generation, plans to subsequently abandon the Collins Station or sell it to a third party.

        If Midwest Generation completes the lease termination and subsequently abandons the Collins Station, it expects to record a pretax loss of approximately $130 million (approximately $80 million after tax). If the lease termination does not occur, the terms of the lease will remain in effect and Midwest Generation will seek to restructure the lease with the lease equity investor.

Expansion of PJM in Illinois

        For the Illinois Plants to achieve their optimal value, it is important that efficient and fair markets exist in the Midwest region. The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison (ComEd), which has made a filing with the Federal Energy Regulatory Commission (FERC) to join the PJM System effective May 1, 2004. Although FERC has indicated its general approval for ComEd and American Electric Power (AEP) to join PJM if certain conditions designed to foster broad regional markets in the Midwest are met, the integration of AEP into PJM has been stalled due to the opposition of the states of Virginia and Kentucky. While EME and Midwest Generation have supported the entry of ComEd and AEP into PJM at the same time, they have nevertheless opposed ComEd's entry into PJM without AEP on numerous grounds, including the importance of the AEP system to the proper functioning of the markets administered by PJM. This issue is currently pending before FERC.

        If the FERC allows ComEd to join PJM on a stand alone basis on May 1, 2004, the Illinois Plants will become subject to PJM's market rules, including those designed to mitigate generation market power, which PJM has indicated may be applied as if the market is limited only to the generation within the ComEd footprint. (By contrast, PJM has stated to the FERC that market mitigation measures will likely not be necessary from and after the integration of AEP into PJM.) Midwest Generation has strongly opposed this limited view of the market with the FERC, and the matter is pending before FERC. If this opposition is unsuccessful, the price for sales of energy from the Illinois Plants (during the period prior to AEP joining PJM) not sold pursuant to bilateral agreement could be capped at the marginal operating cost to produce such energy plus ten percent, under the proposed rules of the PJM Market Monitor. See "—Midwest Generation is subject to extensive energy industry regulation."

Contracting Strategy

        Midwest Generation's goal is to reduce earnings and cash flow volatility and improve the predictability of operating results. To do this, Midwest Generation plans to implement a layered contracting strategy for forward sales contracts from the Illinois Plants. A layered contracting strategy means that Midwest Generation's marketing affiliate, Edison Mission Marketing & Trading, plans to enter into a number of forward contracts diversified by counterparty, contract term and generation product to reduce risk and enhance the predictability of revenues. Implementation of this strategy is dependent on a number of factors, such as a reduction in the current oversupply of generation, the rate of demand growth, and agreement between counterparties of reasonable credit support undertakings.

Obligations of Indirect Parent Companies of Midwest Generation

        In July 2001, Mission Energy Holding Company, the parent company of EME and indirect parent of Midwest Generation, issued $800 million of notes due 2008 and borrowed $385 million under a term loan. The financing documents entered into by Mission Energy Holding Company contain financial and investment covenants restricting EME and its subsidiaries. In December 2003, Midwest Generation EME, also an indirect parent company of Midwest Generation, entered into a guaranty of Mission Energy Holdings International's new secured credit facility. The secured credit facility contains provisions binding on EME and its subsidiaries. The guaranty by Midwest Generation EME contains covenants restricting Midwest Generation EME and its subsidiaries. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases, significantly limit or prohibit Midwest Generation's and Edison Mission Midwest Holdings' ability to, among other things, incur, refinance and prepay debt, make capital expenditures, pay dividends and make other distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to pay dividends or make other distributions and engage in mergers and consolidations. See "—Risks Related to the Business—Midwest Generation has a substantial amount of indebtedness, including short-term indebtedness due in 2004 and long-term lease obligations" for further discussion.

Risks Related to the Business

Midwest Generation has a substantial amount of indebtedness, including short-term indebtedness due in 2004 and long-term lease obligations.

        As of December 31, 2003, Midwest Generation had $692.7 million of debt maturing in December 2004 and $2.2 billion in lease financings. Midwest Generation's debt obligations under the subordinated loan agreement to Edison Mission Overseas Co. are on terms matching those of a credit agreement between Edison Mission Midwest Holdings and commercial lenders. Midwest Generation is a guarantor of Edison Mission Midwest Holdings' obligations, which include $692.7 million of debt maturing in December 2004 that will need to be repaid or refinanced. Edison Mission Midwest Holdings, together with Midwest Generation, are not expected to have sufficient cash to repay the $692.7 million debt due in December 2004, and there is no assurance that they will be able to refinance this debt obligation on similar terms and rates as the existing debt, on commercially reasonable terms, on the terms permitted under the financing documents entered into by Mission Energy Holding Company in July 2001 or under the guarantee entered into by Midwest Generation EME in December 2003, or at all. Midwest Generation's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the financial statements have been prepared on the basis that Midwest Generation will continue as a going concern and that uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance its obligation raises substantial doubt about Midwest Generation's ability to continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the resolution of this uncertainty. See "—Report of Independent Auditors," "—Notes to Financial Statements—Note 6. Long-Term Debt" and "—Notes to Financial Statements—Note 11. Lease Commitments," in Item 8. Financial Statements and Supplementary Data.

        A failure to repay or refinance Edison Mission Midwest Holdings' $692.7 million of debt as required by its terms could result in an event of default under the Edison Mission Midwest Holdings financing documents. An event of default under the Edison Mission Midwest Holdings financing documents would trigger cross-defaults under agreements to which Midwest Generation and Edison Mission Midwest Holdings are party, including the Collins, Powerton and Joliet leases. Any foreclosure by the Edison Mission Midwest Holdings lenders on the pledge of Midwest Generation's membership interests granted in connection with the financing of the acquisition of the Illinois Plants would result in a change in control of Midwest Generation. An acceleration of debt and lease payments due under the agreements referred to above would have a material adverse effect on Midwest Generation and could make it necessary for Midwest Generation to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

        Midwest Generation's substantial amount of debt and financial obligations presents the risk that Midwest Generation might not have sufficient cash to service its indebtedness or long-term lease obligations and could limit the ability of Midwest Generation to compete effectively or to operate successfully under adverse economic conditions.

Midwest Generation has substantial merchant operations that are subject to market risks related to wholesale energy prices.

        The energy and capacity from any units not subject to one of the power purchase agreements in 2004, and from all Midwest Generation's units after 2004, will be sold under terms, including price and quantity, to be negotiated by Edison Mission Marketing & Trading on behalf of Midwest Generation with wholesale customers or into the so-called "spot market." Thus, Midwest Generation will be increasingly subject to the market risks related to the price of energy and capacity.

        Among the factors that influence future market prices for energy and capacity in the MAIN region and PJM are:

  •
  prevailing market prices for fuel oil, coal and natural gas, and associated transportation costs;

  •
  the cost of emission credits or allowances;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

  •
  transmission congestion in and to the MAIN Region and/or PJM and regulatory developments surrounding the proposed PJM expansion, which could limit the prices at which Midwest Generation can sell its uncontracted energy;

  •
  the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in the MAIN region and PJM beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in the MAIN region and PJM from time to time; and

  •
  the rate of electricity use as a result of factors such as regional economic conditions and the implementation of conservation programs.

        There is no assurance that Midwest Generation's merchant operations will be successful in selling energy and capacity into the markets or that the prices received for the energy and capacity will generate positive cash flow. Due to the volatility of market prices in the MAIN region for energy and capacity during the past several years, Midwest Generation cannot predict whether sales of energy and capacity to other customers or the market will be at prices sufficient to generate cash flow necessary to meet Midwest Generation's obligations. If Midwest Generation's merchant operations are not successful, Midwest Generation may not be able to generate enough cash to service its own debt and lease obligations, which would have a material adverse effect on Midwest Generation. See "—Market Risk Exposures."

Midwest Generation is subject to extensive energy industry regulation.

        Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant, the ownership of a power plant and various aspects related to transmission access. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Illinois Plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. For more information, see "Item 1. Business—Regulatory Matters."

        In addition to its exposure to government regulation affecting all electric power suppliers and generating companies on a national level, Midwest Generation is especially susceptible to regulatory actions and litigation outcomes that are specific to the geographic power market in which the Illinois Plants are located.

        An important issue currently pending before the FERC is whether Commonwealth Edison's transmission system can be integrated into the transmission system administered by PJM on a stand alone basis, rather than simultaneously with AEP. If the integration of Commonwealth Edison into PJM standing alone is allowed by the FERC to proceed on May 1, 2004, the Illinois Plants will become subject to PJM's market rules, including those designed to mitigate generation market power, which PJM has indicated may be applied as if the market is limited only to the generation within the Commonwealth Edison footprint. If this occurs, the price for sales of energy from the Illinois Plants (during the period prior to AEP's integration) not sold pursuant to a bilateral agreement could be capped at their marginal operating cost plus ten percent, under the proposed rules of the PJM Market Monitor. However, Midwest Generation cannot predict the outcome of the FERC proceedings, nor the time when any action taken by the FERC may become effective or the time when AEP may become part of PJM. Further, as any possible negative effect of the FERC decisions will in large part affect power sales which are not made pursuant to bilateral agreements and as the amount of power which may be so contracted during the period after the decisions become effective cannot with precision be determined, it is not possible to estimate the possible negative effect, if any, upon Midwest Generation's results of operations and financial condition. See "Item 1. Business—Transmission."

        There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on Midwest Generation's business, results of operations or financial condition, nor can Midwest Generation provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. If Midwest Generation cannot comply with all applicable regulations, its business, results of operations, and financial condition could be adversely affected.

Midwest Generation is subject to extensive environmental regulation that may involve significant and increasing costs.

        Midwest Generation is subject to extensive environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected.

        Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. Midwest Generation cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants.

        Currently, environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect Midwest Generation's coal-fired plants. Also, coal plant emissions of nitrogen and sulfur oxides, mercury and particulates are potentially subject to increased controls and mitigation expenses. Changing environmental regulations could require Midwest Generation to purchase additional emissions allowances or make some units uneconomical to maintain or operate. If Midwest Generation cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected. See "—Environmental Matters and Regulations."

A substantial amount of Midwest Generation's revenues for 2004 will be derived under power purchase agreements with a single customer.

        During 2003, 2002 and 2001, approximately 65%, 99% and 99%, respectively, of Midwest Generation's energy and capacity revenues were derived under three power purchase agreements with Exelon Generation Company, a subsidiary of Exelon Corporation. Under each of the power purchase agreements, Exelon Generation has had the option to terminate each agreement with respect to all or a portion of the units subject to it. During 2003, Exelon Generation released 5,428 MW of Midwest Generation's generating capacity from the power purchase agreements. As a result, 3,859 MW remain subject to power purchase agreements with Exelon Generation in 2004. Midwest Generation believes that Exelon Generation will represent approximately half of Midwest Generation's revenues in 2004. The power purchase agreements terminate at the end of 2004. Exelon Corporation is the holding company of Commonwealth Edison and PECO Energy Company, major utilities located in Illinois and Pennsylvania. If Exelon Generation were to fail, become unable to fulfill or choose to terminate some of its obligations under these power purchase agreements, Midwest Generation might not be able to find another customer on similar terms for the output of its power generation assets. Any material failure by Exelon Generation to make payments under these power purchase agreements could adversely affect Midwest Generation's results of operations and financial condition.

EME's credit rating is below investment grade, which may adversely affect its ability to provide credit support for sales from Midwest Generation's plants.

        EME, directly and through a subsidiary, provides credit support to its subsidiaries, including Edison Mission Marketing & Trading, which markets the energy and capacity from Midwest Generation's plants. The credit support is in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. Without an investment grade rating, EME's ability to provide credit support to its subsidiaries is limited. If EME were unable to provide adequate credit support, this would reduce the number of counterparties willing to enter into bilateral contracts with Edison Mission Marketing & Trading, thus requiring it to rely on short-term and spot markets instead of bilateral contracts. Furthermore, if forward prices for power increase significantly, EME may not be able to meet margining requirements. Due to the increase in merchant sales following the expiration of the Exelon Generation power purchase agreements, the amount of credit support required is expected to increase in 2005. Failure to meet a margining requirement would permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract. See "—Liquidity and Capital Resources—Credit Ratings."

Midwest Generation's ability to meet its obligations under its long-term leases is dependent on payment of interest and principal on its notes receivable from EME.

        During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. Currently, the debt service payments made by EME on the intercompany notes evidencing this loan are the only source of cash available to Midwest Generation to make the lease payments under the Powerton and Joliet leases. Midwest Generation's ability to meet its obligations under the leases is dependent on receiving payment on these intercompany notes. There is no assurance that EME will have sufficient cash flow to meet its obligations under the intercompany notes or make payments on the EME guarantees of the Powerton and Joliet leases. A default by EME in the payment of these intercompany notes would result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its lease obligations would give rise to various remedies, including the right to terminate the Powerton and Joliet leases, which would result in the loss of revenues from the Powerton and Joliet power plants and would have a material adverse effect on Midwest Generation's business, results of operations and financial condition. For further discussion, see "—Liquidity and Capital Resources—Credit Ratings—Credit Ratings of Edison Mission Midwest Holdings."

Restrictions in the financing documents binding on Midwest Generation and its affiliates limit the ability of Edison Mission Midwest Holdings and Midwest Generation to enter into specified transactions that they otherwise might enter into, and may significantly impede their ability to refinance their debt.

        Midwest Generation EME, LLC and Mission Energy Holding Company have entered into debt agreements that contain restrictive covenants that are applicable to their subsidiaries, including Midwest

Generation. Midwest Generation has not guaranteed these obligations. However, these financing documents contain restrictions on the ability of Midwest Generation and Edison Mission Midwest Holdings to enter into specified transactions or engage in specified business activities, including, in some instances, a requirement that EME obtain the approval of Mission Energy Holding Company's board of directors. These restrictions may significantly impede the ability of Midwest Generation and Edison Mission Midwest Holdings to take advantage of business opportunities as they arise, to grow their business or compete effectively, or to develop and implement any refinancing plans in respect of their indebtedness. See "—Midwest Generation has a substantial amount of indebtedness, including short-term indebtedness due in 2004 and long-term lease obligations" for further discussion.

        In addition, in connection with the entry by Midwest Generation or its affiliates into new financings or amendments to existing financing arrangements, Midwest Generation's financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

General operating risks may decrease or eliminate the revenues generated by Midwest Generation or increase operating costs.

        The operation of power generation facilities involves many operating risks, including:

  •
  performance below expected levels of output or efficiency;

  •
  interruptions in fuel supply or increased fuel costs;

  •
  disruptions in the transmission of electricity;

  •
  breakdown or failure of equipment or processes, including large energy blackouts;

  •
  imposition of new regulatory requirements;

  •
  unavailability or increased cost of required emissions allowances;

  •
  employee work force factors, including strikes, work stoppages or labor disputes;

  •
  violation of permit requirements; and

  •
  operator error or catastrophic events such as terrorist activities, fires, tornadoes, explosions, floods or other similar occurrences affecting power generation facilities.

        There is no assurance that the occurrence of one or more of the events listed above would not significantly decrease or eliminate revenues generated by Midwest Generation's facilities or significantly increase the costs of operating them. Equipment and plant warranties and insurance may not be adequate to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet Midwest Generation's obligations as they become due and could have a material adverse effect on Midwest Generation.

Critical Accounting Policies and Estimates

Introduction

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

        Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of Midwest Generation's power sales and fuel supply agreements related to its generation activities either: (1) do not meet the definition of a derivative, or (2) qualify as normal purchases and sales and are, therefore, recorded on an accrual basis. Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credit risks, market liquidity and discount rates. See "—Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

Impairment

Long-Lived Assets

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

        The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that Midwest Generation considers important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends.

        During the second quarter of 2003, Midwest Generation assessed the impairment of its Illinois Plants. Midwest Generation has grouped the Illinois Plants into three asset groups: coal-fired power plants, the Collins Station and the small peaker plants. Management judgment was required to make this assessment based on the lowest level of cash flow that was viewed by management as largely independent of each other. The expected future undiscounted cash flow from Midwest Generation's merchant power plants is a critical accounting estimate because: (1) estimating future prices of energy and capacity in wholesale power markets is susceptible to significant change, (2) the forecast is over an extended time period due to the estimated useful life (15 to 33.75 years) of power plants, and (3) the impact of an impairment on Midwest Generation's financial position and results of operations would be material. The expected undiscounted future cash flow from the Collins Station and the small peaker plants did not exceed the carrying value of that asset group. The book value of these assets was written down from $858 million for the Collins Station and $286 million for the small peaker plants to an estimated fair market value of $78 million and $41 million, respectively. The estimated fair market value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate. The impairment charge relating to the Collins Station and the small peaking plants resulted from a revised long-term outlook for capacity revenues from these plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market.

Idle Facilities

        Due to lower wholesale prices for energy during 2002 and 2003 (see "—Market Risk Exposures—Commodity Price Risk"), Midwest Generation has suspended operations of four units at the Illinois Plants (Units 1 and 2 at Will County and Units 4 and 5 at the Collins Station). Midwest Generation continues to record depreciation on such assets during the period that Midwest Generation has suspended operations. Accounting for these units as idle facilities requires management's judgment that these units will return to service. Midwest Generation has continued the maintenance of these units in order to return them to service when market conditions improve on a sustained basis and future environmental uncertainties are resolved. If market conditions do not improve on a sustained basis, environmental uncertainties are not resolved or are resolved unfavorably, or if a decision is made not to return them to service due to other factors, Midwest Generation could sell or decommission one or more of these units. Such a decision could result in a loss on sale or a write-down of the carrying value of these assets.

Income Taxes

        SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Midwest Generation uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 8. Income Taxes" for additional details.

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

        At December 31, 2003, Midwest Generation's balance sheet included a deferred tax asset of $329 million. The deferred tax asset primarily relates to the difference between the book and tax basis of the Collins Station and related lease financing, which is generally referred to as a temporary difference. The Collins Station is treated as an operating lease for tax purposes and, accordingly, there are no capitalized assets or liabilities for income tax purposes. Accordingly, the lease debt in excess of the Collins Station leased asset results in the deferred tax asset. Midwest Generation's temporary differences will reverse based on future tax deductions in excess of book expenses. Midwest Generation believes it is more likely than not that these tax benefits will be realized in the future.

        For additional information regarding Midwest Generation's accounting policies, see "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 2. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Years Ended December 31,
	2003		2002		2001
Revenues (in millions)
Energy	$675		$549		$496
Capacity	380		601		582
Loss from price risk management	(3)		(1)		(21)

Total revenues	$1,052		$1,149		1,057

Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	13,949		26,879		26,231
Merchant	13,561		695		396

Total coal-fired generation	27,510		27,574		26,627

Equivalent Availability(1)	82.7	%(3)	84.8	%(4)	82.9	%(4)
Forced outage rate(2)	7.7%		6.5%		9.5%
Average realized energy price/MWhr:
Power purchase agreement	$18.08		$16.78		$15.87
Merchant	$26.57		$20.96		$28.96
All coal-fired generation	$22.27		$16.89		$16.06

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability captures the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shut down. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Midwest Generation generally refers to unplanned maintenance as a forced outage.

(3)
In 2003, equivalent availability was reported on an operating basis as certain units became merchant.

(4)
In 2002 and 2001, all units were under contract and equivalent availabilities shown are as calculated under the contract. Certain forced outages are considered non-curtailing or "excused" under the power purchase agreement if they occur during low demand periods. As such, these equivalent availabilities can be 1% to 4% higher than the actual equivalent availabilities calculated under an operating basis.

Operating Revenues

        Operating revenues decreased $96.4 million in 2003 compared to 2002 and increased $91.2 million in 2002 compared to 2001. The 2003 decline was primarily due to an approximately $221.5 million decrease in capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation, partially offset by an approximately $126.9 million increase in energy revenue due to the shift to merchant generation. The merchant generation currently earns minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to energy prices set forth in the power purchase agreements with Exelon Generation. The 2002 increase was due to higher generation and energy prices, increased capacity revenue from higher availability, and lower losses from price risk management activities.

        During 2003, Midwest Generation had one unit at the Collins Station available for sale into the wholesale power market. Due to the substantial increase in natural gas prices in 2003, the marginal cost of generation generally exceeded the spot price for energy. As a result, merchant sales from the Collins Station were minimal during 2003. See "—Liquidity and Capital Resources—Agreement in Principle to Terminate the Collins Station Lease."

        Losses from price risk management were $3.1 million, $1.3 million and $21.3 million in 2003, 2002 and 2001, respectively. The 2003 losses primarily reflect a mark-to-market adjustment of an embedded derivative Midwest Generation has to purchase energy from Calumet Energy Team LLC. Also included in the 2003 losses is the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. The ineffectiveness losses were attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd." Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded a net loss of $0.4 million and $0.2 million during the years ended December 31, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness. The 2002 losses were primarily due to the realized loss recognized on the futures contracts discussed below that expired in August 2002. The 2001 losses primarily resulted from the change in market value of futures contracts with respect to a portion of anticipated fuel purchases through 2002 that did not qualify for hedge accounting under SFAS No. 133.

Operating Expenses

        Operating expenses (excluding asset impairment charges in 2003) decreased $27.2 million in 2003 compared to 2002 and decreased $6.9 million in 2002 compared to 2001. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel costs decreased $5.7 million in 2003 compared to 2002, and increased $41.9 million in 2002 compared to 2001. The 2003 decrease was primarily due to lower fuel costs at the Collins Station. The 2002 increase was primarily due to increased coal generation and increased coal prices partially offset by lower fuel prices at the Collins Station.

        Plant operations expenses decreased $16.3 million in 2003 compared to 2002, and decreased $52.7 million in 2002 compared to 2001. The 2003 decrease was primarily due to lower labor costs resulting from cost reductions implemented in the fourth quarter of 2002, lower employee benefit costs and the elimination of rent expense on the Illinois peaker power units lease due to the termination of the lease in August 2002. The 2002 decrease was primarily due to maintenance and security costs that were lower in 2002 compared to 2001 due to a strike during June through October 2001 partially offset by approximately $4.7 million of severance expense recorded in 2002 due to cost reduction programs. In addition, rent expense related to the Illinois peaker power units lease was lower in 2002 compared to 2001 due to a decline in variable lease costs tied to changes in interest rates and as a result of the termination of the lease in August 2002.

        Depreciation and amortization expense decreased $3.9 million in 2003 compared to 2002 and increased $8.9 million in 2002 compared to 2001. The 2003 decrease was primarily due to the elimination of depreciation and amortization on the portion of the Collins Station and eight peaking plants as a result of the impairment changes taken in June 2003. The 2002 increase compared to 2001 was primarily due to the $300 million purchase of the peaker power units in August 2002 that were previously subject to a lease, in addition to other recurring capital expenditure additions. Depreciation expense primarily relates to the acquisition of the Illinois Plants which are being depreciated over periods ranging from 25 to 33.75 years and the Illinois peaker power units which are being depreciated over 15 years, effective August 2002. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback and the Collins Station sale-leaseback which are being amortized over the term of the leases.

        Asset impairment charges for 2003 consisted of a $1.025 billion ($625 million after tax) impairment charge during June 2003 that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. Asset impairment and other charges in 2002 consisted of a $25.4 million impairment charge during the third quarter of 2002 for the write-off of capitalized costs associated with the suspension of capital improvements at the Powerton Station and a $44.9 million loss during the fourth quarter of 2002 for future payments owed under a settlement agreement with Commonwealth Edison that terminated the obligation to build additional generation in Chicago.

        The settlement of postretirement employee benefit liability in 2002 related to a retirement health care and other benefits plan for union-represented employees that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on new benefits plans, which extend from January 1, 2003 through June 15, 2006. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002. The accounting for postretirement benefit liabilities has been determined on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Midwest Generation assumed, for accounting purposes, that it would provide for postretirement healthcare benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Midwest Generation had no legal obligation to do so. Under the new agreement, postretirement healthcare benefits will not be provided. Accordingly, Midwest Generation treated this as a plan termination under SFAS No. 106 and recorded a pre-tax gain of $70.7 million during the fourth quarter of 2002.

        Administrative and general expenses decreased $1.6 million in 2003 compared to 2002, and decreased $4.8 million in 2002 compared to 2001. The 2002 decrease was primarily due to a $4.3 million bad debt allowance related to gas purchases with Enron Corp. that was recognized in 2001.

Other Income (Expense)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Interest income and other expense	$(490)	$(510)	$440
Interest income from affiliate	113,354	118,879	129,637
Interest expense	(124,391)	(118,940)	(131,419)
Interest expense to affiliate	(221,845)	(227,066)	(256,940)

Total other expense	$(233,372)	$(227,637)	$(258,282)

        Interest income from affiliate decreased $5.5 million in 2003 compared to 2002 and decreased $10.8 million in 2002 compared to 2001. The 2003 decrease in interest income was due to the principal repayment received from EME in August 2002 on the $300 million note in connection with Midwest Generation's purchase of the peaker power units. The 2002 decrease was due to lower interest rates on the variable rate notes to EME and due to the repayment received from EME in August 2002 described above.

        Interest expense increased $5.5 million in 2003 compared to 2002 and decreased $12.5 million in 2002 compared to 2001. Interest expense relates to the lease financings of the Collins, Powerton and Joliet Stations. The 2003 increase was primarily the result of credit rating downgrades in 2002, which increased the index applicable to the variable component of the Collins lease financing. The 2002 decrease compared to 2001 was due to lower interest rates on the variable component of the Collins lease financing.

        Interest expense to affiliate decreased $5.2 million in 2003 compared to 2002, and decreased $29.9 million in 2002 compared to 2001. Interest expense to affiliate relates to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The 2003 decrease was due to lower debt balances on the subordinated revolving loan agreement, partially offset by higher interest costs on the variable rate subordinated loan agreement. The 2002 decrease was primarily due to lower interest rates on the variable rate loan for the majority of 2002.

Provision (Benefit) For Income Taxes

        Midwest Generation had effective income tax benefit rates of 38.8%, 37.6% and 36.6% in 2003, 2002 and 2001, respectively. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

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

Net Loss

        Midwest Generation generated net losses for all three years ended December 31, 2003, 2002 and 2001. The 2003 loss was primarily due to the Collins Station and small peaking plants impairment charges recorded in the second quarter of 2003. See "—Results of Operations—Operating Expenses" for additional discussion. Although Midwest Generation expects to generate cash flow from operations, it expects to incur losses after depreciation, amortization and interest expense for 2004. Midwest Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

Related Party Transactions

Edison Mission Marketing & Trading Agreements

        Midwest Generation entered into a Master Purchase, Sale and Services Agreement with Edison Mission Marketing & Trading, effective March 23, 2001, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emissions allowances.

        Midwest Generation compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions, and reimburses Edison Mission Marketing & Trading for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy	$.02/MWhr
Capacity	$.02/MW-day
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

        The net fees earned by Edison Mission Marketing & Trading were $1.1 million, $1.2 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amount due Midwest Generation from Edison Mission Marketing & Trading was $41.3 million and $6.5 million at December 31, 2003 and 2002, respectively.

        Midwest Generation also entered into several transactions through Edison Mission Marketing & Trading to sell surplus SO2 allowances to other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received was $10.3 million and $5.0 million during 2003 and 2002, respectively.

Fuel Services Agreements

        Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the service fee for the years ended December 31, 2003, 2002 and 2001 was $1.1 million, $1.1 million and $1.3 million, respectively.

Notes Receivable from Edison Mission Energy

        Proceeds arising from the Powerton-Joliet sale-leaseback transaction were used by Midwest Generation to make a loan to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. At December 31, 2003, EME was obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. In addition to the four intercompany notes relating to the Powerton-Joliet sale-leaseback, Midwest Generation loaned EME $300 million from the sale-leaseback of the peaker power units. EME paid off the $300 million note in August 2002 in connection with Midwest Generation's repurchase of the peaker power units. Midwest Generation earned interest income of $113.4 million, $118.9 million and $129.6 million during 2003, 2002 and 2001, respectively. For more information on the sale-leasebacks, see "—Contractual Obligations, Commitments and Contingencies."

Loan Agreements with Edison Mission Overseas Co.

        Edison Mission Midwest Holdings used the proceeds of the loan under the credit agreement that it entered into in December 1999 (a total of approximately $1.8 billion) to make an equity investment in its wholly owned subsidiary, Edison Mission Overseas Co., which in turn loaned the money to Midwest Generation. Edison Mission Overseas and Midwest Generation entered into a subordinated loan agreement with terms matching the terms of Edison Mission Midwest Holdings' credit agreement. Under the terms of the subordinated loan agreement, Midwest Generation is required to make payments to Edison Mission Overseas similar to those payments made by Edison Mission Midwest Holdings under its credit agreement. The obligations of Edison Mission Midwest Holdings are guaranteed by Midwest Generation. As of December 31, 2003, the borrowings of Midwest Generation under the subordinated loan agreement were approximately $692.7 million; this loan matures in December 2004. Midwest Generation has also entered into a subordinated revolving loan agreement with Edison Mission Overseas for up to $2.5 billion. This subordinated revolving loan agreement is due in 2034, with no principal payments required before maturity. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 6. Long-Term Debt," for more information about these loan agreements.

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

        Midwest Generation recorded a receivable from EME of $169.9 million on December 31, 2001 related to the tax due under the tax-allocation agreement. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under Midwest Generation's affiliate subordinated loan agreement with Edison Mission Overseas.

Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services, such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2003, 2002 and 2001 were $134.2 million, $124.7 million and $127.4 million, respectively.

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

Contribution of Services by Parent

        Midwest Generation EME, LLC is Midwest Generation's indirect parent and provides executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $10.6 million, $10.6 million and $11.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements.

Support Services Agreement with Parent

        Midwest Generation has entered into an agreement with Midwest Generation EME, LLC, to provide support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks Midwest Generation requests, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2003, 2002 and 2001 were $6.3 million, $6.8 million and $7.0 million, respectively.

New Accounting Standards

Introduction

        A number of changes in accounting standards or interpretations were issued or effective during 2003, including the following items that were relevant to Midwest Generation.

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

Statement of Financial Accounting Standards No. 146

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

Statement of Financial Accounting Standards No. 149

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

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements. See "—Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities."

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. Midwest Generation does not expect the adoption of this standard will have a material impact on its financial statements.

Emerging Issues Task Force No. 03-11

        In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying statements of operations. The consensus is effective prospectively for Midwest Generation's transactions or arrangements entered into or modified after September 30, 2003. The consensus had no impact on Midwest Generation's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical

        At December 31, 2003, Midwest Generation had cash and cash equivalents of $36.5 million compared to $74.7 million at December 31, 2002. Net working capital at December 31, 2003 was $(675.8) million compared to $(853.3) million at December 31, 2002. The negative working capital is the result of the classification of $692.7 million of debt as a current liability due December 2004 at December 31, 2003, compared to $911 million of debt classified as a current liability at December 31, 2002 that was due in December 2003.

        Net cash provided by (used in) operating activities was $107.8 million, $171.4 million and $(39.1) million in 2003, 2002 and 2001, respectively. The changes in cash provided by operating activities are due to lower operating income in 2003 and due to the timing of cash receipts and disbursements relating to working capital items.

        Net cash provided by (used in) financing activities totaled $(94.8) million, $(77.7) million and $132.3 million in 2003, 2002 and 2001, respectively. In 2003, Midwest Generation borrowed approximately $460 million on its subordinated revolving loan agreement with Edison Mission Overseas primarily to pay interest owed to Edison Mission Overseas under both its subordinated loan agreement and subordinated revolving loan agreement and to pay debt on Tranche A ($130.3 million) and Tranche B ($115.6 million) of its subordinated loan agreement with Edison Mission Overseas. In addition, Midwest Generation received a capital contribution of $550 million from Edison Mission Midwest Holdings which was used, together with cash on hand, to repay the remaining amounts due under Tranche A ($780.7 million) of its subordinated loan agreement with Edison Mission Overseas. In 2002, Midwest Generation generated operating cash flow which enabled the reduction of debt. In 2001, Midwest Generation required debt financing to meet operating cash obligations and capital expenditures.

        Net cash used in investing activities totaled $51.1 million in 2003, $71.6 million in 2002 and $56.3 million in 2001. The 2003 net decrease was primarily due to lower capital expenditures. In 2002, Midwest Generation received payment in full for the $300 million loan to EME, repurchased the Illinois peaker power units and made upgrades to plant equipment. In 2001, Midwest Generation made upgrades to plant equipment.

Purchase of Equipment under Lease

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

Current

        Midwest Generation plans to spend approximately $48 million on capital expenditures for 2004. These capital expenditures are planned to be financed by cash generated from operations. Midwest Generation's principal source of liquidity is cash on hand, payments by EME under the intercompany notes and future cash flow from operations. In addition, Midwest Generation has access to a $150 million working capital facility through its parent, which is scheduled to expire on December 15, 2004.

        As a result of the downgrade of the credit rating of Edison Mission Midwest Holdings by Standard & Poor's (see "Credit Ratings—Credit Ratings of Edison Mission Midwest Holdings"),

Midwest Generation repaid $245.9 million on October 29, 2003 under its subordinated loan agreement with its affiliate, Edison Mission Overseas (which mirrors Edison Mission Midwest Holdings' credit agreement with commercial lenders), through a borrowing under its subordinated revolving loan agreement, also with Edison Mission Overseas. The following table summarizes Midwest Generation's debt maturities to its affiliate (in millions):

	At December 31, 2003	Due Date
Subordinated Loan Agreement (Tranche B)	$692.7	December 15, 2004
Subordinated Revolving Loan Agreement	2,085.9	December 15, 2034

Total Subordinated Debt	$2,778.6

        On December 11, 2003, an equity contribution of $550 million was made by Edison Mission Midwest Holdings to Midwest Generation. Midwest Generation used these funds, together with cash on hand, to repay the remaining amounts due under Tranche A of its subordinated loan agreement with Edison Mission Overseas, which in turn distributed these funds to Edison Mission Midwest Holdings. Edison Mission Midwest Holdings used these funds to repay its approximately $781 million indebtedness due on December 11, 2003, which Midwest Generation had guaranteed.

        Midwest Generation plans to repay or refinance Tranche B of its subordinated loan agreement as part of Edison Mission Midwest Holdings' plan to repay or refinance its $692.7 million debt obligation (guaranteed by Midwest Generation) prior to its maturity on December 15, 2004. Edison Mission Midwest Holdings does not have sufficient cash to repay this indebtedness when due.

Edison Mission Midwest Holdings Credit Facility Covenants

        Midwest Generation's parent company, Edison Mission Midwest Holdings, is the borrower under a $1.869 billion credit facility with a group of commercial banks. Amounts outstanding under this facility have been reduced to $692.7 million as of December 31, 2003. Midwest Generation has guaranteed its parent company's obligations under this credit facility. The funds borrowed under this facility were used to fund Midwest Generation's original acquisition and provide working capital to its operations. As part of the original acquisition, Midwest Generation entered into a sale-leaseback transaction for the Collins Station and then subsequently entered into sale-leaseback transactions for the Powerton Station and the Joliet Station in August 2000. In order for Edison Mission Midwest Holdings to make a distribution, Edison Mission Midwest Holdings must be in compliance with the covenants specified in these agreements, including maintaining a minimum credit rating. Because the credit rating of Edison Mission Midwest Holdings is below investment grade, no distributions can currently be made by Edison Mission Midwest Holdings to its parent company, and ultimately, to EME at this time. See "—Credit Ratings."

        Edison Mission Midwest Holdings must maintain a debt service coverage ratio for the prior twelve-month period of at least 1.50 to 1 as long as the power purchase agreements with Exelon Generation represent 50% or more of Edison Mission Midwest Holdings' and its subsidiaries' revenues. If the power purchase agreements with Exelon Generation represent less than 50% of Edison Mission Midwest Holdings' and its subsidiaries' revenues, it must maintain a debt service coverage ratio of at least 1.75 to 1. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. Failure to meet the historical debt service coverage ratio and the debt-to-capital ratio are events of default under the credit agreement and Collins lease agreements, which, upon a vote by a majority of the lenders could cause an acceleration of the due date of the obligations of Edison Mission Midwest Holdings and those associated with the Collins lease. Such an acceleration could result in an event of default under the Powerton and Joliet leases. During the 12 months ended December 31, 2003, the historical debt service coverage ratio was 2.06 to 1 and the debt-to-capital ratio was approximately 0.36 to 1.

        There are no restrictions on the ability of Midwest Generation to make payments on the outstanding intercompany loans from its affiliate Edison Mission Overseas (which is also a subsidiary of Edison Mission Midwest Holdings) or to make distributions directly to Edison Mission Midwest Holdings.

Credit Ratings

Overview

        Credit ratings for EME, Edison Mission Midwest Holdings and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	B
Edison Mission Midwest Holdings	Ba3	B
Edison Mission Marketing & Trading	Not Rated	B

        On October 28, 2003, Standard & Poor's Ratings Service downgraded the credit rating of Midwest Generation's parent, Edison Mission Midwest Holdings (syndicated loan facility to B from BB-). Standard & Poor's also lowered the credit ratings on Midwest Generation's indirect parent, EME (senior unsecured debt to B from BB-), on Edison Mission Marketing & Trading (corporate credit rating to B from BB-), on the pass-through certificates related to the sale-leaseback of the Powerton and Joliet stations (to B from BB-), and on the senior secured bank facility related to the sale-leaseback of the Collins Station (to B from BB-). Standard & Poor's removed the ratings from CreditWatch with negative implications on December 12, 2003, following the repayment of $781 million of debt by Edison Mission Midwest Holdings; however, the outlook remains negative. Moody's Investors Service has assigned a negative rating outlook for EME and Edison Mission Midwest Holdings.

        These ratings actions did not trigger any defaults under Edison Mission Midwest Holdings' credit facilities or those of the other affected entities. See "—Credit Ratings of Edison Mission Midwest Holdings" for further discussion of the impact of the ratings actions on Edison Mission Midwest Holdings.

        Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered further. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of Edison Mission Marketing & Trading

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. As of February 27, 2004, EME had provided $65.4 million in collateral to support Edison Mission Marketing & Trading's operations including the forward sales and hedging activities related to Midwest Generation.

        Midwest Generation anticipates that sales of its power through Edison Mission Marketing & Trading may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements and increases in merchant sales could further increase the need for credit support related to price risk management activities. Without an investment grade credit rating, EME's ability to provide credit support may be limited. Midwest Generation may provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to Midwest Generation's merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that EME and Midwest Generation will be able to provide credit support to Edison Mission Marketing & Trading.

Credit Ratings of Edison Mission Midwest Holdings

        As a result of Edison Mission Midwest Holdings' credit rating being below investment grade since October 2002, provisions in the agreements binding on Edison Mission Midwest Holdings have required it to deposit, on a quarterly basis, 100% of its excess cash flow as defined in the agreements into a cash flow recapture account held and maintained by the collateral agent. In accordance with these provisions, Edison Mission Midwest Holdings deposited $245.9 million into the cash flow recapture account in 2002 and 2003. The funds in the cash flow recapture account were to be used only to meet debt service obligations of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed, if funds were not otherwise available from working capital. The deposit of funds into this account limits the amount of funds that would otherwise be available by Edison Mission Midwest Holdings to lend to Midwest Generation to meet working capital requirements.

        As a result of the October 28, 2003 Standard & Poor's downgrade of Edison Mission Midwest Holdings to B from BB-, the cash on deposit in the cash flow recapture account ($245.9 million) was required to be used to prepay Edison Mission Midwest Holdings' indebtedness, with the amount of such prepayment applied ratably to the $911 million and $808.3 million tranches thereof. Therefore, on October 29, 2003, $130.3 million from the cash flow recapture account was applied to the $911 million tranche and $115.6 million was applied to the $808.3 million tranche, thereby reducing the debt obligations to $780.7 million and $692.7 million, respectively. Subsequently, Edison Mission Midwest Holdings repaid the $780.7 million tranche in full on December 11, 2003. In the future, so long as the ratings remain at the current level or lower, amounts of excess cash flow deposited in the cash flow recapture account at the end of each calendar quarter will be used upon deposit to prepay amounts then outstanding under the $692.7 million bank facility. There was no change to the cost of borrowings for Edison Mission Midwest Holdings as a result of the downgrade.

        As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the original amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. Debt service payments by EME on the promissory notes are currently the only source of cash available to Midwest Generation to meet its payment obligations under the Powerton and Joliet leases. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. Accordingly, EME is still obligated to continue to make payments under the intercompany loans from Midwest Generation, notwithstanding EME's inability to receive distributions from Edison Mission Midwest Holdings because Edison Mission Midwest Holdings' credit rating is below investment grade. Since Edison Mission Midwest Holdings is restricted from making distributions to EME, however, EME needs to generate sufficient cash flow from other subsidiaries or sources in excess of its interest and overhead costs to continue to make payments under the intercompany loans from Midwest Generation. There is no assurance that EME will have sufficient cash flow to meet these obligations. If Midwest Generation does not receive payment on the intercompany loans from EME, Midwest Generation would not be able to meet its lease obligations under the Powerton and Joliet leases due to restrictions under the financing documents related to the Powerton and Joliet leases. If EME also failed to pay under its guarantee, this would result in an event of default under the Powerton and Joliet leases and could lead to default under the Collins lease and credit agreement of Edison Mission Midwest Holdings, which Midwest Generation has guaranteed. These events would have a material adverse effect on Midwest Generation.

Off-Balance Sheet Transactions

        Midwest Generation has off-balance sheet activities related to operating leases in place for equipment, primarily leased barges and railcars that have terms which range from as short as 9 months to 16 years. See "—Contractual Obligations, Commitments and Contingencies" for Midwest Generation's minimum operating lease obligations.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

        The following table summarizes Midwest Generation's contractual obligations as of December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Long-term debt to affiliate	$692.7	$—	$—	$—	$—	$2,085.9	$2,778.6
Lease financings	147.7	191.4	275.2	313.9	314.0	2,197.4	3,439.6
Operating lease obligations	13.6	10.9	10.3	9.7	8.8	65.5	118.8
Capital improvements	14.2	—	—	—	—	—	14.2
Calumet Energy Team contract	3.6	3.7	3.8	3.9	4.0	8.6	27.6
Fuel supply contracts	334.6	326.2	221.4	98.6	7.8	31.9	1,020.5

Total Contractual Obligations	$1,206.4	$532.2	$510.7	$426.1	$334.6	$4,389.3	$7,399.3

Long-term Debt to Affiliate

        In connection with the acquisition of its power generation assets, Midwest Generation obtained two loans from an affiliate, Edison Mission Overseas. The terms of the subordinated loan agreement with Edison Mission Overseas mirror the terms and conditions of Edison Mission Midwest Holdings' credit agreement with principal payments due in December 2004. The subordinated revolving loan agreement with Edison Mission Overseas is due in 2034 with no scheduled principal repayment prior to its maturity. These loans are subordinate to Midwest Generation's lease rent obligations as well as its obligation as a guarantor under Edison Mission Midwest Holdings' credit agreement. See "—Results of Operations—Related Party Transactions—Loan Agreements with Edison Mission Overseas Co." for additional discussion.

Lease Financings

Collins Station Lease—

        In connection with the 1999 acquisition of the power generation assets from Commonwealth Edison, Midwest Generation assigned the right to purchase the Collins gas and oil-fired power plant to four third-party lessors. The third parties purchased the Collins Station for an aggregate price of $860 million and entered into leases of the plant with an affiliate of Midwest Generation. Midwest Generation's affiliate entered into subleases with Midwest Generation. The subleases, which are being accounted for as a lease financing, each have an initial term of 33.75 years with payments due on a quarterly basis. If a lessor intends to sell its interest in the Collins Station, Midwest Generation has a right of first refusal to acquire the interest at fair market value. See "Management's Overview, Risks Related to the Business and Critical Accounting Policies—Management's Overview" for discussion of Midwest Generation's plans with respect to the Collins Lease.

        The owner/lessor under the Collins Station lease issued notes in the amount of the lessor debt to Midwest Funding LLC, a funding vehicle which is wholly owned by Broad Street Contract Services, Inc. The notes mature in January 2014 and are referred to as the lessor notes. Midwest Funding LLC, in turn, entered into a commercial paper and loan facility with a group of banks pursuant to which it borrowed the funds required for its purchase of the lessor notes. These borrowings are currently scheduled to mature in December 2004 and are referred to as the lessor borrowings. The rent under the Collins Station lease includes both a fixed component and a variable component, which is affected by movements in defined interest rate indices. If the lessor borrowings are not repaid at maturity, by a refinancing or otherwise, the interest rate on them would increase at specified increments every three months, which would be reflected in adjustments to the Collins Station lease rent payments. Under the Collins Station lease, Midwest Generation may request the owner/lessor to cause Midwest Funding LLC to refinance the lessor borrowings in accordance with guidelines set forth in the lease, but such refinancing is subject to the owner/lessor's approval. If the lessor borrowings are not refinanced by December 2004 because the owner/lessor's approval is not obtained or refinancing is not commercially available, rent under the Collins Station lease would increase by approximately $9 million for the first quarter of 2005 and increase approximately $2 million for each subsequent quarter thereafter. See "—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Management's Overview" for discussion of Midwest Generation's plans with respect to the Collins Lease.

Powerton-Joliet Facilities Sale-Leaseback—

        In August 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton-Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. Midwest Generation loaned the proceeds from the sale of the facilities to EME. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. EME guarantees Midwest Generation's payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. Midwest Generation makes lease payments from the principal and interest payments it receives from EME as well as Midwest Generation's cash flow from operating activities. Because of the block on distributions in the Edison Mission Midwest Holdings credit agreement due to the current rating of Edison Mission Midwest Holdings debt, provisions in agreements binding on Midwest Generation prohibit Midwest Generation from using its revenues to make lease payments. While the restrictions are in place, the debt service payments made by EME on the intercompany notes due to Midwest Generation are the only source of cash available to Midwest Generation to make its rent payments. Midwest Generation is also required to pay operating expenses and other expenses, including interest on and principal of its subordinated loans. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases. For more information on Midwest Generation's loans to EME, see "—Management's Overview, Risks Related to the Business and Critical Accounting Policies—Risks Related to the Business."

        In the event of a default under the leases, each lessor can exercise all of its rights under the applicable lease, including repossessing the power plant and seeking monetary damages. Each lease sets forth a termination value payable upon termination for default and in certain other circumstances, which generally declines over time and in the case of default may be reduced by the proceeds arising from the sale of the repossessed power plant. A default under the terms of the Collins or Powerton-Joliet leases could result in a loss of Midwest Generation's ability to use such power plant and would have a material adverse effect on Midwest Generation's results of operations and financial position.

Fuel Supply Contracts

        Midwest Generation has entered into several fuel purchase agreements with various third-party suppliers for the purchase and/or transport of coal and fuel oil. The contracts range from one year to ten years in length. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses.

Calumet Energy Team Contract

        At December 31, 2003, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

Commitments

Interconnection Agreement

        Midwest Generation has entered into interconnection agreements with Commonwealth Edison to provide interconnection services necessary to connect the Illinois Plants with its transmission systems. Unless terminated earlier in accordance with their terms, the interconnection agreements will terminate on a date mutually agreed to by both parties. This date may not exceed the retirement date of the Illinois Plants. Midwest Generation is required to compensate Commonwealth Edison for all reasonable costs associated with any modifications, additions or replacements made to the interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Illinois Plants.

Contingencies

Guarantees and Indemnities

Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests—

        Midwest Generation has guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $692.7 million at December 31, 2003. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 6. Long-Term Debt."

Tax Indemnity Agreement—

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

Indemnity Provided as Part of the Acquisition from Commonwealth Edison—

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse

Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At December 31, 2003, Midwest Generation had $9.9 million recorded as a liability related to this matter and had made $1.2 million in payments.

Environmental Matters and Regulations

Introduction

        Midwest Generation is subject to environmental regulation by federal, state and local authorities in the United States. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

State

Air Quality

        In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The study, which is to be submitted between September 30, 2003 and September 30, 2004, also requires an evaluation of incentives to promote renewable energy and the establishment of a banking system for certifying credits from voluntary reductions of greenhouse gases. The law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations. Until the Illinois EPA issues its findings and proposes regulations in accordance with the findings, if such regulations are proposed, Midwest Generation cannot evaluate the potential impact of this legislation on the operations of its facilities.

        Beginning with the 2003 ozone season (May 1 through September 30), Midwest Generation has been required to comply with an average NOx emission rate of 0.25 lb NOx/MMBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard will be met by averaging the emissions of all Midwest Generation's power plants. Beginning with the 2004 ozone season, Midwest Generation's facilities will become subject to the federally-mandated "NOx SIP Call" regulation that will cap ozone-season NOx emissions within a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. Midwest Generation has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the pending NOx limitations.

Water Quality

        The Illinois EPA is reviewing the water quality standards for the DesPlaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from Joliet and Will County. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards have not been developed at this time. At this time no new standards have been proposed, so Midwest Generation cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

Federal—United States of America

Clean Air Act

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

Mercury Maximum Achievable Control Technology Determination

        In December 2000, the United States Environmental Protection Agency (EPA) announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On December 15, 2003, the EPA issued proposed rules for regulating mercury emissions from coal-fired power plants. The EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind the EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On February 24, 2004, the EPA announced a Supplemental Notice of Proposed Rulemaking that provides more details on their emissions cap and trade proposal for mercury. At this time, the EPA anticipates finalizing the regulations in December 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

        Until the mercury regulations are finalized, Midwest Generation cannot fully evaluate the potential impact of these regulations on the operations of its facilities. Potential future capital costs related to these regulations could be material, depending upon the final standards adopted by the EPA.

National Ambient Air Quality Standards

        New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by the EPA in July 1997. It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

        Because of the delays resulting from the litigation over the new standards, the EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and non-attainment areas under the two standards in 2004. Once these designations are published, states will be required to revise their state implementation plans (SIPs) to achieve attainment of the revised standards. The revised SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

        In December 2003, the EPA proposed rules that would require states to revise their SIPs to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. This proposed "Interstate Air Quality" rule is designed to be completed before states must revise their SIPs to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015. The EPA is expected to issue final rules in December 2004.

        At this time, Midwest Generation cannot predict the emission reduction targets that the EPA will ultimately adopt or the specific timing for compliance with those targets. In addition, any additional obligations on Midwest Generation's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Illinois revises its SIP. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or financial impacts resulting from required capital improvements or operational charges.

New Source Review Requirements

        On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.

        Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below). In January 2004, EPA announced new enforcement actions against several power generating facilities.

        On December 31, 2002, the EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

        A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

        On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the EPA. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the EPA related to these same plants. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the EPA with respect to Midwest Generation's facilities.

        EPA's enforcement policy on alleged NSR violations is currently uncertain. These developments will continue to be monitored by Midwest Generation to assess what implications, if any, they will have on the operation of its power plants or on Midwest Generation's results of operations or financial condition.

Clean Water Act—Cooling Water Intake Structures

        On February 16, 2004, the Administrator of the EPA signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Midwest Generation is in the process of evaluating this regulation, which could have a material impact on some of Midwest Generation's facilities.

Federal Legislative Initiatives

        There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, Midwest Generation is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation and Asbestos.

        Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

        The cost of investigation, remediation or removal of these substances may be substantial. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs.

        With respect to Midwest Generation's liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at our sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial condition.

        Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs. Midwest Generation has agreed to reimburse Commonwealth Edison for specified environmental matters. See "Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities" for a discussion of this indemnity agreement.

International

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

        In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, Midwest Generation may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions. To date, none have passed through Congress. In addition, there have been several petitions from states and other parties to compel the EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the EPA denied a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit), and, the D.C. Circuit has granted intervention requests from 10 states that support EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

        Notwithstanding the Bush administration position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol. The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. Currently, the countries ratifying the Kyoto Protocol account for 44.2% of carbon dioxide emissions. Although Russia also indicated at the Johannesburg Summit on September 2002 its desire to ratify the treaty, it stepped back from that position in late 2003 and has yet to set a date for ratification. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is essential to bring the treaty into effect.

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

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action, 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury, 3) recommends the establishment of a "Mercury Program" within UNEP, 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization, and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If Midwest Generation does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on its operations.

MARKET RISK EXPOSURES

Introduction

        As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets. Midwest Generation's primary market risk exposures arise from fluctuations in electricity and fuel prices, emission allowances, transmission rights and interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview, Risks Related to the Business and Critical Accounting Policies—Management's Overview" and "Liquidity and Capital Resources—Credit Ratings" for a discussion of market developments and their impact on Midwest Generation's credit and the credit of its counterparties.

Commodity Price Risk

Overview

        Midwest Generation's merchant operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with Midwest Generation's risk management policies through Edison Mission Marketing & Trading. Policies are in place which define the risk tolerance for Midwest Generation. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets. Edison Mission Marketing & Trading enters into forward contracts for a portion of its electric output that is not committed to be sold under the power purchase agreements with Exelon Generation in order to provide more predictable earnings and cash flow. When appropriate, Edison Mission Marketing & Trading manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

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

  •
  transmission congestion in and to the MAIN region and/or PJM and regulatory developments surrounding the proposed PJM expansion;

  •
  the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in the MAIN region and PJM beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in the MAIN region and surrounding areas from time to time; and

  •
  the rate of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

Status of the Exelon Generation Power Purchase Agreements

        Approximately 65% of Midwest Generation's energy and capacity sales in 2003 were to Exelon Generation under the power purchase agreements. As a result of notices given in 2003, Midwest Generation's reliance on sales into the wholesale market will increase in 2004 from 2003. As discussed in detail below, 3,859 MW of Midwest Generation's generating capacity remains subject to power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under these power purchase agreements.

        In June 2003, Exelon Generation exercised its option to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of capacity at the Crawford Unit 7, Waukegan Unit 6 and Will County Unit 3 is no longer subject to the power purchase agreement beginning January 1, 2004. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        In October 2003, Exelon Generation exercised its option to retain under a power purchase agreement for calendar year 2004 the 1,084 MW of capacity and energy from Midwest Generation's Collins Station. Exelon Generation also exercised its option to release from a related power purchase agreement 302 MW of capacity and energy (out of a possible total of 694 MW subject to the option) from Midwest Generation's natural gas and oil-fired peaking units, thereby retaining under that contract 392 MW of the capacity and energy of such units for calendar year 2004.

        Under the Collins Station power purchase agreement, Exelon Generation has the right to purchase all the energy associated with unreleased capacity produced by the Collins Station. Energy prices vary depending on the total annual number of megawatt-hours of energy purchased and the market price of natural gas. When purchases exceed an annual threshold of 2.7 million MWhr, prorated to 1.085 million MWhr in 2003 and 2004 due to the release of units, Exelon Generation purchases energy at market prices and thus bears all subsequent risk of changes in the market price of natural gas and fuel oil used to produce the energy purchased. The Collins Station is capable of burning fuel oil in lieu of natural gas, which enables Midwest Generation to use fuel oil when it costs less than natural gas. Midwest Generation has in the past purchased and has in inventory stocks of fuel oil for this purpose.

Merchant Sales

        The energy and capacity from any units which are not subject to one of the power purchase agreements with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is subject to the market risks related to the price of energy and capacity described above. Midwest Generation expects that capacity prices for merchant energy sales will, in the near term, be negligible in comparison to those Midwest Generation currently receives under its existing agreements with Exelon Generation (the possibility of minimal revenues is due to the current oversupply conditions in this marketplace). Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. Midwest Generation intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

        During 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants are expected to be direct "wholesale customers" and broker arranged "over-the-counter." The most liquid over-the-counter markets in the Midwest region are sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into Cinergy," "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

        The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for 2003. Due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation. Market prices are included for "Into Cinergy" for illustrative purposes.

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$42.62	$20.77	$30.81	$44.38	$21.46	$32.00
February	54.43	23.13	37.81	58.09	24.00	39.99
March	47.96	22.35	33.92	51.68	24.34	36.69
April	39.12	15.05	26.67	41.12	15.96	28.11
May	29.59	10.80	19.57	28.89	10.68	19.18
June	30.27	8.17	19.22	28.41	8.31	18.36
July	41.63	12.81	27.07	39.15	11.72	25.29
August	48.75	13.84	29.61	48.80	13.53	29.46
September	27.44	9.85	17.67	28.07	10.36	18.23
October	24.47	12.01	18.17	24.95	13.51	19.17
November	24.78	14.32	18.51	23.66	14.61	18.23
December	34.72	12.49	22.56	34.71	14.73	23.73

Yearly Average	$37.15	$14.63	$25.13	$37.66	$15.27	$25.70

(1)
On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2004 and calendar year 2005 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales "Into ComEd" and "Into Cinergy" during 2003. These forward prices will continue to fluctuate as a result of a number of factors, including gas prices, electricity demand, which is also affected by economic growth, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices.

	Into ComEd*
	2004			2005
Forward Energy Prices Date
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January 31, 2003	$45.50	$18.75	$30.83	$40.75	$19.50	$29.10
February 28, 2003	41.15	18.25	28.78	39.75	19.00	28.88
March 31, 2003	37.00	16.75	26.76	38.75	17.75	28.14
April 30, 2003	34.39	16.25	25.12	36.75	17.25	26.35
May 31, 2003	31.09	15.75	22.35	33.50	16.75	24.31
June 30, 2003	34.17	17.25	25.52	36.00	18.25	26.93
July 31, 2003	44.72	20.00	31.16	45.50	21.00	31.54
August 30, 2003	43.72	19.00	30.70	44.50	20.00	32.12
September 30, 2003	31.33	15.75	23.02	31.00	16.75	23.40
October 31, 2003	27.17	14.75	20.36	28.00	15.75	21.28
November 27, 2003	28.17	14.75	21.01	29.00	15.75	21.93
December 31, 2003	30.17	15.25	22.63	31.00	16.25	22.91

	Into Cinergy*
	2004			2005
Forward Energy Prices Date
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January 31, 2003	$45.00	$20.00	$31.29	$41.57	$21.38	$30.50
February 28, 2003	41.53	19.70	29.73	40.56	20.88	30.25
March 31, 2003	38.86	18.57	28.60	38.95	19.63	29.18
April 30, 2003	36.80	18.07	27.22	36.95	19.13	27.44
May 31, 2003	32.95	17.98	24.42	34.18	18.43	25.54
June 30, 2003	36.68	18.98	27.63	37.74	19.93	28.64
July 31, 2003	46.15	21.88	32.84	47.34	22.88	33.40
August 30, 2003	45.15	20.88	32.36	46.34	21.88	33.98
September 30, 2003	33.25	17.36	24.77	33.63	18.44	25.52
October 31, 2003	29.62	17.08	22.74	30.12	17.68	23.29
November 27, 2003	30.62	17.08	23.40	31.11	17.68	23.95
December 31, 2003	32.62	17.58	25.02	33.11	18.18	24.92

(1)
On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through Friday, excluding NERC holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for both "Into ComEd" and "Into Cinergy" delivery points.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets' having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Due to factors beyond Midwest Generation's control, market liquidity has decreased significantly since the beginning of 2002 and a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities, resulting in far fewer creditworthy participants in these electricity markets. See "—Credit Risk," below.

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

        Under PJM's proposed revisions to the PJM Tariff, the integration of Commonwealth Edison into PJM could result in market power mitigation measures being imposed on future power sales by Midwest Generation in the NICA energy and capacity markets. See "Item 1. Business—Transmission." In addition, power produced by Midwest Generation not under contract with Exelon Generation is sold using transmission obtained from Commonwealth Edison under its open-access tariff filed with the FERC, and the application of the PJM Tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. EME and Midwest Generation have contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis and the imposition of market power mitigation measures proposed by PJM for the NICA energy and capacity markets. Midwest Generation is unable to predict the outcome of these efforts, the effect of integration of Commonwealth Edison into PJM on an "islanded" basis, the effect of integration of American Electric Power into PJM, or any final integration configuration for PJM on the markets into which Midwest Generation sells its power.

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

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2003 as compared to 2002 is attributable to the decline in average market prices during 2003 to below contracted prices at December 31, 2003, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	December 31,
	2003	2002
	(in thousands)
Commodity price:
Electricity contracts	$2,132	$(647)

        In assessing the fair value of its derivative financial instruments, Midwest Generation uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of December 31, 2003 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$2,132	$1,377	$755	$—	$—

        A 10% adverse change in forward prices would decrease the fair market value of outstanding commodity contracts at December 31, 2003 by $33.4 million.

Credit Risk

        As a result of Exelon Generation's notification to release some of Midwest Generation's units from the respective power purchase agreements in 2003 and 2004, Midwest Generation is selling a significant portion of its energy into wholesale power markets and intends to hedge its merchant portfolio risk through Edison Mission Marketing & Trading.

        In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies and financial institutions, collectively referred to as counterparties. Due to factors beyond Midwest Generation's control, a number of formerly significant trading parties have completely withdrawn from the market or substantially reduced their trading activities since the beginning of 2002, thereby potentially increasing exposure to the remaining counterparties. The reduction in the credit quality of traditional trading parties increases Midwest Generation's credit risk. In addition, the decrease in market liquidity may require Midwest Generation to rely more heavily on wholesale electricity sales to wholesale customer markets which may also increase its credit risk. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation. Midwest Generation's agreement with Edison Mission Marketing & Trading transfers the risk of non-payment of accounts receivable from counterparties to Edison Mission Marketing & Trading.

        To manage credit risk, Edison Mission Marketing & Trading looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. Edison Mission Marketing & Trading measures, monitors, and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. Edison Mission Marketing & Trading also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. Edison Mission Marketing & Trading manages portfolio credit risk based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of Edison Mission Marketing & Trading's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate the facilities and Midwest Generation's lease costs under the Collins Station lease. Based on the amount of variable rate debt and leases outstanding on December 31, 2003, a 100 basis point change in interest rates at December 31,

2003 would increase or decrease Midwest Generation's 2004 annual income before taxes by approximately $14.7 million. For additional information on outstanding debt and lease obligations, see "Notes to Financial Statements—Note 6. Long-Term Debt" and "Notes to Financial Statements—Note 11. Lease Commitments."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Midwest Generation's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Midwest Generation's disclosure controls and procedures are effective.

Internal Control over Financial Reporting

        There have not been any changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

MIDWEST GENERATION, LLC
REPORT OF INDEPENDENT AUDITORS

To the Member and Board of Managers of Midwest Generation, LLC:

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Generation, LLC at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 104 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated March 25, 2002.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has $693 million in debt obligations that mature in December 2004. Uncertainty regarding the ability of the Company to repay or refinance this obligation raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is described in Note 6. The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

        As explained in Note 2 to the financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations."

PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2004

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

MIDWEST GENERATION, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Revenues
Energy revenues	$310,416	$534,097	$484,706
Capacity revenues	379,804	601,262	581,669
Energy and capacity revenues from marketing affiliate	365,141	14,568	12,381
Loss from price risk management	(3,105)	(1,250)	(21,274)

Total operating revenues	1,052,256	1,148,677	1,057,482

Operating Expenses
Fuel	390,601	396,345	354,425
Plant operations	333,012	349,328	402,000
Asset impairment and other charges	1,025,332	70,341	—
Settlement of postretirement employee benefit liability	—	(70,654)	—
Depreciation and amortization	171,714	175,631	166,718
Administrative and general	23,837	25,399	30,160

Total operating expenses	1,944,496	946,390	953,303

Operating income (loss)	(892,240)	202,287	104,179

Other Income (Expense)
Interest income and other	112,864	118,369	130,077
Interest expense	(346,236)	(346,006)	(388,359)

Total other expense	(233,372)	(227,637)	(258,282)

Loss before income taxes	(1,125,612)	(25,350)	(154,103)
Benefit for income taxes	436,945	9,520	56,439

Loss Before Accounting Change	(688,667)	(15,830)	(97,664)
Cumulative effect of change in accounting, net of tax (Note 2)	(74)	—	—

Net Loss	$(688,741)	$(15,830)	$(97,664)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
BALANCE SHEETS
(In thousands)

	December 31,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$36,535	$74,652
Accounts receivable, net of allowance of none in 2003 and $4,269 in 2002	38,707	61,090
Due from affiliates	67,350	6,603
Fuel inventory	64,763	79,293
Spare parts inventory	18,880	18,636
Interest receivable from affiliate	56,350	56,395
Assets under price risk management	12,747	2,312
Other current assets	10,525	26,844

Total current assets	305,857	325,825

Property, Plant and Equipment	4,190,337	5,285,234
Less accumulated depreciation	544,463	480,097

Net property, plant and equipment	3,645,874	4,805,137

Notes receivable from affiliate	1,365,423	1,366,502
Deferred taxes	329,151	—
Other assets	16,286	3,155

Total Assets	$5,662,591	$6,500,619

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$25,799	$32,333
Accrued liabilities	70,339	90,975
Due to affiliates	2,991	3,444
Interest payable	89,228	88,051
Interest payable to affiliates	79,765	40,545
Liabilities under price risk management	10,615	2,959
Current maturities of subordinated long-term debt with affiliate	692,704	911,000
Current portion of lease financing	10,214	9,792

Total current liabilities	981,655	1,179,099

Subordinated revolving line of credit with affiliate	2,085,894	1,694,282
Subordinated long-term debt with affiliate, net of current maturities	—	808,308
Lease financing, net of current portion	2,159,641	2,169,855
Deferred taxes	—	73,354
Benefit plans and other long-term liabilities	103,328	118,430

Total Liabilities	5,330,518	6,043,328

Commitments and Contingencies (Notes 10 and 11)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	1,241,133	680,515
Accumulated deficit	(910,966)	(222,225)
Accumulated other comprehensive income (loss)	1,906	(999)

Total Member's Equity	332,073	457,291

Total Liabilities and Member's Equity	$5,662,591	$6,500,619

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF MEMBER'S EQUITY
(In thousands)

	Membership Interests	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2000	$—	$658,631	$(108,731)	$—	$549,900
Non-cash contribution of services	—	11,297	—	—	11,297
Net loss	—	—	(97,664)	—	(97,664)

Balance at December 31, 2001	—	669,928	(206,395)	—	463,533
Non-cash contribution of services	—	10,587	—	—	10,587
Net loss	—	—	(15,830)	—	(15,830)
Other comprehensive loss	—	—	—	(999)	(999)

Balance at December 31, 2002	—	680,515	(222,225)	(999)	457,291
Contributions	—	550,000	—	—	550,000
Non-cash contribution of services	—	10,618	—	—	10,618
Net loss	—	—	(688,741)	—	(688,741)
Other comprehensive income	—	—	—	2,905	2,905

Balance at December 31, 2003	$—	$1,241,133	$(910,966)	$1,906	$332,073

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net Loss	$(688,741)	$(15,830)	$(97,664)
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative effect of change in accounting for derivatives, net of income tax expense of $15,870 in 2001	—	—	20,834
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(6,219), $(614) and $430 for 2003, 2002 and 2001, respectively	(9,764)	(960)	611
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(8,073), $25 and $15,124 for 2003, 2002 and 2001, respectively	12,669	(39)	(21,445)

Other comprehensive income (expense)	2,905	(999)	—

Comprehensive Loss	$(685,836)	$(16,829)	$(97,664)

The accompanying notes are in integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Loss after accounting change, net	$(688,741)	$(15,830)	$(97,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	171,714	175,631	166,718
Provision for doubtful accounts	—	—	4,269
Non-cash contribution of services	10,618	10,587	11,297
Asset impairment charges	1,025,332	25,402	—
Settlement of postretirement employee benefit liability	—	(70,654)	—
Deferred taxes	(402,458)	16,479	44,038
Cumulative effect of change in accounting, net of tax	74	—	—
Decrease (increase) in accounts receivable	22,383	9,892	(4,425)
Increase in due to/from affiliates	(61,200)	(20,881)	(41,343)
Decrease (increase) in inventory	14,286	(169)	(43,631)
Decrease (increase) in interest receivable from affiliate	45	2,490	(42,021)
Decrease (increase) in other current assets	16,319	(19,051)	(1,339)
Increase (decrease) in accounts payable	(6,534)	15,141	2,592
Increase (decrease) in accrued liabilities	(20,636)	16,550	(72,556)
Increase in interest payable	40,397	3,471	43,428
Increase (decrease) in other liabilities	(13,945)	31,045	(16,890)
Increase (decrease) in net liabilities under price risk management	125	(8,753)	8,401

Net cash provided by (used in) operating activities	107,779	171,350	(39,126)

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	20,000	60,000	264,352
Repayments of subordinated long-term debt with affiliate	(1,046,604)	(60,000)	(121,500)
Borrowings from subordinated revolving line of credit with affiliate	460,460	134,059	122,038
Repayments of subordinated revolving line of credit with affiliate	(68,848)	(202,604)	(111,597)
Capital contributions	550,000	—	—
Repayment of capital lease obligation	(9,792)	(9,173)	(20,967)

Net cash provided by (used in) financing activities	(94,784)	(77,718)	132,326

Cash Flows From Investing Activities
Capital expenditures	(37,862)	(370,156)	(56,264)
Increase in restricted cash	(14,329)	(1,957)	—
Repayments of loan from affiliate	1,079	300,498	—

Net cash used in investing activities	(51,112)	(71,615)	(56,264)

Net increase (decrease) in cash and cash equivalents	(38,117)	22,017	36,936
Cash and cash equivalents at beginning of period	74,652	52,635	15,699

Cash and cash equivalents at end of period	$36,535	$74,652	$52,635

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

        Midwest Generation, LLC, which is referred to as Midwest Generation, a wholly owned subsidiary of Edison Mission Midwest Holdings Co., an indirect wholly owned subsidiary of Edison Mission Energy, which is referred to as EME. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International. Midwest Generation is a Delaware limited liability company formed on July 12, 1999 for the purpose of obtaining financing and acquiring, owning and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Illinois Plants, for the purpose of producing electric energy.

        On December 15, 1999, Midwest Generation completed its acquisition of 100% of the ownership interests in the Illinois Plants and assumed specified liabilities from Commonwealth Edison. The accompanying financial statements reflect the operations of the Illinois Plants commencing from the date of acquisition. The acquisition has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The acquisition was financed through a capital contribution by Edison Mission Midwest Holdings of approximately $650 million and subordinated debt from another subsidiary of Edison Mission Midwest Holdings of approximately $3.4 billion.

        Concurrent with the acquisition, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 megawatt (MW) gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases has an initial term of 33.75 years. These subleases have been accounted for as a lease financing for accounting purposes. See Note 11—Lease Commitments, for more information.

        Midwest Generation currently owns or leases 9,218 MW as a result of the acquisition, consisting of the following:

  •
  six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations;

  •
  the Collins gas and oil-fired generating station consisting of 2,698 MW; and

  •
  a group of on-site generating peakers consisting of 477 MW and off-site generating peakers consisting of 422 MW, based on summer net dependable capacity.

        In connection with the acquisition of the Illinois Plants, Midwest Generation entered into three separate and concurrent five-year power purchase agreements for the coal-fired stations, the Collins Station and the peaker stations with Commonwealth Edison. These power purchase agreements expire on December 31, 2004. Subsequent to the acquisition, Commonwealth Edison assigned its rights and obligations under these power purchase agreements to Exelon Generation. For the past four years, Midwest Generation has derived the substantial majority of its revenue from the sale of energy and capacity to Exelon Generation under these power purchase agreements. As permitted by the power purchase agreements during 2002 and 2003, Exelon Generation has released 5,428 MW of Midwest Generation's coal-fired, Collins and peaker stations from the power purchase agreements for 2004, thereby retaining 3,859 MW under the power purchase agreements for 2004. Midwest Generation has entered into a contract with Edison Mission Marketing & Trading to sell energy into the wholesale market, to engage in hedging activities, and to provide scheduling and other services. Edison Mission Marketing & Trading also purchases natural gas and enters into fuel hedging arrangements on Midwest Generation's behalf.

Note 2. Summary of Significant Accounting Policies

Management's Use of Estimates in Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Midwest Generation considers cash and cash equivalents to include cash and short-term investments with maturities of three months or less.

Inventory

        Inventory consists of spare parts, natural gas, coal and fuel oil and is stated at the lower of weighted average cost or market.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives:

Power plant facilities	15 – 30 years
Emission allowances	25 – 34.5 years
Plant and equipment under lease financing	30 – 33.75 years
Equipment, furniture and fixtures	3 – 7 years

        As part of the acquisition of the Illinois Plants, Midwest Generation acquired emission allowances under the EPA's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, Midwest Generation intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, Midwest Generation has classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances are amortized over the estimated lives of the Illinois Plants on a straight-line basis.

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

Revenue Recognition

        Midwest Generation records revenue and related costs as electricity is generated or services are provided unless Midwest Generation is subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and does not qualify for the normal sales and purchases exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with Edison Mission Marketing & Trading. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assume the risks and rewards of ownership. Therefore, Midwest Generation records settlement of non-trading physical forward contracts on a gross basis. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Accordingly, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Derivative Instruments

        SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts), SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. The power purchase agreements with Exelon Generation and coal contracts either do not qualify as derivatives under SFAS No. 133 or meet the normal sales and purchases exception. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        SFAS No. 133 sets forth the accounting requirements for cash flow and fair value hedges. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. SFAS No. 133 provides that the changes in fair value of derivatives designated as fair value hedges and the corresponding changes in the fair value of the hedged risk attributable to a recognized asset, liability, or unrecognized firm commitment be recorded in earnings. If the fair value hedge is effective, the amounts recorded will offset in earnings.

Cumulative Effect of Change in Accounting Principle

        Upon adoption of SFAS No. 133, deferred gain related to 2001 financial options of $20.8 million, after tax, was recorded as an unrealized holding gain reflected in accumulated other comprehensive income in the balance sheet. There was no cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133.

Income Taxes

        Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the long-term state tax apportionment factors of the Edison International group. Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). During the fourth quarter of 2002, Midwest Generation realized $189.9 million of the tax receivable on its books through a reduction in amounts owed under its subordinated loan agreement with Edison Mission Overseas Co.

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

Statement of Financial Accounting Standards No. 146

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

Statement of Financial Accounting Standards No. 149

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

Statement of Financial Accounting Standards Interpretation No. 45

        In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation establishes reporting requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on Midwest Generation's financial statements. See disclosure regarding guarantees and indemnities in Note 10—Commitments and Contingencies.

Statement of Financial Accounting Standards Interpretation No. 46

        In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities." The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. Midwest Generation does not expect the adoption of this standard will have a material impact on its financial statements.

Emerging Issues Task Force No. 03-11

        In July 2003, the EITF reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes." EITF Issue No. 03-11 provides guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," should be considered. Gains and losses on non-trading derivative instruments are recognized in income (loss) from price risk management in the accompanying statements of operations. The consensus is effective prospectively for Midwest Generation's transactions or arrangements entered into or modified after September 30, 2003. The consensus had no impact on Midwest Generation's financial statements.

Note 3. Asset Impairment Charges

        During the second quarter of 2003, Midwest Generation recorded an asset impairment charge of $1.025 billion ($625 million after tax) that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. The lower capacity revenue outlook was the result of a number of factors, including higher long-term natural gas prices and the current generation overcapacity in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to an estimated fair market value of $78 million, and the book value of the eight small peaking plants was written down from $286 million to an estimated fair market value of $41 million. The estimated fair value was determined based on discounting estimated future pretax cash flows using a 17.5% discount rate.

        During 2002, Midwest Generation recorded an asset impairment charge of $25.4 million related to the write-off of capitalized costs associated with the suspension of capital improvements at its Powerton

Station and $44.9 million related to future payments owed under a settlement agreement with Commonwealth Edison that terminated the obligation to build additional generation in Chicago.

Note 4. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(999)	$(999)
Current period change	2,905	2,905

Balance at December 31, 2003	$1,906	$1,906

        Unrealized gains on cash flow hedges at December 31, 2003 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These gains arise because current forecasts of future electricity prices are lower than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $1.4 million, after tax, of the net unrealized gains on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that when the hedged items are recognized in earnings, the net unrealized gains associated with them will be offset. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through July 31, 2005.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded a net loss of $0.4 million and $0.2 million during the years ended December 31, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the statement of operations. No comparable amount was recorded for the year ended December 31, 2001.

Note 5. Property, Plant and Equipment

        At December 31, 2003 and 2002, property, plant and equipment consisted of the following:

	2003	2002
Land	$32,009	$34,949
Power plant facilities	1,880,042	2,121,410
Emission allowances	834,203	867,350
Construction in progress	31,405	27,551
Equipment, furniture and fixtures	7,283	6,974
Plant and equipment under lease financing	1,405,395	2,227,000

	4,190,337	5,285,234
Accumulated depreciation and amortization	(544,463)	(480,097)

Property, plant and equipment, net	$3,645,874	$4,805,137

        Property, plant and equipment includes assets which are capitalized under lease financing. The total consists of $38 million for the Collins Station and $1.367 billion for the aggregate purchase of the Powerton and Joliet stations. Midwest Generation recorded amortization expense related to the leased facilities of $55.8 million, $68.1 million and $68.1 million for 2003, 2002 and 2001, respectively.

Accumulated amortization related to the leased facilities was $147.6 million, $177.9 million and $109.8 million at December 31, 2003, 2002 and 2001, respectively.

Note 6. Long-Term Debt

        In December 1999, Midwest Generation entered into a subordinated loan agreement ("Subordinated Loan Agreement") with another subsidiary of Edison Mission Midwest Holdings, Edison Mission Overseas Co., with terms matching those of a credit agreement as described further below under Parent Company Credit Agreement. Under the terms of the subordinated loan agreement, Midwest Generation is required to make payments to Edison Mission Overseas similar to those payments made by Edison Mission Midwest Holdings under its credit agreement. As of December 31, 2003 and 2002, the borrowings under the Subordinated Loan Agreement were approximately $693 million and $1.7 billion, respectively.

        In December 1999, Midwest Generation also entered into a subordinated revolving loan agreement with Edison Mission Overseas for up to $2 billion, which was increased for up to $2.5 billion in May 2001. Amounts outstanding under the Subordinated Revolving Loan Agreement bear interest at a fixed rate of 8.0% with payments due quarterly. The outstanding principal balance is due in December 2034. As of December 31, 2003 and 2002, total draws under the Subordinated Revolving Loan Agreement were approximately $2.1 billion and $1.69 billion, respectively.

        For the periods ended December 31, 2003, 2002 and 2001, under the Subordinated Revolving Loan Agreement and the Subordinated Loan Agreement, Midwest Generation incurred and accrued interest charges of approximately $221.8 million, $227.1 million and $256.9 million, respectively.

        At December 31, 2003, the future maturities of the debt are as follows:

Years Ending December 31,
2004	692,704
2005	—
2006	—
2007	—
2008
Thereafter	2,085,894

Total	$2,778,598

Management Plans for Refinancing $693 Million Debt Maturity

        Edison Mission Midwest Holdings, together with Midwest Generation, is not expected to have sufficient cash to repay its $692.7 million debt due to commercial lenders in December 2004. Midwest Generation plans to refinance its subordinated loan agreements as part of Edison Mission Midwest Holdings' plan to refinance its $692.7 million debt obligation (guaranteed by Midwest Generation) prior to its expiration in December 2004. Management believes that Midwest Generation will be able to refinance the debt maturing in December 2004 through a combination of borrowings in the bank and capital markets. Completion of refinancing is subject to a number of uncertainties, including the availability of new credit from the capital and bank markets. Accordingly, there is no assurance that Edison Mission Midwest Holdings will be able to refinance this debt when it becomes due or that the terms will not be substantially different from those under the current credit facility.

Parent Company Credit Agreement

        Edison Mission Midwest Holdings has a credit agreement with a number of commercial lending institutions for a combination of loans and lines of credit aggregating $842.7 billion. At December 31,

2003, the financing consisted of (1) a $692.7 million revolving credit facility due 2004, referred to as Tranche B, and (2) a $150 million working capital facility due 2004, referred to as Tranche C. Under Tranche C, Edison Mission Midwest Holdings had available $150 million of borrowing capacity at both December 31, 2003 and 2002.

        Amounts outstanding under the credit agreement bear interest at variable Eurodollar rates or Base rates as defined in the credit agreement, at the option of Edison Mission Midwest Holdings. If Edison Mission Midwest Holdings elects to pay Eurodollar rates, interest costs include a margin of 0.75% to 2.00% on Tranches B and C, depending on Edison Mission Midwest Holdings' debt rating. At December 31, 2003 and 2002, the margin was 2.00% on each of Tranches B and C. The effective interest rate was 3.25% on Tranche B at December 31, 2003.

        Additionally, Edison Mission Midwest Holdings pays a facility fee of 0.25% to 1.25% on each of Tranches B and C, depending on Edison Mission Midwest Holdings' current debt rating, on the total outstanding commitment irrespective of usage. At December 31, 2003 and 2002, the facility fee was 1.25% on each of Tranches B and C. Edison Mission Midwest Holdings also pays an agent bank fee of $50,000 per year. Edison Mission Midwest Holdings used the proceeds from the credit agreement to make a loan to Edison Mission Overseas, which in turn loaned the funds to Midwest Generation.

        The principal collateral for any borrowing under the credit agreement consists of a pledge of intercompany promissory notes from EME, pledges of ownership interests in subsidiaries of Edison Mission Midwest Holdings, including Midwest Generation, and a pledge of the ownership interest in Edison Mission Midwest Holdings and cash ($0.1 million at December 31, 2003) deposited in a restricted cash account. In addition, Midwest Generation has executed a guarantee in support of the borrowings under the credit agreement.

        Edison Mission Midwest Holdings has financial and non-financial debt covenants associated with its debt. Edison Mission Midwest Holdings must maintain a specified debt service coverage ratio as follows: net cash flows over the aggregate of principal, interest, and fixed charges for a specified period exceeding 1.75 to 1 if Midwest Generation's revenue under the Exelon Generation contracts is less than 50%, or 1.5 to 1 if Midwest Generation's revenue under the Exelon Generation contracts is 50% or more. In addition, Edison Mission Midwest Holdings must maintain a debt-to-capital ratio no greater than 0.60 to 1. During the 12 months ended December 31, 2003, the historical debt service coverage ratio was 2.06 to 1 and the debt-to-capital ratio was approximately 0.36 to 1.

        The fair market value of the long-term debt approximates the carrying value due primarily to the frequent repricing of interest rates.

Note 7. Price Risk Management Activities

        Midwest Generation's risk management policy allows for the use of derivative financial instruments through Edison Mission Marketing & Trading to limit financial exposure to electricity and fuel prices for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with Midwest Generation's risk management policies through Edison Mission Marketing & Trading. Policies are in place which define the risk tolerance for Midwest Generation. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type. The change in fair value of electricity contracts is attributable to the decline in average market prices to below contracted prices during December 2003, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	December 31,
	2003	2002
	(in thousands)
Commodity price:
Electricity contracts	$2,132	$(647)

Note 8. Income Taxes

        Income tax expense includes the current tax benefit from operating loss and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset (liability) were:

	Years Ended December 31,
	2003	2002
Deferred tax assets
Property, plant and equipment—basis differences	$374,722	$(59,584)
Lease financing	9,665	(2,914)
Price risk management	4,078	(4,854)
Illinois net operating loss carryforward	3,897	12,528

Subtotal	392,362	(54,824)
Valuation allowance	(9,655)	(5,377)

Total	$382,707	$(60,201)

Deferred tax liabilities
Employee benefits	$(14,639)	$(19,668)
Accrued expenses	(17,449)	3,156
State taxes	(20,837)	3,780
Other	(631)	(421)

Total	(53,556)	(13,153)

Deferred tax asset (liability), net	$329,151	$(73,354)

        Midwest Generation has $46 million of loss deductions at December 31, 2003 from Illinois state tax losses which expire beginning in 2020. The estimated long-term apportionment rate for California and Illinois state taxes is 62% and 10%, respectively. The benefit for income taxes is comprised of the following:

	Years Ended December 31,
	2003	2002	2001
Current
Federal	$(30,159)	$(23,231)	$(87,631)
State	(2,472)	(3,408)	(12,846)

Total current	$(32,631)	$(26,639)	$(100,477)

Deferred
Federal	$(341,610)	$14,708	$35,043
State	(62,704)	2,411	8,995

Total deferred	(404,314)	17,119	44,038

Benefit for income taxes	$(436,945)	$(9,520)	$(56,439)

        Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2003	2002	2001
Expected benefit for federal income taxes	$(393,964)	$(8,872)	$(53,936)
Increase in benefit resulting from:
State tax benefit, net of federal taxes	(42,981)	(648)	(2,503)

Benefit for income taxes	$(436,945)	$(9,520)	$(56,439)

Effective benefit rate	38.8%	37.6%	36.6%

Note 9. Employee Benefit Plans

        Employees of Midwest Generation are eligible for various benefit plans of Edison International.

Pension Plans

        Midwest Generation maintains a pension plan specifically for the benefit of its union employees. Midwest Generation's non-union employees participate in the Edison International pension plan. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature.

        The expected contributions (all by employer) for the plans are approximately $9.1 million for the year ended December 31, 2004. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

        Midwest Generation uses a December 31 measurement date for all its plans.

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2003	2002	2003	2002
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$30,010	$14,837	$8,448	$6,427
Service cost	9,119	8,777	1,066	998
Interest cost	1,693	1,019	558	471
Actuarial loss	(396)	2,574	811	552
Amendments	—	2,997	—	—
Benefits paid	(194)	(194)	(1,725)	—

Projected benefit obligation at end of year	$40,232	$30,010	$9,158	$8,448

Accumulated benefit obligation at end of year	$28,974	$19,229	$9,158	$8,448

Change in plan assets
Fair value of plan assets at beginning of year	$14,341	$12,250	$—	$—
Actual return on plan assets	4,457	(1,567)	—	—
Employer contributions	6,588	3,852	1,725	—
Benefits paid	(194)	(194)	(1,725)	—

Fair value of plan assets at end of year	$25,192	$14,341	$—	$—

Funded status	$(15,040)	$(15,669)	$(9,158)	$(8,448)
Unrecognized net loss	5,000	8,641	1,897	1,154
Unrecognized prior service cost	2,766	2,997	—	—

Recorded asset (liability)	$(7,274)	$(4,031)	$(7,261)	$(7,294)

Additional detail of amounts recognized in balance sheets:
Intangible asset	—	1	—	—
Accumulated other comprehensive income	—	—	—	—
Weighted-average assumptions at end of year:
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

        Components of pension expense are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2003	2002	2001	2003	2002	2001
Service cost	$9,119	$8,777	$5,526	$1,066	$998	$872
Interest cost	1,693	1,019	573	558	471	372
Expected return on plan assets	(1,376)	(1,235)	(750)	—	—	—
Net amortization and deferral	395	117	44	68	34	14

Total expense recognized	$9,831	$8,678	$5,393	$1,692	$1,503	$1,258

Change in accumulated other comprehensive income	—	—	—	—	—	—
Weighted-average assumptions:
Discount rate	6.50%	7.00%	7.25%	6.50%	7.00%	7.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%

        Asset allocations for plans are:

		December 31,
	Target for 2004
		2003	2002
United States equity	45%	46%	45%
Non-United States equity	25%	26%	25%
Private equity	4%	3%	3%
Fixed income	26%	25%	27%

Postretirement Benefits Other Than Pensions

        A portion of Midwest Generation's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by Midwest Generation. Eligibility depends on a number of factors, including the employee's hire date. Employees in union-represented positions were covered by a retirement health care and other benefits plan that expired on June 15, 2002. In October 2002, Midwest Generation reached an agreement with its union-represented employees on new benefits plans, which extend from January 1, 2003 through June 15, 2006. Midwest Generation continued to provide benefits at the same level as those in the expired agreement until December 31, 2002. The accounting for postretirement benefit liabilities has been determined on the basis of a substantive plan under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." A substantive plan means that Midwest Generation assumed, for accounting purposes, that it would provide for postretirement healthcare benefits to union-represented employees following conclusion of negotiations to replace the current benefits agreement, even though Midwest Generation had no legal obligation to do so. Under the new agreement, postretirement healthcare benefits will not be provided. Accordingly, Midwest Generation treated this as a plan termination under SFAS No. 106 and recorded a pre-tax gain of $70.7 million during the fourth quarter of 2002.

        On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. Midwest Generation has elected to defer accounting for the effects of the Act until the earlier of the issuance of guidance by the Financial Accounting Standards Board on how to account for the Act, or the remeasurement of plan assets and obligations subsequent to January 31, 2004. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit expense in the financial statements or this note do not reflect the effects of the Act on Midwest Generation's plan.

        The expected contributions (all by the employer) for the postretirement benefits other than pensions plan are $90 thousand for the year ended December 31, 2004. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

        Midwest Generation uses a December 31 measurement date.

        Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$—	$71,611	$20,396	$16,363
Service cost	—	3,086	576	701
Interest cost	—	4,392	1,029	1,200
Actuarial loss (gain)	—	(8,435)	3,058	2,142
Amendment	—	—	(6,390)	—
Settlement	—	(70,654)	—	—
Benefits paid	—	—	(64)	(10)

Benefit obligation at end of year	$—	$—	$18,605	$20,396

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	—	—	64	10
Benefits paid	—	—	(64)	(10)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$—	$—	$(18,605)	$(20,396)
Unrecognized net loss	—	—	7,803	4,974
Unrecognized prior service cost	—	—	(5,871)	—

Recorded liability	$—	$—	$(16,673)	$(15,422)

Assumed health care cost trend rates:
Rate assumed for following year	—	—	12.00%	9.75%
Ultimate rate	—	—	5.00%	5.00%
Year ultimate rate reached	—	—	2010	2008
Weighted-average assumptions at end of year:
Discount rate	—	—	6.25%	6.75%

        Expense components of postretirement benefits are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2003	2002	2001	2003	2002	2001
Service cost	$—	$3,086	$2,508	$576	$701	$627
Interest cost	—	4,392	4,523	1,029	1,200	1,030
Settlement	—	(70,654)	—	—	—	—
Net amortization and deferral	—	—	(172)	(290)	114	46

Total expense (revenue)	$—	$(63,176)	$6,859	$1,315	$2,015	$1,703

Assumed health care cost trend rates:
Current year	—	10.50%	11.00%	9.75%	10.50%	11.00%
Ultimate rate	—	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	—	2008	2008	2008	2008	2008
Weighted-average assumptions:
Discount rate	—	7.25%	7.50%	6.40%	7.25%	7.50%

        For the non-union plan, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2003 by $4.1 million and annual aggregate service and interest costs by $0.4 million. For the non-union plan, decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2003 by $3.3 million and annual aggregate service and interest costs by $0.3 million.

Description of Investment Strategies for United States Plans

        The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Midwest Generation employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance is measured against targets. Midwest Generation also monitors the stability of its investments managers' organizations.

        Allowable investment types include:

  •
  United States Equity: Common and preferred stocks of large, medium, and small companies which are predominantly United States-based.

  •
  Non-United States Equity: Equity securities issued by companies domiciled outside the United States and in depositary receipts which represent ownership of securities of non-United States companies.

  •
  Private Equity: Limited partnerships that invest in non-publicly traded entities.

  •
  Fixed Income: Fixed income securities issued or guaranteed by the United States government, non- United States governments, government agencies and instrumentalities, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

        Permitted ranges around asset class portfolio weights are plus or minus 5%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Where authorized, a few of the plan's investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets for United States Plans

        The overall expected long term rate of return on assets assumption is based on the target asset allocation for plan assets, capital markets return forecasts for asset classes employed, and active management excess return expectations.

Capital Markets Return Forecasts

        The estimated total return for fixed income is based on an equilibrium yield for intermediate United States government bonds plus a premium for exposure to non-government bonds in the broad fixed income market. The equilibrium yield is based on analysis of historic data and is consistent with experience over various economic environments. The premium of the broad market over United States government bonds is a historic average premium. The estimated rate of return for equity is estimated to be a 3% premium over the estimated total return of intermediate United States government bonds. This value is determined by combining estimates of real earnings growth, dividend yields and inflation, each of which is determined using historical analysis. The rate of return for private equity is estimated to be a 5% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Active Management Excess Return Expectations

        For asset classes that are actively managed, an excess return premium is added to the capital market return forecasts discussed above.

Employee Stock Plans

        A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2003, 2002 and 2001 was $2.7 million, $3.1 million and $2.6 million, respectively.

Note 10. Commitments and Contingencies

Power Purchase Agreements

        Energy generated at the Illinois Plants has historically been sold under three power purchase agreements with Exelon Generation, in which Exelon Generation purchases capacity and has the right to purchase energy generated by the power generation plants. Midwest Generation initially entered into the power purchase agreements with Commonwealth Edison on December 15, 1999, and they were subsequently assigned to Exelon Generation in January 2001. The power purchase agreements, which expire in December 2004, provide for capacity and energy payments. Exelon Generation is obligated to make capacity payments for the power generation plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The capacity payments provide the power generation plants revenue for fixed charges, and the energy payments compensate the power generation plants for all, or a portion of, variable costs of production.

        Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, has had the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2003, Midwest Generation's reliance on sales into the wholesale market will increase in 2004 from 2003. As discussed in detail below, 3,859 MW of Midwest

Generation's generating capacity remains subject to the power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under the power purchase agreements.

        In June 2003, Exelon Generation exercised its option to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to option) during 2004 from Midwest Generation's coal-fired units in accordance with the terms of the existing power purchase agreement related to Midwest Generation's coal-fired generation units. As a result, 578 MW of capacity at the Crawford Unit 7, Waukegan Unit 6 and Will County Unit 3 is no longer subject to the power purchase agreement beginning January 1, 2004. For 2004, Exelon Generation will have 2,383 MW of capacity related to its coal-fired generation units under contract with Midwest Generation.

        In October 2003, Exelon Generation exercised its option to retain under a power purchase agreement for calendar year 2004 the 1,084 MW of capacity and energy from Midwest Generation's Collins Station, a natural gas and oil-fired electric generating station. Exelon Generation also exercised its option to release from a related power purchase agreement 302 MW of capacity and energy (out of a possible total of 694 MW subject to the option) from Midwest Generation's natural gas and oil-fired peaking units, thereby retaining under that contract 392 MW of the capacity and energy of such units for calendar year 2004.

        When Exelon Generation does not fully dispatch the power generation plants under contract, Midwest Generation may sell subject to specified conditions, the excess energy at market prices to neighboring utilities, municipal utilities, third-party electric retailers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network.

Capital Improvements

        At December 31, 2003, Midwest Generation had firm commitments to spend approximately $14.2 million on capital expenditures for 2004. These capital expenditures are planned to be financed by cash generated from operations.

Calumet Energy Team LLC Power Purchase Contract

        At December 31, 2003, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

Fuel Supply Contracts

        At December 31, 2003, Midwest Generation had contractual commitments to purchase and/or transport coal and fuel oil. The contracts range up to ten years in length. Based on the contract provisions, which consist of fixed prices subject to adjustment, the minimum commitments are currently estimated to aggregate $1 billion over the duration of the existing contracts summarized as follows: 2004—$335 million; 2005—$326 million; 2006—$221 million; 2007—$99 million; 2008—$8 million; and thereafter—$32 million.

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

Guarantees and Indemnities

Guaranty of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

        Midwest Generation has guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $692.7 million at December 31, 2003. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. See Note 6—Long-Term Debt.

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

Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At December 31, 2003, Midwest Generation had $9.9 million recorded as a liability related to this matter and had made $1.2 million in payments.

Environmental Matters and Regulations

Introduction

        Midwest Generation is subject to environmental regulation by federal, state and local authorities in the United States. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

State

Air Quality

        In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The study, which is to be submitted between September 30, 2003 and September 30, 2004, also requires an evaluation of incentives to promote renewable energy and the establishment of a banking system for certifying credits from voluntary reductions of greenhouse gases. The law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations. Until the Illinois EPA issues its findings and proposes regulations in accordance with the findings, if such regulations are proposed, Midwest Generation cannot evaluate the potential impact of this legislation on the operations of its facilities.

        Beginning with the 2003 ozone season (May 1 through September 30), Midwest Generation has been required to comply with an average NOx emission rate of 0.25 lb NOx/MMBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard will be met by averaging the emissions of all Midwest Generation's power plants. Beginning with the 2004 ozone season, Midwest Generation's facilities will become subject to the federally-mandated "NOx SIP Call" regulation that will cap ozone-season NOx emissions within a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. Midwest Generation has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the pending NOx limitations.

Water Quality

        The Illinois EPA is reviewing the water quality standards for the DesPlaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from Joliet and Will County. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards have not been developed at this time. At this time no new standards have been proposed, so Midwest Generation cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

Federal—United States of America

Clean Air Act

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

Mercury Maximum Achievable Control Technology Determination

        In December 2000, the United States Environmental Protection Agency (EPA) announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. On December 15, 2003, the EPA issued proposed rules for regulating mercury emissions from coal-fired power plants. The EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind the EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On February 24, 2004, the EPA announced a Supplemental Notice of Proposed Rulemaking that provides more details on their emissions cap and trade proposal for mercury. At this time, the EPA anticipates finalizing the regulations in December 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

        Until the mercury regulations are finalized, Midwest Generation cannot fully evaluate the potential impact of these regulations on the operations of its facilities. Potential future capital costs related to these regulations could be material, depending upon the final standards adopted by the EPA.

National Ambient Air Quality Standards

        New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by the EPA in July 1997. It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

        Because of the delays resulting from the litigation over the new standards, the EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and non-attainment areas under the two standards in 2004. Once these designations are published, states will be required to revise their state implementation plans (SIPs) to achieve attainment of the revised standards. The revised SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

        In December 2003, the EPA proposed rules that would require states to revise their SIPs to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. This proposed "Interstate Air Quality" rule is designed to be completed before states must revise their SIPs to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015. The EPA is expected to issue final rules in December 2004.

        At this time, Midwest Generation cannot predict the emission reduction targets that the EPA will ultimately adopt or the specific timing for compliance with those targets. In addition, any additional obligations on Midwest Generation's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Illinois revises its SIP. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or financial impacts resulting from required capital improvements or operational charges.

New Source Review Requirements

        On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.

        Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below). In January 2004, EPA announced new enforcement actions against several power generating facilities.

        On December 31, 2002, the EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

        A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

        On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide EME greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

        On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the EPA. This request was part of the EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the EPA related to these same plants. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the EPA with respect to Midwest Generation's facilities.

        EPA's enforcement policy on alleged NSR violations is currently uncertain. These developments will continue to be monitored by Midwest Generation to assess what implications, if any, they will have on the operation of its power plants or on Midwest Generation's results of operations or financial position.

Clean Water Act—Cooling Water Intake Structures

        On February 16, 2004, the Administrator of the US EPA signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Midwest Generation is in the process of evaluating this regulation, which could have a material impact on some of Midwest Generation's facilities.

Federal Legislative Initiatives

        There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, Midwest Generation is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation and Asbestos

        Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

        The cost of investigation, remediation or removal of these substances may be substantial. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs.

        With respect to Midwest Generation's liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at our sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, Management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

        Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs. Midwest Generation has agreed to reimburse Commonwealth Edison for specified environmental matters. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities" for a discussion of this indemnity agreement.

International

United Nations Framework Convention on Climate Change

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

        In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Apart from the Kyoto Protocol, Midwest Generation may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions. To date, none have passed through Congress. In addition, there have been several petitions from states and other parties to compel the EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the EPA denied a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit), and, the D.C. Circuit has granted intervention requests from 10 states that support EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

        Notwithstanding the Bush administration position, environment ministers from around the world have reached a compromise agreement on the mechanics and rules of the Kyoto Protocol. The compromise agreement is believed to clear the way for countries to begin the treaty ratification process.

        For the treaty to come into effect, approximately 55 countries that also represent at least 55% of the greenhouse gas emissions of the developed world must ratify it. Currently, the countries ratifying the Kyoto Protocol can account for 44.2% of carbon dioxide emissions. Although Russia also indicated at the Johannesburg Summit on September 2002 its desire to ratify the treaty, it stepped back from that position in late 2003 and has yet to set a date for ratification. Representing 17.4% of the developed world's greenhouse gas emissions, Russian ratification is essential to bring the treaty into effect.

        If Midwest Generation does become subject to limitations on emissions of carbon dioxide from its fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on Midwest Generation's operations.

United Nations Proposed Framework Convention on Mercury

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

        The United States has indicated that it will support a decision to take international action on mercury at the Global Ministerial Environment Forum. However, the United States has further stated that it does not support negotiation of a legally-binding convention at this time. In general, the United States approach: 1) agrees that there is sufficient evidence of adverse impacts of mercury to warrant international action, 2) urges countries to take actions within the context of their national circumstances to identify exposed populations and to reduce anthropogenic emissions of mercury, 3) recommends the establishment of a "Mercury Program" within UNEP, 4) recommends coordination between UNEP and other international organizations that work on mercury issues such as the World Health Organization, and 5) asks countries to make voluntary contributions to support efforts of the Mercury Program under UNEP.

        If Midwest Generation does become subject to limitations on emissions of mercury from its coal-fired electric generating plants, these requirements could have a significant economic impact on its operations.

Note 11. Lease Commitments

        Midwest Generation has lease financings with respect to its Collins Station and Powerton-Joliet Stations. Each lease financing transaction is described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily leased barges and railcars that have terms which range from as short as 9 months to 16 years.

        At December 31, 2003, the future operating and lease financing commitments were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
2004	$13,591	$147,715
2005	10,906	191,388
2006	10,338	275,210
2007	9,731	313,942
2008	8,744	313,930
Thereafter	65,493	2,197,429

Total future commitments	$118,803	$3,439,614

Amount representing interest		(1,269,759)

Net commitments		$2,169,855

        Operating lease expense amounted to $19.1 million, $18.2 million and $32.5 million in 2003, 2002 and 2001, respectively.

Collins Station Lease

        In connection with the acquisition of the Illinois Plants, Midwest Generation assigned the right to purchase the Collins Station gas and oil-fired power plant to four third-party entities. The third parties purchased the Collins Station for $860 million and entered into leases of the plant with an affiliate of Midwest Generation. The affiliate entered into subleases of the plant with Midwest Generation. The subleases, which are being accounted for as a lease financing, each have an initial term of 33.75 years, with payments due on a quarterly basis. The base sublease rent includes both a fixed and variable component; the variable component is impacted by movements in defined short-term interest rate indexes and the determination of such index as provided for under the related agreements. Under the terms of the subleases, Midwest Generation may request a lessor, at its option, to refinance the lessor's debt, which if completed would impact the base sublease rent. If a lessor intends to sell its interest in the Collins Station, Midwest Generation has a first right of refusal to acquire the interest at fair market value. Minimum lease payments (included in the table above) are $50.4 million in 2004, $50.3 million in 2005, $90.3 million in 2006, $129 million in 2007, and $129 million in 2008. At December 31, 2003, the total remaining lease payments were $1.3 billion.

        The owner/lessor under the Collins Station lease issued notes in the amount of the lessor debt to Midwest Funding LLC, a funding vehicle which is wholly owned by Broad Street Contract Services, Inc. These notes mature in January 2014 and are referred as the lessor notes. Midwest Funding LLC, in turn, entered into a commercial paper/loan facility with a group of banks pursuant to which it borrowed the funds required for its purchase of the lessor notes. These borrowings are currently scheduled to mature in December 2004 and are referred to as the lessor borrowings.

        The rent under the Collins Station lease includes both a fixed component and a variable component, which is affected by movements in defined interest rate indices. If the lessor borrowings are not repaid at maturity, by a refinancing or otherwise, the interest rate on them would increase at specified increments every three months, which would be reflected in adjustments to the Collins Station lease rent payments. Under the Collins Station lease, Midwest Generation may request the owner/lessor to cause Midwest Funding LLC to refinance the lessor borrowings in accordance with guidelines set forth in the lease, but such refinancing is subject to the owner/lessor's approval. If the lessor borrowings are not refinanced by December 2004 because the owner/lessor's approval is not obtained or a refinancing is not commercially available, rent under the Collins Station lease would increase by approximately $9 million for the first quarter of 2005 and increase approximately $2 million for each quarter thereafter. See Note 15—Subsequent Event.

Powerton-Joliet Facilities Sale-Leaseback

        On August 24, 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton and Joliet power facilities located in Illinois to third-party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a first right of refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which if completed would affect the base lease rent. The lessor debt of $1.147 billion was obtained from the issuance pursuant to two pass-through trust agreements between Midwest Generation and pass-through trustees of Pass-Through Certificates with terms ranging from nine to sixteen years with fixed interest rates ranging from 8.30% to 8.56%. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases. Minimum lease payments (included in the table above) are $97.3 million in 2004, $141.1 million in 2005, $184.9 million in 2006, $184.9 million in 2007, and $184.9 million in 2008. At December 31, 2003, the total remaining lease payments were $2.1 billion.

Note 12. Related Party Transactions

Edison Mission Marketing & Trading Agreements

        Midwest Generation entered into a Master Purchase, Sale and Services Agreement with Edison Mission Marketing & Trading effective March 23, 2001, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emissions allowances.

        Midwest Generation compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions, and reimburses Edison Mission Marketing & Trading for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy	$.02/MWhr
Capacity	$.02/MW-day
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emissions allowances	$.25/SO2 allowance; and $25/NOx allowance

        The net fees earned by Edison Mission Marketing & Trading were $1.1 million, $1.2 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amount due Midwest Generation from Edison Mission Marketing & Trading was $41.3 million and $6.5 million at December 31, 2003 and 2002, respectively.

        Midwest Generation also entered into several transactions through Edison Mission Marketing & Trading to sell surplus SO2 allowances to other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received was $10.3 million and $5.0 million during 2003 and 2002, respectively.

Fuel Services Agreements

        Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the years ended December 31, 2003, 2002 and 2001 was $1.1 million, $1.1 million and $1.3 million, respectively.

Notes Receivable from Edison Mission Energy

        Proceeds arising from the Powerton-Joliet sale-leaseback transaction were used by Midwest Generation to make a loan to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. At December 31, 2003, EME was obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. In addition to the four intercompany notes relating to the Powerton-Joliet sale-leaseback, Midwest Generation loaned EME $300 million from the sale-leaseback of the peaker power units. EME paid off the $300 million note in August 2002 in connection with Midwest Generation's repurchase of the peaker power units. Midwest Generation earned interest income of $113.4 million, $118.9 million and $129.6 million during 2003, 2002 and 2001, respectively.

Services Agreements with Edison Mission Energy and Edison International

        Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2003, 2002 and 2001 were $134.2 million, $124.7 million and $127.4 million, respectively.

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

        Midwest Generation recorded a receivable from EME of $169.9 million at December 31, 2001 related to the tax due under the tax-allocation agreement. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under Midwest Generation's affiliate subordinated loan agreement with Edison Mission Overseas. See Note 2—Summary of Significant Accounting Policies, for further discussion of the tax-allocation agreement.

Contribution of Services by Parent

        Midwest Generation EME, LLC is Midwest Generation's indirect parent and provides executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $10.6 million, $10.6 million and $11.3 million for the periods ended December 31, 2003, 2002 and 2001, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying financial statements.

Support Services Agreement with Parent

        Midwest Generation entered into an agreement with its indirect parent, Midwest Generation EME, LLC to provide support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks Midwest Generation requests, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2003, 2002 and 2001 were $6.3 million, $6.8 million and $7.0 million, respectively.

Note 13. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2003	2002	2001
Cash paid:
Interest	$305,816	$342,535	$344,931
Income taxes (receipts)	$—	$—	$—
Non-cash investing and financing activities:
Reduction in affiliate debt due to tax-allocation agreement offset	$—	$189,853	$—

Note 14. Quarterly Financial Data (unaudited)

	First	Second		Third(i)	Fourth	Total
2003
Operating revenues	$209,898	$227,247		$424,555	$190,556	$1,052,256
Operating income (loss)	(41,622)	(1,021,322	)(ii)	183,742	(13,038)	(892,240)
Provision (benefit) for income taxes	(38,313)	(420,920	)(ii)	48,448	(26,160)	(436,945)
Income (loss) before accounting change	(61,369)	(658,101	)(ii)	77,218	(46,415)	(688,667)
Net income (loss)	(61,443)	(658,101	)(ii)	77,218	(46,415)	(688,741)
	First	Second	Third(i)	Fourth	Total
2002
Operating revenues	$163,806	$277,840	$529,490	$177,541	$1,148,677
Operating income (loss)	(53,876)	37,810	236,359	(18,006)	202,287
Provision (benefit) for income taxes	(41,064)	(2,261)	67,643	(33,838)	(9,520)
Net income (loss)	(66,231)	(14,113)	111,751	(47,237)	(15,830)

(i)
Reflects Midwest Generation's seasonal pattern, in which the majority of earnings are recorded in the third quarter of each year.

(ii)
Reflects asset impairment charge of $1.025 billion pre-tax ($625 million, after tax) required to write-down the carrying amount of the Collins Station and eight small peaking plants to their estimated fair value.

Note 15.    Subsequent Event

        On March 10, 2004, Midwest Generation agreed in principle with the lease equity investor to terminate the Collins Station lease. The agreement in principle sets forth specified conditions required for the termination, including Midwest Generation successfully borrowing funds to finance the repayment of Collins Station lease debt of $774 million and settlement of Midwest Generation's termination liability with the lease equity investor. There is no assurance that the agreement in principle will result in termination of the Collins Station lease. If the termination occurs, Midwest Generation will take title to the Collins Station and, subject to its contractual obligation to Exelon Generation, plans to subsequently abandon the Collins Station or sell it to a third party.

        If Midwest Generation completes the lease termination and subsequently abandons the Collins Station, it expects to record a pretax loss of approximately $130 million (approximately $80 million after tax). If the lease termination does not occur, the terms of the lease will remain in effect and Midwest Generation will seek to restructure the lease with the lease equity investor.

PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Midwest Generation's members elect the Board of Managers. The Board of Managers may appoint officers as Midwest Generation's business may require. Listed below are Midwest Generation's current managers and executive officers and their ages and positions as of March 11, 2004.

Name	Age	Position	Position Held Continuously Since
Georgia R. Nelson	54	Manager and President	July 1999
John P. Finneran, Jr.	44	Manager and Vice President	April 2002
Ronald L. Litzinger	44	Manager and Vice President	August 2000
Kevin M. Smith	45	Manager, Vice President and Treasurer	July 1999
Raymond W. Vickers	61	Manager	July 1999
John K. Deshong.	50	Vice President	July 1999
Rebecca J. Lauer.	47	Vice President and General Counsel	November 2002
Fred W. McCluskey	44	Vice President	July 1999

Business Experience

        Described below are the principal occupations and business activities of Midwest Generation's managers and executive officers for the past five years in addition to their positions indicated above.

        Ms. Nelson has been general manager, Americas Region of Edison Mission Energy since January 2002. Ms. Nelson has been senior vice president of Edison Mission Energy since January 1996 and has been president of Midwest Generation EME, LLC since May 1999. From January 1996 until June 1999, Ms. Nelson was senior vice president of Worldwide Operations. Ms. Nelson also serves as a director of Tower Automotive, Inc.

        Mr. Finneran has been vice president and regional vice president of Finance, Americas Region of Edison Mission Energy since September 1999. From September 1998 to September 1999, Mr. Finneran was senior vice president of Finance and Treasurer of Richfood Holdings.

        Mr. Litzinger has been senior vice president and chief technical officer of Edison Mission Energy since January 2002. From June 1999 to January 2002, Mr. Litzinger was senior vice president of Edison Mission Energy's Worldwide Operations. Mr. Litzinger served as vice president of O&M Business Development from December 1998 to May 1999.

        Mr. Smith has been senior vice president and chief financial officer of Edison Mission Energy since May 1999. Mr. Smith has also served as treasurer of Edison Mission Energy from September 1992 to February 2000 and since May 2002. Mr. Smith was elected a vice president in 1994 and from March 1998 to September 1999, Mr. Smith also held the position of regional vice president, Americas Region of Edison Mission Energy.

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

        Mr. Deshong has been vice president of Tax of Edison Mission Energy since June 2000. Mr. Deshong served as regional vice president of Tax, Americas Region of Edison Mission Energy from November 1998 to June 2000.

        Ms. Lauer has been vice president of Legal of Edison Mission Energy's Americas Region and vice president and general counsel of Midwest Generation EME, LLC since November 2002. Prior to joining Edison Mission Energy, Ms. Lauer was vice president and general counsel for Exelon Energy Delivery and Commonwealth Edison from May 2000 to April 2001. Ms. Lauer had been with Commonwealth Edison serving as deputy general counsel, associate general counsel and senior counsel since 1995.

        Mr. McCluskey has been vice president of Technical Service and Partnership Management of Edison Mission Energy since January 2003. From August 2000 to January 2003, Mr. McCluskey was vice president of Business Management. From November 1998 to August 2000, Mr. McCluskey was regional vice president of Business Development.

Audit Committee Financial Expert

        The Board of Managers has determined that Midwest Generation has at least one audit committee financial expert (as defined in rules of the Securities and Exchange Commission) serving on its audit committee. The name of the audit committee financial expert is Kevin M. Smith, who is not an independent manager.

Code of Ethics for Senior Financial Officers

        Midwest Generation has adopted a code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is posted under the heading "Corporate Governance" on the Internet website maintained by Midwest Generation's ultimate parent at www.edisoninvestor.com. Any amendment to or waiver from a provision of the code of business conduct and ethics that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within five business days following the date of the amendment or waiver.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other Management Transactions

        In July 1999, EME made an interest-free loan to Georgia R. Nelson, who at that time was Senior Vice President and President of Midwest Generation EME, LLC, in the amount of $179,800 in exchange for a note executed by Ms. Nelson and payable to EME 365 days following the conclusion of her assignment in Chicago, Illinois. The entire note was paid in full in July 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

        The following table sets forth the aggregate fees billed to Midwest Generation LLC for the fiscal years ended December 31, 2003 and December 31, 2002, by PricewaterhouseCoopers LLP:

Midwest Generation LLC
	Year	($000)
Audit Fees: PricewaterhouseCoopers	2003 2002	180 158
Audit Related Fees: PricewaterhouseCoopers	2003 2002	— —
Tax Fees: PricewaterhouseCoopers	2003 2002	— —
All Other Fees: PricewaterhouseCoopers	2003 2002	— —

        The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The independent auditors must assure that all audit and non-audit services provided to Midwest Generation LLC have been approved by the Edison International Audit Committee.

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

  (b)
  Reports on Form 8-K

    Midwest Generation, LLC filed the following reports on Form 8-K during the quarter ended December 31, 2003.

Date of Report	Dated Filed	Item Reported
October 1, 2003	October 2, 2003	5
October 28, 2003	October 29, 2003	5
December 11, 2003	December 12, 2003	5
  (c)
  Exhibits

Exhibit No.	Description
2.1	Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
3.1
Limited Liability Company Agreement of Midwest Generation, LLC effective as of July 12, 1999, incorporated by reference to Exhibit 3.3 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
3.2
Certificate of Formation of Midwest Generation, LLC, dated as of July 9, 1999, incorporated by reference to Exhibit 3.4 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
4.5
Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Powerton Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.5.1
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.6
Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Joliet Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.6 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.6.1
Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.7
Facility Lease Agreement (T1), dated as of August 17, 2000, by and between Powerton Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.7 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.7.1
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.7 hereto, incorporated by reference to Exhibit 4.7.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

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
10.2.1
Amendment No. 1 to the Power Purchase Agreement, dated July 12, 2000, between Commonwealth Edison Company and Midwest Generation, LLC, incorporated by reference to Exhibit 10.87.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
10.2.2
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
10.6
Subordination Agreement, dated as of December 15, 1999, among Midwest Generation, LLC, Edison Mission Overseas Co., and Citibank, N.A., incorporated by reference to Exhibit 10.92 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.7
Subordinated Loan Agreement, dated as of December 15, 1999, among Midwest Generation, LLC and Edison Mission Overseas Co., incorporated by reference to Exhibit 10.93 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.7.1
Amendment One to Subordinated Loan Agreement, dated as of May 22, 2001, by and among Midwest Generation, LLC and Edison Mission Overseas Co., incorporated by reference to Exhibit 10.93.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended June 30, 2001.
10.8
Subordinated Revolving Loan Agreement, dated as of December 15, 1999, among Midwest Generation, LLC and Edison Mission Overseas Co., incorporated by reference to Exhibit 10.94 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.8.1
Amendment One to Subordinated Revolving Loan Agreement, dated as of May 22, 2001, by and among Midwest Generation, LLC and Edison Mission Overseas Co., incorporated by reference to Exhibit 10.94.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended June 30, 2001.
10.9
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
10.10
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
10.10.2
Amendment Two, dated as of August 17, 2000, by and between Collins Trust I and Collins Holdings EME LLC, incorporated by reference to Exhibit 10.96.2 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

10.10.3
Schedule identifying substantially identical agreements to the Amendment Two constituting Exhibit 10.12.2 hereto, incorporated by reference to Exhibit 10.96.3 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.11
Facility Sublease Agreement (T1), dated as of December 15, 1999, by and among Collins Holdings EME, LLC, Midwest Generation, LLC and Collins Trust I, incorporated by reference to Exhibit 10.97 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.11.1
Schedule identifying substantially identical agreements to the Facility Sublease Agreement constituting Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.97.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
10.12.1
Schedule identifying substantially identical agreements to the Participation Agreement constituting Exhibit 10.12 hereto, incorporated by reference to Exhibit 10.98.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
10.13.1
Schedule identifying substantially identical agreements to the Amendment One constituting Exhibit 10.13 hereto, incorporated by reference to Exhibit 10.99.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
10.14.1
Schedule identifying substantially identical agreements to the Amendment Two constituting Exhibit 10.14 hereto, incorporated by reference to Exhibit 10.100.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

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
10.15.1
Schedule identifying substantially identical agreements to the Amendment Three constituting Exhibit 10.15 hereto, incorporated by reference to Exhibit 10.101.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
10.17.1
Schedule identifying substantially identical agreements to the Midwest OP Lease Guaranty constituting Exhibit 10.17 hereto, incorporated by reference to Exhibit 10.103.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.18
Midwest Lessor Lease Guaranty (T1) made by Midwest Generation, LLC, dated as of December 15, 1999, incorporated by reference to Exhibit 10.104 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.18.1
Schedule identifying substantially identical agreements to the Midwest Lessor Lease Guaranty constituting Exhibit 10.18 hereto, incorporated by reference to Exhibit 10.104.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.19
Pledge Agreement, dated as of August 17, 2000, between Midwest Generation, LLC and Citibank, N.A., incorporated by reference to Exhibit 10.105 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.19.1
Schedule identifying substantially identical agreements to the Pledge Agreement constituting Exhibit 10.19 hereto, incorporated by reference to Exhibit 10.105.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.20
Reimbursement Agreement I, dated as of December 15, 1999 entered into between Bayerische Landesbank International S.A. and Midwest Generation, LLC, incorporated by reference to Exhibit 10.107 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

10.20.1
Schedule identifying substantially identical agreements to the Reimbursement Agreement I constituting Exhibit 10.20 hereto, incorporated by reference to Exhibit 10.107.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
10.21.2
Amendment Two, dated as of June 23, 2000, by and among Edison Mission Midwest Holdings Co., The Chase Manhattan Bank and each of certain commercial lending institutions party thereto, incorporated by reference to Exhibit 10.108.2 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.21.3
Amendment Three, dated as of August 17, 2000, by and among Edison Mission Midwest Holdings Co., The Chase Manhattan Bank and each of certain commercial lending institutions party thereto, incorporated by reference to Exhibit 10.108.3 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.21.4
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
10.23
Collateral Agency and Intercreditor Agreement, dated as of December 15, 1999, among Midwest Generation EME LLC, Edison Mission Midwest Holdings Co., Edison Mission Overseas Co., Midwest Generation, LLC, Collins Holdings EME, LLC, each Owner Lessor party thereto, Midwest Funding LLC, the Holdings Administrative Agent, each Holder Representative party thereto, each Other Representative party thereto, the Midwest LC Issuer, the Depositary Agent, the Depositary Bank, and the Holdings Collateral Agent, incorporated by reference to Exhibit 10.26 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2002.
10.23.1
Amendment One to the Intercreditor Agreement, dated as of May 9, 2000, by and among The Chase Manhattan Bank as Holdings Administrative Agent, Citibank, N.A., as Trust I Holder Representative, Trust II Holder Representative, Trust III Holder Representative, and Trust IV Holder Representative, and Bayerische Landesbank International, S.A., as Midwest LC Issuer, incorporated by reference to Exhibit 10.26.1 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2002.

10.24
Master Purchase, Sale and Services Agreement, dated as of March 23, 2001, between Midwest Generation LLC and Edison Mission Marketing & Trading, Inc, incorporated by reference to Exhibit 10.27 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2002.
10.25	Guarantee, dated as of December 11, 2003, in favor of Citicorp North America, Inc., as Administrative Agent, made by Midwest Generation EME, LLC.*
21	List of Subsidiaries of Midwest Generation, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Statement Pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Generation, LLC (Registrant)

By:	/s/ KEVIN M. SMITH Kevin M. Smith Manager, Vice President and Treasurer

Date:	March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ GEORGIA R. NELSON Georgia R. Nelson	President	March 12, 2004
Principal Financial Officers:
/s/ KEVIN M. SMITH Kevin M. Smith	Manager, Vice President and Treasurer	March 12, 2004
/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr.	Manager and Vice President	March 12, 2004
Principal Accounting Officer:
/s/ MARK C. CLARKE Mark C. Clarke	Vice President and Controller	March 12, 2004

Majority of Board of Managers:
/s/ GEORGIA R. NELSON Georgia R. Nelson	Manager	March 12, 2004
/s/ RONALD L. LITZINGER Ronald L. Litzinger	Manager and Vice President	March 12, 2004
/s/ RAYMOND W. VICKERS Raymond W. Vickers	Manager	March 12, 2004

SCHEDULE II

MIDWEST GENERATION, LLC
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2003
Allowance for doubtful accounts	$4,269	—	—	4,269	$—
Year Ended December 31, 2002
Allowance for doubtful accounts	$4,269	—	—	—	$4,269
Year Ended December 31, 2001
Allowance for doubtful accounts	—	$4,269	—	—	$4,269

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
MIDWEST GENERATION, LLC REPORT OF INDEPENDENT AUDITORS
MIDWEST GENERATION, LLC NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
PART III
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
MIDWEST GENERATION, LLC VALUATION AND QUALIFYING ACCOUNTS (In thousands)