Form 10-Q
period 2004-03-31
MIDWEST GENERATION LLC
filed 2004-05-07
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

         Number of units outstanding of the registrant's Membership Interests as of May 7, 2004: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
PART II – Other Information
Item 6.	Exhibits and Reports on Form 8-K	30
	Signatures	32

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
STATEMENTS OF OPERATIONS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Revenues
Energy revenues	$71,723	$91,089
Capacity revenues	25,688	32,339
Energy and capacity revenues from marketing affiliate	137,533	88,859
Loss from price risk management	(1,687)	(2,389)

Total operating revenues	233,257	209,898

Operating Expenses
Fuel	116,356	116,993
Plant operations	71,006	80,943
Depreciation and amortization	36,636	48,185
Administrative and general	8,132	5,399

Total operating expenses	232,130	251,520

Operating income (loss)	1,127	(41,622)

Other Income (Expense)
Interest and other income	28,202	28,170
Interest expense	(81,222)	(86,230)

Total other expense	(53,020)	(58,060)

Loss before income taxes	(51,893)	(99,682)
Benefit for income taxes	20,019	38,313

Loss Before Accounting Change	(31,874)	(61,369)
Cumulative effect of change in accounting, net of tax (Note 6)	—	(74)

Net Loss	$(31,874)	$(61,443)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Loss	$(31,874)	$(61,443)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $23,108 and $11,359 for the three months ended March 31, 2004 and 2003, respectively	(36,678)	(17,740)
Reclassification adjustments included in net loss, net of income tax benefit of $4,684 and $6,454 for the three months ended March 31, 2004 and 2003, respectively	7,440	10,080

Other comprehensive loss	(29,238)	(7,660)

Comprehensive Loss	$(61,112)	$(69,103)

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$64,817	$36,535
Accounts receivable	30,750	38,707
Due from affiliates	42,961	67,350
Fuel inventory	51,043	64,763
Spare parts inventory	18,248	18,880
Interest receivable from affiliate	28,001	56,350
Assets under price risk management	8,154	12,747
Other current assets	6,265	10,525

Total current assets	250,239	305,857

Property, Plant and Equipment	4,200,030	4,190,337
Less accumulated depreciation	581,098	544,463

Net property, plant and equipment	3,618,932	3,645,874

Notes receivable from affiliate	1,364,634	1,365,423
Deferred taxes	366,055	329,151
Other assets	21,761	16,286

Total Assets	$5,621,621	$5,662,591

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$3,576	$25,799
Accrued liabilities	64,907	70,339
Due to affiliates	11,059	2,991
Interest payable	66,712	89,228
Interest payable to affiliates	81,651	79,765
Liabilities under price risk management	55,525	10,615
Current maturities of subordinated long-term debt with affiliate	692,704	692,704
Current portion of lease financing	10,556	10,214

Total current liabilities	986,690	981,655

Subordinated revolving line of credit with affiliate	2,100,596	2,085,894
Lease financing, net of current portion	2,154,512	2,159,641
Benefit plans and other long-term liabilities	106,409	103,328

Total Liabilities	5,348,207	5,330,518

Commitments and Contingencies (Note 4)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	1,243,586	1,241,133
Accumulated deficit	(942,840)	(910,966)
Accumulated other comprehensive income (loss)	(27,332)	1,906

Total Member's Equity	273,414	332,073

Total Liabilities and Member's Equity	$5,621,621	$5,662,591

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities
Loss after accounting change, net	$(31,874)	$(61,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,636	48,185
Non-cash contribution of services	2,453	2,160
Deferred taxes	(36,904)	(41,862)
Cumulative effect of change in accounting, net of tax	—	74
Decrease in accounts receivable	7,957	22,214
(Increase) decrease in due to/from affiliates	6,491	(18,649)
Decrease in inventory	14,352	15,903
Decrease in interest receivable from affiliate	28,349	28,365
Decrease in other current assets	4,260	21,979
Decrease in accounts payable	(22,223)	(15,019)
Decrease in accrued liabilities	(5,432)	(28,084)
Increase (decrease) in interest payable	(20,630)	32,898
Increase (decrease) in other liabilities	3,081	(6,822)
Increase in net liabilities under price risk management	20,265	7,295

Net cash provided by operating activities	6,781	7,194

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	20,000	—
Repayments from subordinated long-term debt with affiliate	(20,000)	—
Borrowings from subordinated revolving line of credit with affiliate	40,667	—
Repayment of capital lease obligation	(4,787)	(4,459)
Financing costs	(5,474)	—

Net cash provided by (used in) financing activities	30,406	(4,459)

Cash Flows From Investing Activities
Capital expenditures	(9,693)	(14,873)
Repayment of loan from affiliate	788	497

Net cash used in investing activities	(8,905)	(14,376)

Net increase (decrease) in cash and cash equivalents	28,282	(11,641)
Cash and cash equivalents at beginning of period	36,535	74,652

Cash and cash equivalents at end of period	$64,817	$63,011

The accompanying notes are an integral part of these financial statements.

MIDWEST GENERATION, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars in thousands; Unaudited)

Note 1. General

       In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

       Midwest Generation's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2003 and 2002, included in its annual report on Form 10-K for the year ended December 31, 2003. Midwest Generation follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

       Terms used but not defined in this report are defined in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

       Midwest Generation's independent auditors' audit opinion for the year ended December 31, 2003 contains an explanatory paragraph that indicates the financial statements included in its 2003 annual report on Form 10-K have been prepared on the basis that Midwest Generation will continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance $693 million of debt that matures in December 2004 raises substantial doubt about Midwest Generation's ability to continue as a going concern. In April 2004, all of the outstanding debt of Edison Mission Midwest Holdings was repaid in full through new financings obtained by Midwest Generation. For further discussion, see Note 8—Subsequent Event.

Note 2. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$1,906	$1,906
Current period change	(29,238)	(29,238)

Balance at March 31, 2004	$(27,332)	$(27,332)

       Unrealized losses on cash flow hedges at March 31, 2004 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $27.4 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2005.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $2.6 million and $2.0 million during the first quarters of 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the statement of operations.

Note 3. Employee Benefit Plans

Pension Plan

       Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $9.1 million to its pension plan in 2004. As of March 31, 2004, $2 million in contributions have been made. Midwest Generation anticipates that its original expectation will be met by year-end 2004.

       Components of pension expense are:

	Three Months Ended March 31,
	2004	2003
Service cost	$2,945	$2,546
Interest cost	738	563
Expected return on plan assets	(579)	(344)
Net amortization and deferral	—	—

Total expense	$3,104	$2,765

Postretirement Benefits Other Than Pensions

       Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $90 thousand to its postretirement benefits other than its pension plan in 2004. As of March 31, 2004, $23 thousand in contributions have been made. Midwest Generation anticipates that its original expectation will be met by year-end 2004.

       Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2004	2003
Service cost	$166	$144
Interest cost	290	257
Expected return on plan assets	—	—
Net amortization and deferral	(71)	(72)

Total expense	$385	$329

Note 4. Commitments and Contingencies

Power Purchase Agreements

       Energy generated by Midwest Generation has historically been sold under three power purchase agreements with Exelon Generation under which Exelon Generation is obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999 and expire on December 31, 2004. The capacity payments provide units under contract with revenue for fixed charges, and the energy payments compensate those units for all, or a portion of, variable costs of production.

       Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, has had the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002 and 2003, Exelon Generation released 5,428 MW of Midwest Generation's generating capacity from the power purchase agreements. As a result, 3,859 MW of Midwest Generation's generating capacity remains subject to the power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under the power purchase agreements.

       Beginning January 1, 2004, Midwest Generation has 2,383 MW of capacity related to its coal-fired generation units, 1,084 MW of capacity and energy from its Collins Station, and 392 MW of capacity and energy from its natural gas and oil-fired peaking units under contract with Exelon Generation for calendar year 2004.

       When Exelon Generation does not fully dispatch the power generation plants under the power purchase agreements, Midwest Generation may sell the excess energy at market prices, subject to specified conditions, to neighboring utilities, municipal utilities, third-party electric retailers and power marketers on a spot basis. A bilateral trading infrastructure already exists with access to the Mid-America Interconnected Network.

Capital Improvements

       At March 31, 2004, Midwest Generation had firm commitments to spend approximately $10.5 million on capital expenditures for 2004. These capital expenditures are planned to be financed by cash generated from operations.

Interconnection Agreement

       Midwest Generation has entered into interconnection agreements with Commonwealth Edison to provide interconnection services necessary to connect the Illinois Plants with Commonwealth Edison's transmission systems. Unless terminated earlier in accordance with the terms thereof, the interconnection agreements will terminate on a date mutually agreed to by both parties. This date may not exceed the retirement date of the Illinois Plants. Midwest Generation is required to compensate Commonwealth Edison for all reasonable costs associated with any modifications, additions or replacements made to the interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Illinois Plants.

Guarantees and Indemnities

Guarantee of Debt of Edison Mission Midwest Holdings and Pledge of Ownership Interests

       Midwest Generation guaranteed Edison Mission Midwest Holdings' third-party debt in the amount of $692.7 million at March 31, 2004. Midwest Generation's parent also pledged the membership interests in Midwest Generation to the lenders in connection with the third-party debt arrangements. Subsequent to March 31, 2004, the third-party debt was repaid in full and the guarantee was terminated. See Note 8—Subsequent Event.

Tax Indemnity Agreements

       In connection with the sale-leaseback transactions related to the Collins Station and the Powerton and Joliet Stations, Edison Mission Energy (or EME), Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (See Note 8—Subsequent Event), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

Indemnity Provided as Part of the Acquisition from Commonwealth Edison

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison 50% of specific existing asbestos claims less recovery of insurance costs, and agreed to a sharing arrangement for liabilities associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity by a valid claim provided from Commonwealth Edison. At March 31, 2004, Midwest Generation had $11.1 million recorded as a liability related to this matter and had made $1.2 million in payments.

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

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2004	2003
Cash paid for interest	$101,845	$53,326
Non-cash financing – reduction in affiliate debt due to tax-allocation agreement offset	$25,966	$—

Note 6. Cumulative Effect of Change in Accounting Principle

       Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of the adoption of SFAS No. 143).

Note 7. New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R) The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. The adoption of this standard had no impact on Midwest Generation's financial statements.

Note 8. Subsequent Event

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly-owned subsidiary. Holders of the notes may require Midwest Generation to repurchase the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrently with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured institutional term loan facility. The term loans mature on April 27, 2011 and bear interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the terms loans on each quarterly payment date. Midwest Generation also entered into a new three-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. Midwest Generation used the proceeds of the notes issuance and the term loans to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which was guaranteed by Midwest Generation and was due in December of this year, and to make termination payments under the Collins Station lease in the amount of approximately $960 million, including accrued interest and fees.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support for forward contracts with third party counterparties entered into by Edison Mission Marketing & Trading for capacity and energy generated by Midwest Generation. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants.

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all of the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

       Simultaneously with the closing of the above financing, Edison Mission Midwest Holdings made an equity contribution to Midwest Generation of approximately $2.2 billion, which was used to settle the outstanding balance due under the subordinated revolving loan. As a result of the settlement and termination of this loan, Midwest Generation will no longer incur intercompany interest costs related to this debt.

Termination of the Collins Station Lease

       On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million, including accrued interest and fees. This amount repaid the $774 million of lease debt outstanding, accrued interest and fees, and the amount owing to the lease equity investor upon an early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and, subject to its power purchase agreement with Exelon Generation, plans to abandon the Collins Station or sell it to a third party. Midwest Generation expects to record a pretax loss of approximately $130 million (approximately $80 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned abandonment or sale of the asset. Prior to termination of the lease, EME reached an agreement with the lease equity investors in the Powerton-Joliet leases to waive the net worth covenant included in the EME lease equity guarantee provided to them and, accordingly, the reduction in shareholder equity resulting from the loss on termination of the Collins Station lease did not result in a default under this guarantee.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements are based on Midwest Generation, LLC's (Midwest Generation's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2003, and as compared to the three months ended March 31, 2003. This discussion presumes that the reader has read or has access to MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A presents a discussion of management's focus during the first quarter of 2004, a discussion of Midwest Generation's financial results and an analysis of Midwest Generation's management efforts with respect to its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

       During the first quarter of 2004, management's focus has been particularly committed to the refinancing of Edison Mission Midwest Holding's debt, which Midwest Generation guaranteed, and the termination of the Collins Station lease.

Completion of Refinancing

       On April 27, 2004, Midwest Generation completed the issuance of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes and entered into a new credit agreement, which includes a $700 million, first priority senior secured term loan facility and a $200 million, first priority senior secured working capital facility. Proceeds from these transactions were used to refinance $693 million of indebtedness (plus accrued interest and fees) and to make termination payments under the Collins Station lease in the amount of approximately $960 million, including accrued interest and fees. The new working capital facility replaced Edison Mission Midwest Holding's existing working capital facility. Completion of these financings was a major goal of 2004. See "Liquidity and Capital Resources—Midwest Generation Financing Developments" for further details related to these financings. Also, see "Liquidity and Capital Resources—Termination of the Collins Station Lease" for details related to termination of the Collins Station lease.

Overview of Midwest Generation's First Quarter Operating Performance

       Midwest Generation's net loss for the first quarter of 2004 was $32 million, compared to $61 million for the first quarter of 2003. The 2004 reduction in loss was due to an increase in the amount of energy revenues sold from the merchant coal plants, which more than offsets the loss of revenue the coal plants would have realized under the power purchase agreement, and lower interest and operating expenses.

       Power prices for merchant sales improved over 2003 driven largely by higher natural gas prices. The average realized price of power sold from the Illinois merchant plants from coal-fired generation was $28.90 during the first quarter of 2004, compared to $25.48 during the first quarter of 2003. The availability factor of the Illinois Plants related to coal-fired generation was 82.5% during the first quarter of 2004 compared to 74.4% during the first quarter of 2003.

       In accordance with the power purchase agreements, Exelon Generation released an additional 880 MW of Midwest Generation's generating capacity for 2004 from the power purchase agreements. As a result, beginning in 2004, Midwest Generation had 3,989 MW of uncontracted capacity available for sale in the merchant generation market. Due to the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of Midwest Generation's total energy and capacity revenues decreased from 63% for the first quarter of 2003 to 46% in the first quarter of 2004. Operating revenues increased $23.4 million for the first quarter of 2004, compared to the first quarter of 2003 due to higher energy revenues of $29.3 million resulting from increased merchant generation, partially offset by a decrease of $6.7 million in capacity revenues resulting from the reduction in megawatts contracted under these power purchase agreements. Midwest Generation's shift to merchant generation has resulted in minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements with Exelon Generation.

       The energy and capacity from any units not subject to one of the power purchase agreements are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading on behalf of Midwest Generation with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is increasingly subject to near-term market volatility related to the price of energy and capacity. Midwest Generation expects that capacity prices for merchant energy sales will, in the near term, be significantly lower than those currently received under its existing agreements with Exelon Generation as a result of the current generation overcapacity in the MAIN region market. Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those received under the power purchase agreements. See "Market Risk Exposures—Commodity Price Risk" for further discussion of forward market prices in the MAIN region.

Expansion of PJM in Illinois

       The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission, or the FERC, to join the PJM System effective May 1, 2004.

       On March 19, 2004, in a separate but related matter, the FERC issued an order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of AEP) and the Midwest Independent System Operation, or MISO. The effect of this order is that the so-called rate pancaking was not eliminated prior to Commonwealth Edison's integration into PJM, nor will it be eliminated prior to AEP's scheduled date for integration into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. Accordingly, Midwest Generation will continue to have to pay transmission charges for power sold for delivery outside of Commonwealth Edison's former control area, now known under PJM as PJM's Northern Illinois Control Area. The FERC has included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004. See "Market Risk Exposures—Commodity Price Risks—Merchant Sales."

       Midwest Generation is continuing to monitor the activities at the FERC related to the expansion of PJM in Illinois and advocate regulatory positions that promote efficient and fair markets in which the Illinois Plants compete.

Critical Accounting Policies and Estimates

       For a discussion of Midwest Generation's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 34 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Introduction

       This section discusses results for the first quarters of 2004 and 2003 and the effect of new accounting pronouncements on Midwest Generation's financial statements. As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets through an energy services agreement with Edison Mission Marketing & Trading. Under this energy services agreement, Edison Mission Marketing & Trading enters into forward contracts with third parties and back-to-back power purchases from Midwest Generation on the same terms. For a description of the energy services agreement, see "Related Party Transactions" on page 40 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2004	2003
Revenues (in million)
Energy	$209	$180
Capacity	26	32
Loss from price risk management	(2)	(2)

Total revenues	$233	$210

Statistics – Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,022	3,600
Merchant	4,746	3,204

Total coal-fired generation	7,768	6,804

Equivalent Availability(1)	82.5%	74.4%
Forced outage rate(2)	5.9%	6.7%
Average realized energy price/MWhr:
Power purchase agreement	$17.64	$18.02
Merchant	$28.90	$25.48

All coal-fired generation	$24.52	$21.53

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability captures the impact of the unit's inability to achieve full load, referred to as a derating, as well as outages which result in a complete unit shut down. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Midwest Generation generally refers to unplanned maintenance as a forced outage.

Operating Revenues

       Operating revenues increased $23.4 million for the first quarter of 2004, compared to the first quarter of 2003 primarily due to higher energy revenues due to increased merchant generation at the coal plants released from their power purchase agreement with Exelon Generation and higher merchant energy prices. This increase was partially offset by lower capacity revenues resulting from the reduction in megawatts contracted under the power purchase agreements. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

       Losses from price risk management were $1.7 million and $2.4 million for the first quarters ended March 31, 2004 and 2003, respectively. The losses primarily represented the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. The ineffective portion of the cash flow hedges was mostly attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd." Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded a net loss of $2.6 million and $2.0 million during the first quarters of 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness. Also included in the 2004 and 2003 losses were gains of $0.9 million and losses of $0.4 million, respectively, related to power contracts that did not qualify for hedge accounting under SFAS No. 133.

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Operating Expenses

       Operating expenses decreased $19.4 million in the first quarter ended March 31, 2004, compared to the corresponding period of 2003. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Plant operations expenses decreased $9.9 million in the first quarter ended March 31, 2004, compared to the corresponding period of 2003. The decrease was primarily due to lower property taxes, plant overhaul expenses and railcar lease costs.

       Depreciation and amortization expense decreased $11.5 million in the first quarter ended March 31, 2004, compared to the corresponding period of 2003. The decrease was primarily due to the elimination of depreciation and amortization on the portion of the Collins Station and eight peaking plants as a result of impairment charges taken in June 2003.

       Administrative and general expenses increased $2.7 million in the first quarter ended March 31, 2004, compared to the corresponding period of 2003 primarily due to $2.2 million of restructuring costs incurred in the first quarter of 2004. Midwest Generation had no comparable expenses in 2003.

Other Income (Expense)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Interest and other income	$(114)	$(175)
Interest income from affiliate	28,316	28,345
Interest expense	(30,065)	(30,910)
Interest expense to affiliate	(51,157)	(55,320)

Total other expense	$(53,020)	$(58,060)

       Interest expense decreased $0.8 million in the first quarter ended March 31, 2004, compared to the corresponding period of 2003. Interest expense relates to the lease financings of the Collins, Powerton and Joliet Stations.

       Interest expense to affiliate decreased $4.2 million in the first quarter ended March 31, 2004, compared to the corresponding period of 2003. Interest expense to affiliate relates to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The 2004 decrease was due to lower debt balances on the subordinated loan agreement.

Benefit For Income Taxes

       Midwest Generation had an effective income tax benefit rate of 38.6% and 38.4% in the first three months of 2004 and 2003, respectively. The effective income tax rates were different from the federal statutory rate of 35% due to state income taxes.

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

Net Loss

       Net loss decreased $29.6 million in the first quarter of 2004, compared to the corresponding period of 2003. See "Management's Overview—Overview of Midwest Generation's First Quarter Operating Performance." Although Midwest Generation expects to generate positive cash flow from operations, it expects to incur annual losses after depreciation, amortization and interest expense for 2004. Midwest Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. The adoption of this standard had no impact on Midwest Generation's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

       For a complete discussion of these issues, read this quarterly report in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly-owned subsidiary. Holders of the notes may require Midwest Generation to repurchase the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrently with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured institutional term loan facility. The term loans mature on April 27, 2011 and bear interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loans on each quarterly payment date. Midwest Generation also entered into a new three-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. Midwest Generation used the proceeds of the notes issuance and the term loans to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which was guaranteed by Midwest Generation and was due in December of this year, and to make termination payments under the Collins Station lease in the amount of approximately $960 million, including accrued interest and fees.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support for forward contracts with third party counterparties entered into by Edison Mission Marketing & Trading for capacity and energy generated by Midwest Generation. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants.

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all of the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

       Simultaneously with the closing of the above financing, Edison Mission Midwest Holdings made an equity contribution to Midwest Generation of approximately $2.2 billion, which was used to settle the outstanding balance due under the subordinated revolving loan. As a result of the settlement and termination of this loan, Midwest Generation will no longer incur intercompany interest costs related to this debt.

Midwest Generation Credit Facility and Indenture Covenants

       Midwest Generation is no longer bound by the covenants, including restrictions on the ability to make distributions, in the Edison Mission Midwest Holdings credit agreement, which was repaid on April 27, 2004. However, Midwest Generation is now bound by the covenants in its new credit facility and indenture. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit facility contains financial covenants binding on Midwest Generation.

Covenants in Credit Facility

       In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its new credit facility. Compliance with the covenants in its credit facility includes maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement).

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement).

       In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation after April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit facility) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in the latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed 100% of excess cash flow generated since becoming investment grade.

Covenants in Indenture

       Midwest Generation's new indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit facility. Under the indenture, however, failure to achieve the conditions required for distributions will not result in a default, nor does the indenture contain any other financial performance requirements.

Termination of the Collins Station Lease

       On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million, including accrued interest and fees. This amount repaid the $774 million of lease debt outstanding, accrued interest and fees, and the amount owing to the lease equity investor upon an early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and, subject to its power purchase agreement with Exelon Generation, plans to abandon the Collins Station or sell it to a third party. Midwest Generation expects to record a pretax loss of approximately $130 million (approximately $80 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned abandonment or sale of the asset. Prior to termination of the lease, EME reached an agreement with the lease equity investors in the Powerton-Joliet leases to waive the net worth covenant included in the EME lease equity guarantee provided to them and, accordingly, the reduction in shareholder equity resulting from the loss on termination of the Collins Station lease did not result in a default under this guarantee.

Cash Flow

       At March 31, 2004, Midwest Generation had cash and cash equivalents of $64.8 million, compared to $36.5 million at December 31, 2003. Net working capital at March 31, 2004 was $(736.5) million, compared to $(675.8) million at December 31, 2003. The negative working capital is primarily the result of the classification of $692.7 million of debt as a current liability due in December 2004.

       Net cash provided by operating activities decreased $0.4 million in the first quarter of 2004, compared to the corresponding period of 2003. The decrease in cash provided by operating activities is primarily due to the timing of cash receipts and disbursements relating to working capital items.

       Net cash provided by financing activities was $30.4 million in the first quarter of 2004, compared to net cash used in financing activities of $4.5 million in the corresponding period of 2003. In 2004, Midwest Generation borrowed approximately $41 million on its subordinated revolving line of credit with affiliate to pay for interest owed on its affiliate loan. In 2003, Midwest Generation had negligible net borrowings on its affiliate loans.

       Net cash used in investing activities decreased $5.5 million in the first quarter of 2004, compared to the corresponding period of 2003. The 2004 net decrease was primarily due to lower capital expenditures.

       Midwest Generation's principal source of liquidity is cash on hand, available credit under its new $200 million working capital line of credit, and future cash flow from operations.

2004 Capital Expenditures

       Midwest Generation plans to spend approximately $36.6 million on capital expenditures for the remainder of 2004. These capital expenditures are planned to be financed by cash generated from operations. Midwest Generation's principal source of liquidity is its new $200 million working capital line of credit, cash on hand, payments by EME under the intercompany notes and future cash flow from operations.

Powerton-Joliet Lease Payments

       As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the original amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. Midwest Generation's use of debt service payments by EME on the promissory notes is currently the only source of cash available to Midwest Generation to meet its lease payment obligations under the Powerton and Joliet leases. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. There is no assurance that EME will have sufficient cash flow to meet these obligations. Futhermore, EME has guaranteed Midwest Generation's lease obligations under these leases. If EME failed to pay under its guarantee, including payments due under the Powerton-Joliet leases in the event that Midwest Generation could not make such payments, this would result in an event of default under the Powerton and Joliet leases. This event would have a material adverse effect on Midwest Generation.

Loan Agreement with Edison Mission Marketing & Trading

       Midwest Generation has entered into a Revolving Credit Agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will from time to time make revolving loans to and have letters of credit issued on behalf of Edison Mission Marketing & Trading to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants under an intercompany energy services agreement between the parties. See "Liquidity and Capital Resources—Midwest Generation Financing Developments." The maximum amount of credit available under the credit agreement is $200 million.

Credit Ratings

Overview

       Credit ratings for EME, Midwest Generation, LLC and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	B
Midwest Generation, LLC:
First priority senior secured rating	Ba3	B	+
Second priority senior secured rating	B1	B	-
Edison Mission Marketing & Trading	Not Rated	B

       On April 22, 2004, Moody's assigned ratings of "Ba3" and "B1" to Midwest Generation's new first priority senior secured credit facility and second priority senior secured notes, respectively. On April 21, 2004, Standard & Poor's assigned ratings of "B+" and "B-" to Midwest Generation's new first priority senior secured credit facility and second priority senior secured notes, respectively.

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

Credit Rating of Edison Mission Marketing & Trading

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, historically, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. As of April 30, 2004, EME had provided $119 million to Edison Mission Marketing & Trading in support of its operations, including the forward sales and hedging activities related to Midwest Generation. As a result of the new working capital facility entered into by Midwest Generation described above, Midwest Generation expects to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. See "—Loan Agreement with Edison Mission Marketing & Trading."

       Midwest Generation anticipates that sales of its power through Edison Mission Marketing & Trading may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements and increases in merchant sales could further increase the need for credit support related to price risk management activities. Midwest Generation will be able to provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to Midwest Generation's merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that Midwest Generation will be able to provide sufficient credit support to Edison Mission Marketing & Trading.

Off-Balance Sheet Transactions

       For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 49 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Environmental Matters and Regulations

       For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" on page 52 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003 and the notes to the Consolidated Financial Statements set forth therein. There have been no other significant developments with regard to environmental matters that affect disclosures presented in the annual report.

MARKET RISK EXPOSURES

Introduction

       As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets. Midwest Generation's primary market risk exposures arise from fluctuations in electricity and fuel prices, emission allowances, transmission rights and interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview; Critical Accounting Policies and Estimates" and "Liquidity and Capital Resources—Credit Ratings" for a discussion of market developments and their impact on Midwest Generation's credit and the credit of its counterparties.

       This section discusses these market risk exposures under the following headings:

       For a complete discussion of these issues, read this quarterly report in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Commodity Price Risk

Overview

       Midwest Generation's merchant operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies. Policies are in place which define the risk tolerance for Midwest Generation. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by the risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       Midwest Generation has been selling a significant portion of its energy and capacity into wholesale power markets through its affiliate, Edison Mission Marketing & Trading. Edison Mission Marketing & Trading enters into forward contracts for a portion of Midwest Generation's electric output that is not committed to be sold under the power purchase agreements with Exelon Generation in order to provide more predictable earnings and cash flow. When appropriate, Edison Mission Marketing & Trading manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

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

Status of the Exelon Generation Power Purchase Agreements

       Approximately 40% and 58% of Midwest Generation's energy and capacity sales in the first quarters of 2004 and 2003, respectively, were to Exelon Generation under the power purchase agreements. As a result of Exelon Generation's election to release units from contract for 2004, Midwest Generation's reliance on sales into the wholesale market increased in 2004 from 2003. As discussed in detail below, 3,859 MW of Midwest Generation's generating capacity remains subject to power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under these power purchase agreements.

       In June 2003, Exelon Generation exercised its option, in accordance with the terms of its power purchase agreement, to contract 687 MW of capacity and the associated energy output (out of a possible total of 1,265 MW subject to option) during 2004 from Midwest Generation's coal-fired units. As a result, 578 MW of capacity at the Crawford Unit 7, Waukegan Unit 6 and Will County Unit 3 has not been subject to the power purchase agreement since January 1, 2004. For 2004, Midwest Generation has 2,383 MW of capacity related to its coal-fired generation units under contract with Exelon Generation.

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

       Under the Collins Station power purchase agreement, Exelon Generation has the right to purchase all the energy associated with unreleased capacity produced by the Collins Station. Energy prices vary depending on the total annual number of megawatt-hours of energy purchased and the market price of natural gas. In 2004, when purchases exceed 1.085 million MWhr, Exelon Generation purchases energy at market prices and thus bears all subsequent risk of changes in the market price of natural gas and fuel oil used to produce the energy purchased. The Collins Station is capable of burning fuel oil in lieu of natural gas, which enables Midwest Generation to use fuel oil when it, on a relative basis, costs less than natural gas. Midwest Generation has in the past purchased and has in inventory stocks of fuel oil for this purpose.

Merchant Sales

       The energy and capacity from units not subject to a power purchase agreement with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is subject to the market risks related to the price of energy and capacity from those units. Midwest Generation expects that capacity prices for merchant energy sales will, in the near term, be substantially less than those Midwest Generation currently receives under its existing agreements with Exelon Generation. Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements, as indicated below in the table of forward-looking prices. Midwest Generation intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

       Presently, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants are expected to be direct "wholesale customers" and broker arranged "over-the-counter customers" and, after May 1, 2004, bilateral and spot sales into the expanded PJM. The most liquid over-the-counter markets in the Midwest region have historically been for sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into Cinergy," "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" has been the primary market for Midwest Generation. Following Commonwealth Edison's joining PJM as of May 1, 2004, sales of electricity from the Illinois Plants will now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales will replace sales previously made as bilateral sales and spot sales "Into ComEd." See "—Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison's application to join PJM. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

       The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" and "Into Cinergy" for the first three months of 2004. Market prices are included for "Into Cinergy" for illustrative purposes.

	Into ComEd*			Into Cinergy*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr	On-Peak(1)	Off-Peak(1)	24-Hr
January	$43.30	$15.18	$27.88	$41.97	$19.17	$29.46
February	43.05	18.85	29.98	44.42	24.85	33.85
March	40.38	21.15	30.66	41.75	23.88	32.72

Quarterly Average	$42.25	$18.39	$29.51	$42.71	$22.63	$32.01

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

       In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the released units will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit. In this regard, Midwest Generation suspended operations of Will County Units 1 and 2 at the end of 2002 pending improvement in market conditions.

       Under PJM's proposed revisions to the PJM Tariff, the integration of Commonwealth Edison into PJM could result in market power mitigation measures being imposed on future power sales by Midwest Generation in the Northern Illinois Control Area energy and capacity markets. In addition, power produced by Midwest Generation not under contract with Exelon Generation has been sold in the past using transmission obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission, or the FERC, and the application of the PJM Tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. EME and Midwest Generation contested the appropriateness of Commonwealth Edison joining PJM on an "islanded" basis, but such integration was approved by the FERC and was implemented on May 1, 2004. EME and Midwest Generation continue to oppose the imposition of market power mitigation measures proposed by PJM for the Northern Illinois Control Area energy and capacity markets. Midwest Generation is unable to predict the outcome of these efforts, the effect of integration of Commonwealth Edison into PJM on an "islanded" basis, the timing or effect of integration of American Electric Power into PJM, or any final integration configuration for PJM on the markets into which Midwest Generation sells its power.

       In addition to the price risks described previously, Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints and new standard market design proposals proposed by and currently pending before the FERC. Although the FERC and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved.

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2004 as compared to 2003 is attributable to the increase in average market prices during the first quarter of 2004 to above contracted prices at March 31, 2004, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets (in thousands).

	March 31, 2004	December 31, 2003
Commodity price:
Electricity contracts	$(47,371)	$2,132

       In assessing the fair value of Midwest Generation's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of March 31, 2004 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(47,371)	$(44,753)	$(2,618)	$—	$—

Credit Risk

       As a result of Exelon Generation's notification to release some of Midwest Generation's units from the respective power purchase agreements in 2003 and 2004, Midwest Generation is selling a significant portion of its energy into wholesale power markets and intends to hedge its merchant portfolio risk through Edison Mission Marketing & Trading.

       In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies and financial institutions, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation under the intercompany energy services agreement. Midwest Generation's agreement with Edison Mission Marketing & Trading transfers the risk of non-payment of accounts receivable from counterparties to Edison Mission Marketing & Trading.

       The obligations of Midwest Generation under the senior secured notes and new credit agreement are secured by, among other things, an account of Edison Mission Marketing & Trading in which Edison Mission Marketing & Trading will deposit funds received from third party counterparties for sales of energy and capacity from the Illinois Plants. See "Liquidity and Capital Resources—Midwest Generation Financing Developments." See also "Related Party Transactions—Edison Mission Marketing & Trading Agreements" on page 40 in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

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

Interest Rate Risk

       Interest rate changes affect the cost of capital needed to operate the facilities. In April 2004, Midwest Generation entered into a $700 million variable rate term loan facility due in 2011 which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. See "Liquidity and Capital Resources—Midwest Generation Financing Developments" for a discussion of the facility.

Regulatory Matters

       For a discussion of Midwest Generation's regulatory matters, refer to "Regulatory Matters" on page 17 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003. There have been no significant developments with regard to regulatory matters that affect disclosures presented in the annual report, except as follows:

       Commonwealth Edison's application to join PJM was finally approved by the Federal Energy Regulatory Commission, or the FERC, on April 27, 2004, with an effective date for integration set for May 1, 2004.

       On March 19, 2004, in a separate but related matter, the FERC issued another order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of AEP) and the MISO. The effect of this order is that so-called rate pancaking was not eliminated prior to Commonwealth Edison's integration into PJM, nor will it be eliminated prior to AEP's scheduled date for integration into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. Accordingly, Midwest Generation will continue to have to pay transmission charges for power sold for delivery outside of Commonwealth Edison's former control area, now known under PJM as PJM's Northern Illinois Control Area, or NICA. The FERC included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004.

       On March 24, 2004, the FERC, in another order, rejected a proposal by PJM for certain market mitigation procedures to be applied to the new NICA. On April 23, 2004 PJM filed a request for rehearing of one aspect of the March 24 order and an "Explanation" relating to another aspect of such order, and supplemented its filing on April 26, 2004. EME and Midwest Generation have filed a motion for a procedural schedule that will allow 30 days for EME and Midwest Generation to prepare and submit analyses responding to PJM's findings. It is not possible at this time to predict the outcome of this matter or the impact of the market monitor's proposed mitigation measures should they or some form of them be adopted.

       Apart from the uncertainties regarding the market mitigation issues discussed previously, the direct impact on Midwest Generation of the above-described matters will for the most part be limited to the delay in the elimination of regional through and out rates. This is not expected to have a material effect on Midwest Generation's financial results with respect to the period between the May 1, 2004 integration of Commonwealth Edison and the mandated elimination of the through and out rates on December 1, 2004. The impact on power prices in the new NICA and in the surrounding bilateral markets by reason of the islanded integration of Commonwealth Edison is difficult to predict, but it is not currently anticipated that it will have a material effect upon Midwest Generation's financial results in the period prior to the integration of AEP into PJM, currently scheduled for October 1, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 59 in Item 7 of Midwest Generation's annual report on Form 10-K for the fiscal year ended December 31, 2003. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
4.1	Indenture, dated as of April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and The Bank of New York, as Trustee.
4.2	Registration Rights Agreement, dated April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers.
4.3
Credit Agreement, dated as of April 27, 2004 among Midwest Generation, LLC, the Lenders referred to therein, the Issuing Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto.
4.4
Collateral Trust Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Pledgors from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, The Bank of New York, as Trustee, and Wilmington Trust Company, as Collateral Trustee.
4.5	Security Agreement, dated as of April 27, 2004, between Midwest Generation, LLC and Wilmington Trust Company, as Collateral Trustee.
4.6	Pledge Agreement, dated as of April 27, 2004, between Midwest Generation EME, LLC and Wilmington Trust Company, as Collateral Trustee.
4.7	Pledge Agreement, dated as of April 27, 2004, between Edison Mission Midwest Holdings Co. and Wilmington Trust Company, as Collateral Trustee.
4.8	Security Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. and Wilmington Trust Company, as Collateral Trustee.
4.9
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Joliet No. 9 – Station No. 6 and Joliet Peaking Unit).
4.10
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC and Chicago Title Land Trust Company to Wilmington Trust Company, as Collateral Trustee (Will County Facility).
4.11
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Calumet Facility).
4.11.1	Schedule identifying substantially identical agreements to Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement constituting Exhibit 4.11 hereto.
10.1	Management and Administration Agreement, effective as of April 27, 2004, between Midwest Generation, LLC and Midwest Generation EME, LLC.

10.2	Amended and Restated Master Purchase, Sale and Services Agreement, entered into on April 27, 2004, between Midwest Generation, LLC and Edison Mission Marketing & Trading, Inc.
10.3
Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.4	Support Services Agreement, dated as of August 7, 2000, between Midwest Generation, LLC and Midwest Generation EME, LLC.
10.5	Revolving Credit Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC, as Lender.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Manager, Vice President and Treasurer
Date:	May 7, 2004
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President
Date:	May 7, 2004

QuickLinks

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC STATEMENTS OF OPERATIONS (In thousands, Unaudited)
MIDWEST GENERATION, LLC STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC NOTES TO FINANCIAL STATEMENTS MARCH 31, 2004 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES