Form 10-Q
period 2004-06-30
MIDWEST GENERATION LLC
filed 2004-08-06
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

         Number of units outstanding of the registrant's Membership Interests as of August 6, 2004: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
PART II – Other Information
Item 6.	Exhibits and Reports on Form 8-K	34
	Signatures	35

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues
Energy revenues	$64,717	$62,930	$136,440	$154,019
Capacity revenues	67,287	93,846	92,975	126,185
Energy and capacity revenues from marketing affiliate	87,054	64,401	224,587	153,260
Income from price risk management	5,085	6,070	3,398	3,681

Total operating revenues	224,143	227,247	457,400	437,145

Operating Expenses
Fuel	83,702	78,704	200,058	195,697
Plant operations	95,270	91,148	166,277	172,091
Loss on lease termination, asset impairment and other charges	63,647	1,025,333	63,647	1,025,333
Depreciation and amortization	46,040	47,127	82,676	95,312
Administrative and general	4,905	6,257	13,036	11,656

Total operating expenses	293,564	1,248,569	525,694	1,500,089

Operating loss	(69,421)	(1,021,322)	(68,294)	(1,062,944)

Other Income (Expense)
Interest and other income	27,961	28,210	56,163	56,380
Interest expense	(61,331)	(85,909)	(142,553)	(172,139)

Total other expense	(33,370)	(57,699)	(86,390)	(115,759)

Loss before income taxes	(102,791)	(1,079,021)	(154,684)	(1,178,703)
Benefit for income taxes	(39,631)	(420,920)	(59,650)	(459,233)

Loss Before Accounting Change	(63,160)	(658,101)	(95,034)	(719,470)
Cumulative effect of change in accounting, net of tax (Note 8)	—	—	—	(74)

Net Loss	$(63,160)	$(658,101)	$(95,034)	$(719,544)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Loss	$(63,160)	$(658,101)	$(95,034)	$(719,544)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax benefit of $4,759 and $1,339 for the three months and $27,867 and $12,698 for the six months ended June 30, 2004 and 2003, respectively	(7,368)	(2,092)	(44,046)	(19,832)
Reclassification adjustments included in net loss, net of income tax benefit of $6,301 and $3,576 for the three months and $10,985 and $10,030 for the six months ended June 30, 2004 and 2003, respectively	9,929	5,584	17,369	15,664

Other comprehensive income (loss)	2,561	3,492	(26,677)	(4,168)

Comprehensive Loss	$(60,599)	$(654,609)	$(121,711)	$(723,712)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$47,886	$36,535
Accounts receivable	74,635	38,707
Due from affiliates	38,679	67,350
Fuel inventory	68,022	64,763
Spare parts inventory	16,003	18,880
Interest receivable from affiliate	56,318	56,350
Assets under price risk management	7,718	12,747
Other current assets	5,015	10,525

Total current assets	314,276	305,857

Property, Plant and Equipment	4,203,350	4,190,337
Less accumulated depreciation	621,806	544,463

Net property, plant and equipment	3,581,544	3,645,874

Notes receivable from affiliate	1,408,959	1,365,423
Deferred taxes	404,143	329,151
Other assets	52,613	16,286

Total Assets	$5,761,535	$5,662,591

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$13,780	$25,799
Accrued liabilities	64,344	70,339
Due to affiliates	11,366	2,991
Interest payable	64,213	89,228
Interest payable to affiliates	—	79,765
Liabilities under price risk management	48,157	10,615
Current maturities of subordinated long-term debt with affiliate	—	692,704
Current portion of lease financing	10,556	10,214

Total current liabilities	212,416	981,655

Subordinated revolving line of credit with affiliate	—	2,085,894
Lease financing, net of current portion	1,294,512	2,159,641
Long-term obligations	1,740,000	—
Benefit plans and other long-term liabilities	110,890	103,328

Total Liabilities	3,357,818	5,330,518

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,434,488	1,241,133
Accumulated deficit	(1,006,000)	(910,966)
Accumulated other comprehensive income (loss)	(24,771)	1,906

Total Member's Equity	2,403,717	332,073

Total Liabilities and Member's Equity	$5,761,535	$5,662,591

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities
Loss after accounting change, net	$(95,034)	$(719,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,135	95,312
Non-cash contribution of services	2,453	4,793
Loss on lease termination, asset impairment and other charges	63,647	1,025,333
Deferred taxes	(74,992)	(458,893)
Cumulative effect of change in accounting, net of tax	—	74
Increase in accounts receivable	(35,928)	(34,900)
Decrease (increase) in due to/from affiliates	11,081	(25,248)
Decrease (increase) in inventory	(3,058)	15,244
Decrease in interest receivable from affiliate	32	21
Decrease in other current assets	5,510	25,190
Decrease in accounts payable	(12,019)	(16,529)
Decrease in accrued liabilities	(5,995)	(15,569)
Increase (decrease) in interest payable	(14,472)	109,740
Increase (decrease) in other liabilities	7,562	(21,257)
Increase in net liabilities under price risk management	15,894	382

Net cash used in operating activities	(52,184)	(15,851)

Cash Flows From Financing Activities
Issuance of subordinated long-term debt	20,000	—
Repayments from subordinated long-term debt with affiliate	(712,704)	—
Issuance of long-term debt	1,740,000	—
Borrowings from credit revolver	40,666	—
Repayment of capital lease obligation	(925,758)	(4,459)
Financing costs	(34,951)	—

Net cash provided by (used in) financing activities	127,253	(4,459)

Cash Flows From Investing Activities
Capital expenditures	(18,182)	(28,854)
Increase in restricted cash	(2,000)	(599)
Loan to affiliate	(44,325)	—
Repayment of loan from affiliate	789	497

Net cash used in investing activities	(63,718)	(28,956)

Net increase (decrease) in cash and cash equivalents	11,351	(49,266)
Cash and cash equivalents at beginning of period	36,535	74,652

Cash and cash equivalents at end of period	$47,886	$25,386

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars in thousands; Unaudited)

Note 1. General

       In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

       Midwest Finance Corp., formed as a Delaware corporation on April 22, 2004, is Midwest Generation's wholly owned subsidiary. Therefore, Midwest Generation now reports on a consolidated basis. Midwest Finance has no material assets, operations or revenues. Midwest Finance was formed in April 2004 solely to serve as a co-issuer of Midwest Generation's second priority senior secured notes in order to facilitate the offering of these notes. For further discussion, see Note 5—Refinancing.

       On June 8, 2004, PricewaterhouseCoopers LLP, independent registered public accounting firm, reissued via a Form 8-K dated June 8, 2004, its original Report of Independent Registered Public Accounting Firm that was included in Part II, Item 8 of the annual report on Form 10-K of Midwest Generation, LLC for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004. The original report of PricewaterhouseCoopers LLP dated March 10, 2004 contained an explanatory paragraph indicating that the financial statements included in Midwest Generation's 2003 annual report on Form 10-K were prepared on the basis that Midwest Generation would continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance $693 million of debt that was to mature in December 2004 raised substantial doubt about Midwest Generation's ability to continue as a going concern. In April 2004, the $693 million of debt was repaid in full through new financings obtained by Midwest Generation. For further discussion, see Note 5—Refinancing. Accordingly, the going concern explanatory paragraph referred to above has been removed.

Note 2. Loss on Lease Termination, Asset Impairment and Other Charges

       Loss on lease termination and other charges for the second quarter and six-months ended June 30, 2004 related to the termination of the Collins Station lease. On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and plans to continue fulfilling its obligation under the power purchase agreement with Exelon Generation, which is scheduled to expire at the end of 2004. Midwest Generation recorded a pre-tax loss of approximately $64 million (approximately $39 million after tax)

during the second quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $3 million inventory reserve for excess spare parts at the Collins Station.

       Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. As a result of the change in useful life, Midwest Generation changed the estimated useful life of the remaining plant assets to the end of 2004. Accordingly, Midwest Generation plans to depreciate $38 million of plant assets over the period May through December 2004. At June 30, 2004, Midwest Generation had not accrued for exit costs related to expected reduction in personnel as such amounts were not determinable at that time.

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

Note 3. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$1,906	$1,906
Current period change	(26,677)	(26,677)

Balance at June 30, 2004	$(24,771)	$(24,771)

       Unrealized losses on cash flow hedges at June 30, 2004 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $25.2 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2005.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of $7.1 million and $5.8 million during the second quarters of 2004 and 2003, respectively, and $4.4 million and $3.8 million during the six months ended June 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income from price risk management in the consolidated statement of operations.

Note 4. Employee Benefit Plans

Pension Plan

       Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $9.1 million to its pension plan in 2004. As of June 30, 2004, $2 million in contributions have been made. Midwest Generation anticipates that its original expectation will be met by year-end 2004.

       Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$2,945	$2,546	$5,890	$5,092
Interest cost	738	563	1,476	1,126
Expected return on plan assets	(579)	(344)	(1,158)	(688)
Net amortization and deferral	—	—	—	—

Total expense	$3,104	$2,765	$6,208	$5,530

Postretirement Benefits Other Than Pensions

       Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $90 thousand to its postretirement benefits other than its pension plan in 2004. Midwest Generation expects to make these contributions in the fourth quarter of 2004.

       Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$166	$144	$332	$288
Interest cost	290	257	580	514
Expected return on plan assets	—	—	—	—
Net amortization and deferral	(71)	(72)	(142)	(144)

Total expense	$385	$329	$770	$658

Note 5. Refinancing

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of June 30, 2004, Midwest Generation had borrowed $40 million under the working capital facility and had reimbursement obligations under a letter of credit for $2.6 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by Edison Mission Marketing & Trading on its behalf for capacity and energy generated by Midwest Generation. Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Loan Agreement with Edison Mission Marketing & Trading."

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

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

Loan Agreement with Edison Mission Marketing & Trading

       Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. At June 30, 2004, Midwest Generation had loaned Edison Mission Marketing & Trading $44.3 million to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid upon settlement of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

Note 6. Commitments and Contingencies

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

       When Exelon Generation does not fully dispatch the power generation plants under the power purchase agreements, Midwest Generation may sell the excess energy at market prices, subject to specified conditions, to neighboring utilities, municipal utilities, third-party electric retailers and power marketers on a spot basis. A bilateral trading infrastructure existed with access to the Mid American Interconnected Network through April 30, 2004. On May 1, 2004, Midwest Generation began participating directly in the PJM markets with the integration of Commonwealth Edison with PJM. As a participant in PJM, Midwest Generation may sell its output into PJM's spot market through a bid process.

Capital Improvements

       At June 30, 2004, Midwest Generation had firm commitments to spend approximately $6.3 million on capital expenditures for the remainder of 2004. These capital expenditures are planned to be financed by cash generated from operations.

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

Guarantees and Indemnities

Tax Indemnity Agreements

       In connection with the sale-leaseback transactions related to the Collins Station and the Powerton and Joliet Stations, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (See Note 5—Refinancing), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

Indemnity Provided as Part of the Acquisition from Commonwealth Edison

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. At June 30, 2004, Midwest Generation had $13.5 million recorded as a liability related to this matter and had made $1.2 million in payments through June 2004.

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

Note 7. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2004	2003
Cash paid for interest	$156,389	$62,387
Non-cash financing – reduction in affiliate debt due to tax-allocation agreement offset	$25,966	$—
Non-cash financing – reduction in affiliate debt and affiliate interest due to equity contribution as part of the refinancing	$2,190,902	$—

Note 8. Cumulative Effect of Change in Accounting Principle

       Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's consolidated financial statements ($74 thousand, after tax, decrease to net income as the cumulative effect of the adoption of SFAS No. 143).

Note 9. New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R) The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. The adoption of this standard had no impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Midwest Generation will adopt this guidance in the third quarter of 2004. If Midwest Generation's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, Midwest Generation will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain. Proposed federal regulations defining actuarial equivalency are expected in the third quarter of 2004, with final regulations expected to be released by year-end 2004. Until the proposed regulations are issued, Midwest Generation is unable to predict the effect of the new law on its postretirement health care costs and obligations.

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

       The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2003, and as compared to the second quarter and six months ended June 30, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

       The MD&A presents a discussion of management's focus during the second quarter of 2004, a discussion of Midwest Generation's financial results and an analysis of Midwest Generation's management efforts with respect to its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

       During the first six months of 2004, management's focus has been particularly committed to the refinancing of Edison Mission Midwest Holding's debt, which Midwest Generation had guaranteed, and the termination of the Collins Station lease.

Completion of Refinancing

       On April 27, 2004, Midwest Generation completed the issuance of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes and entered into a new credit agreement, which includes a $700 million, first priority senior secured term loan facility and a $200 million, first priority senior secured working capital facility. Proceeds from these transactions were used to refinance $693 million of indebtedness (plus accrued interest and fees) and to make termination payments under the Collins Station lease in the amount of approximately $960 million. The new working capital facility replaced Edison Mission Midwest Holding's existing working capital facility. Completion of these financings was a major goal for 2004. See "Liquidity and Capital Resources—Midwest Generation Financing Developments" for further details related to these financings. Also, see "Liquidity and

Capital Resources—Termination of the Collins Station Lease" for details related to termination of the Collins Station lease.

Overview of Midwest Generation's 2004 Operating Performance

       Midwest Generation's net losses for the second quarter and six months of 2004 were $(63) million and $(95) million, respectively, compared to $(658) million and $(720) million, respectively, for the corresponding periods of 2003. The 2004 reduction in loss was affected by two significant items:

  •
  A $1.025 billion (pre-tax), $625 million (after tax), asset impairment charge related to the Collins Station and small peaking plants recorded during the second quarter of 2003;

  •
  A $64 million (pre-tax), $39 million (after tax), loss on lease termination and other charges related to the termination of the Collins Station lease recorded during the second quarter of 2004.

       Excluding these charges, net loss for the second quarter and six months ended June 30, 2004 was $24 million and $56 million, respectively, compared to $33 million and $94 million, respectively, for the corresponding periods of 2003. The improvement in performance is primarily attributable to the gross margin earned from energy revenues sold from the merchant coal plants which exceeded the loss of capacity revenues from the coal plants under the power purchase agreement. The improvement is also attributable to lower interest and operating expenses.

       Power prices for merchant sales increased over 2003 driven largely by higher natural gas prices. The average realized price of power sold from the Illinois merchant plants from coal-fired generation was $31.32 per MWhr and $29.89 per MWhr during the second quarter and six months ended June 30, 2004, respectively, compared to $25.01 per MWhr and $25.27 per MWhr during the second quarter and six months ended June 30, 2003, respectively. The availability factor of the Illinois Plants related to coal-fired generation was 70.8% and 76.6% during the second quarter and six months ended June 30, 2004, respectively, compared to 78.1% and 76.3% during the second quarter and six months ended June 30, 2003, respectively. The decrease in the availability factor in the second quarter of 2004 compared to the second quarter of 2003 was primarily attributable to the timing of scheduled maintenance and slightly higher unforced outages.

       In accordance with the power purchase agreements, Exelon Generation released an additional 880 MW of Midwest Generation's generating capacity for 2004 from the power purchase agreements. As a result, beginning in 2004, Midwest Generation had 3,989 MW of uncontracted capacity available for sale in the merchant generation market. Due to the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of Midwest Generation's total energy and capacity revenues decreased from 68% for the first six months of 2003 to 52% in the first six months of 2004. Operating revenues decreased $3.1 million and increased $20.3 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The year-to-date increase was due to higher energy revenues of $53.7 million resulting from increased merchant generation, partially offset by a decrease of $33.2 million in capacity revenues resulting from the reduction in megawatts contracted under these power purchase agreements. Midwest Generation's shift to merchant generation has resulted in substantially lower capacity revenues but higher energy revenues due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements with Exelon Generation.

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

Expansion of PJM in Illinois

       The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission (the FERC), to join PJM Interconnection, LLC (PJM) effective May 1, 2004. For further discussion, see "Market Risk Exposures—Regulatory Matters."

Critical Accounting Policies and Estimates

       For a discussion of Midwest Generation's critical accounting policies, refer to "Critical Accounting Policies and Estimates" on page 34 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003. Except as set forth below, there have been no other significant developments with respect to critical accounting policies and estimates that affect disclosures presented in the annual report.

Deferred Tax Assets

       As of June 30, 2004, Midwest Generation had net federal and California state deferred tax assets of U.S. $404.1 million reflecting net operating loss carryforwards available to reduce federal and California state taxable income in future years. These net operating losses primarily relate to planned tax deductions related to the termination of the Collins Station lease and subsequent decommissioning of the power plant. In assessing the realization of Midwest Generation's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of Midwest Generation's deferred income tax assets depends upon its ability to generate taxable income in the future (which under Midwest Generation's tax-allocation agreement is not subject to a net operating loss carryforward period). On a quarterly basis, management evaluates the recoverability of its deferred tax assets based upon forecasted taxable income to ensure there is adequate support for the realization of the deferred tax assets. While management has considered future taxable income in assessing the need for the valuation allowance, in the event management were to determine that Midwest Generation would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Although realization is not assured, management believes it is more likely than not the net deferred tax asset balance as of June 30, 2004 will be realized.

RESULTS OF OPERATIONS

Introduction

       This section discusses results for the second quarters and six months of 2004 and 2003 and the effect of new accounting pronouncements on Midwest Generation's consolidated financial statements. As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets through an energy services agreement with Edison Mission Marketing & Trading. Under this energy services agreement, Edison Mission Marketing & Trading enters into forward contracts with third parties and back-to-back power purchases from Midwest Generation on the same terms. For a description of the energy services agreement, see "Related Party Transactions" on page 40 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues (in million)
Energy	$152	$127	$361	$307
Capacity	67	94	93	126
Income from price risk management	5	6	3	4

Total revenues	$224	$227	$457	$437

Statistics – Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	2,848	3,075	5,870	6,675
Merchant	3,262	2,674	8,008	5,878

Total coal-fired generation	6,110	5,749	13,878	12,553

Equivalent Availability(1)	70.8%	78.1%	76.6%	76.3%
Forced outage rate(2)	9.1%	7.9%	7.4%	7.9%
Average realized energy price/MWhr:
Power purchase agreement	$17.53	$18.66	$17.59	$18.31
Merchant	$31.32	$25.01	$29.89	$25.27

All coal-fired generation	$24.89	$21.61	$24.68	$21.57

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

Operating Revenues

       Operating revenues decreased $3.1 million and increased $20.3 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Revenues for the second quarter of 2004 were about the same as the second quarter of 2003, as higher generation and merchant energy prices were offset by a decrease in capacity revenues under the power purchase agreements. The year-to-date increase was primarily due to higher energy revenues due to increased merchant generation at the coal plants released from their power purchase agreement with Exelon Generation and higher merchant energy prices. This increase was partially offset by lower capacity revenues resulting from the reduction in megawatts contracted under the power purchase agreements. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

       Income from price risk management was $5.1 million and $6.1 million for the second quarters of 2004 and 2003, respectively, and $3.4 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively. The gains partially represented the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. The ineffective portion of the cash flow hedges was mostly attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd" prior to May 1, 2004 and differences in energy prices between the aggregate Midwest Generation unit price and other delivery points, effective May 1, 2004. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of $7.1 million and $5.8 million during the second quarters of 2004 and 2003, respectively, and $4.4 million and $3.8 million during the six months ended June 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness. Also included in income from price risk management activities were losses of $4.2 million and $3.6 million for the second quarter and six months ended June 30, 2004, respectively, compared to $0.3 million and $0.7 million for the second quarter and six months ended June 30, 2003, respectively, related to power contracts that did not qualify for hedge accounting under SFAS No. 133. In addition, included in income from price risk management activities in the second quarter and six months ended June 30, 2004, were gains of approximately $2.3 million related to realized gains on swaps and financial transmission rights that did not qualify for hedge accounting under SFAS No. 133.

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Operating Expenses

       Operating expenses decreased $1.0 billion in both the second quarter and six months ended June 30, 2004, compared to the corresponding periods of 2003. Operating expenses consist of expenses for fuel, plant operations, loss on lease termination, asset impairment and other charges, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses increased $5.0 million and $4.4 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The increase was primarily due to higher fuel prices in addition to increased generation at the coal plants.

       Plant operations expenses increased $4.1 million and decreased $5.8 million for the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The second quarter increase was primarily attributable to additional accrued losses under an indemnity with

Commonwealth Edison. See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Indemnity Provided as Part of the Acquisition from Commonwealth Edison." The year-to-date decrease was primarily due to lower property taxes, plant overhaul expenses and railcar lease costs.

       Loss on lease termination and other charges was $63.6 million ($39.1 million after tax) for the second quarter and six months ended June 30, 2004. Loss on lease termination and other charges in 2004 consisted of $60.9 million related to the termination of the Collins Station lease (refer to "Liquidity and Capital Resources—Termination of the Collins Station Lease" for further discussion) and a $2.7 million inventory reserve for excess spare parts at the Collins Station due to Midwest Generation's plan to decommission the Collins Station and cease operations at the Station by December 31, 2004.

       Asset impairment charges for the second quarter and six months ended June 30, 2003 consisted of a $1.025 billion ($625 million after tax) impairment charge that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking plants. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to a then estimated fair market value of $78 million, and the book value of the eight small peaking plants was also written down in June 2003 from $286 million to a then estimated fair market value of $41 million.

       Depreciation and amortization expense decreased $1.1 million and $12.6 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The decrease was primarily due to the elimination of depreciation and amortization on the portion of the Collins Station and eight peaking plants as a result of impairment charges taken in June 2003. Partially offsetting this decrease was additional depreciation expense recorded in the second quarter of 2004 related to the change in the estimated useful life of the remaining plant assets at the Collins Station. See "Liquidity and Capital Resources—Termination of the Collins Station Lease."

       Administrative and general expenses decreased $1.4 million and increased $1.4 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. The year-to-date increase was primarily due to $2.2 million of debt restructuring costs incurred in the first quarter of 2004. Midwest Generation had no comparable expenses in 2003.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Interest and other income (expense)	$(355)	$(134)	$(469)	$(309)
Interest income from affiliate	28,316	28,344	56,632	56,689
Interest expense	(46,340)	(31,342)	(76,405)	(62,252)
Interest expense to affiliate	(14,991)	(54,567)	(66,148)	(109,887)

Total other expense	$(33,370)	$(57,699)	$(86,390)	$(115,759)

       Interest expense increased $15.0 million and $14.2 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Interest expense relates to the lease financings of the Powerton and Joliet Stations and the Collins Station through

April 27, 2004. Also included in interest expense is interest on $1.74 billion in new debt entered into by Midwest Generation during the second quarter of 2004. See "Liquidity and Capital Resources—Midwest Generation Financing Developments" for further discussion related to the new debt.

       Interest expense to affiliate decreased $39.6 million and $43.7 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. Interest expense to affiliate related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The 2004 decreases were due to the repayment of $692.7 million with a portion of the proceeds of the notes issuance and the term loan, and the settlement of the outstanding balance due under the subordinated revolving loan in April 2004 with an equity contribution of approximately $2.2 billion. As a result of the settlement and termination of this loan, Midwest Generation will no longer incur intercompany costs related to this debt.

Benefit For Income Taxes

       Midwest Generation had an effective income tax benefit rate of 39% in both the first six months of 2004 and 2003. The effective income tax rates were different from the federal statutory rate of 35% due to state income taxes.

Cumulative Effect of Change in Accounting Principle

       Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, Midwest Generation recorded a $74 thousand, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143.

Net Loss

       Net loss decreased $594.9 million and $624.5 million in the second quarter and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003. See "Management's Overview—Overview of Midwest Generation's 2004 Operating Performance." Although Midwest Generation expects to generate positive cash flow from operations, it expects to incur annual losses after depreciation, amortization and interest expense for 2004. Midwest Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46

       In December 2003, the FASB re-issued Statement of Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003, and applies to variable interest entities in which Midwest Generation holds a variable interest that it acquired before February 1, 2003. This interpretation is effective for special purpose entities as of December 31, 2003 and for all other entities as of March 31, 2004. The adoption of this standard had no impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FAS 106-2

       In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Midwest Generation will adopt this guidance in the third quarter of 2004. If Midwest Generation's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits, Midwest Generation will recognize the subsidy in the measurement of its accumulated obligation and record an actuarial gain. Proposed federal regulations defining actuarial equivalency are expected in the third quarter of 2004, with final regulations expected to be released by year-end 2004. Until the proposed regulations are issued, Midwest Generation is unable to predict the effect of the new law on its postretirement health care costs and obligations.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

       For a complete discussion of these issues, read this quarterly report in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Midwest Generation Financing Developments

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of June 30, 2004, Midwest Generation had borrowed $40 million under the working capital facility and had reimbursement obligations under a letter of credit for $2.6 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by Edison Mission Marketing & Trading on its behalf for capacity and energy generated by Midwest Generation. Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Loan Agreement with Edison Mission Marketing & Trading."

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company and the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction.

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

Midwest Generation Credit Facility and Indenture Covenants

       Midwest Generation is bound by the covenants in its new credit facility and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit facility contains financial covenants binding on Midwest Generation.

Covenants in Credit Facility

       In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its new credit facility. Compliance with the covenants in its credit facility includes maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended June 30, 2004, the interest coverage ratio was 2.76 to 1 (computed on a pro forma basis assuming the credit facility had been in existence for a twelve-month period).

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended June 30, 2004, the secured leverage ratio was 5.31 to 1.

       In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit facility) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in the latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus 75% of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

Covenants in Indenture

       Midwest Generation's new indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit facility. However, the indenture does not provide the ability to distribute 100% of excess cash flow upon the occurrence of certain events. Under the indenture, however, failure to achieve the conditions required for distributions will not result in a default, nor does the indenture contain any other financial performance requirements.

Loan Agreement with Edison Mission Marketing & Trading

       Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. At June 30, 2004, Midwest Generation had loaned Edison Mission Marketing & Trading $44.3 million to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid upon settlement of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

Termination of the Collins Station Lease

       Loss on lease termination and other charges for the second quarter and six-months ended June 30, 2004 related to the termination of the Collins Station lease. On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction and plans to continue fulfilling its obligation under the power purchase agreement with Exelon Generation, which is scheduled to expire at the end of 2004. Midwest Generation recorded a pre-tax loss of approximately $64 million (approximately $39 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $3 million inventory reserve for excess spare parts at the Collins Station.

       Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. As a result of the change in useful life, Midwest Generation changed the estimated useful life of the remaining plant assets to the end of 2004. Accordingly, Midwest Generation plans to depreciate $38 million of plant assets over the period May through December 2004. At June 30, 2004, Midwest Generation had not accrued for exit costs related to expected reduction in personnel as such amounts were not determinable at that time.

Consolidated Cash Flow

       At June 30, 2004, Midwest Generation had cash and cash equivalents of $47.9 million, compared to $36.5 million at December 31, 2003. Net working capital at June 30, 2004 was $101.9 million, compared to $(675.8) million at December 31, 2003. The improvement in working capital was primarily the result of the repayment of the $692.7 million of debt in April 2004 that was classified as a current liability at December 31, 2003.

       Net cash used in operating activities increased $36.3 million in the first six months of 2004, compared to the corresponding period of 2003. The increase in cash used in operating activities was primarily due to the payment of interest costs related to the termination of the Collins Station lease.

       Net cash provided by financing activities was $127.3 million in the first six months of 2004, compared to net cash used in financing activities of $4.5 million in the corresponding period of 2003. The 2004 increase in net cash provided by financing activities was primarily due to increased borrowings totaling $1.74 billion consisting of the $1 billion secured notes, $700 million term loan facility and the $40 million draw down under a new $200 million working capital facility. Partially offsetting these borrowings were the repayment of the capital lease obligation related to the Collins Station lease and the repayment of the $692.7 million of debt in April 2004. In 2003, Midwest Generation utilized its cash provided from operating activities to fund its capital lease obligations.

       Net cash used in investing activities increased $34.8 million in the first six months of 2004, compared to the corresponding period of 2003. The 2004 increase was primarily due to a loan to an affiliate in 2004, partially offset by lower capital expenditures. See "—Loan Agreement with Edison Mission Marketing & Trading" for more information regarding the loan agreement.

       Midwest Generation's principal source of liquidity is cash on hand, available credit under its new $200 million working capital line of credit, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

2004 Capital Expenditures

       Midwest Generation plans to spend approximately $16.7 million on capital expenditures for the remainder of 2004. These capital expenditures are planned to be financed by cash generated from operations.

Powerton-Joliet Lease Payments

       As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the original amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. Midwest Generation's use of debt service payments by EME on the promissory notes is currently the only source of cash available to Midwest Generation to meet its lease payment obligations under the Powerton and Joliet leases. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. There is no assurance that EME will have sufficient cash flow to meet these obligations. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. If EME failed to pay under its guarantee, including payments due under the Powerton-Joliet leases in the event that Midwest Generation could not make such payments, this would result in an event of default under the Powerton and Joliet leases. This event would have a material adverse effect on Midwest Generation.

Credit Ratings

Overview

       Credit ratings for EME, Midwest Generation, LLC and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B2	B
Midwest Generation, LLC:
First priority senior secured rating	Ba3	B+
Second priority senior secured rating	B1	B-
Edison Mission Marketing & Trading	Not Rated	B

       Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. On August 2, 2004, following EME's announcements related to the sale of its international project portfolio, Standard & Poor's placed the credit ratings on CreditWatch with positive implications. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of Edison Mission Marketing & Trading

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, historically, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. As a result of the new working capital facility entered into by Midwest Generation described above, Midwest Generation provides credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. See "—Loan Agreement with Edison Mission Marketing & Trading."

       Midwest Generation anticipates that sales of its power through Edison Mission Marketing & Trading may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements and increases in merchant sales could further increase the need for credit support related to price risk management activities. Midwest Generation is able to provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to Midwest Generation's merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that Midwest Generation will be able to provide sufficient credit support to Edison Mission Marketing & Trading.

Off-Balance Sheet Transactions

       For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 49 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Environmental Matters and Regulations

       For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" on page 52 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003 and the notes to the Financial Statements set forth therein. There have been no other significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of its annual report.

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

       With the exception of revenue generated by the three power purchase agreements with Exelon Generation, Midwest Generation's revenues and results of operations will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances, fuel oil, coal, natural gas and associated transportation costs in the market area known as the MAIN region and neighboring markets. Among the factors that influence the price of power in the MAIN region and the region administered by PJM are:

  •
  prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

  •
  the cost of emission credits or allowances;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

  •
  transmission congestion in and to the MAIN region and/or PJM and regulatory developments surrounding the expansion of PJM;

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

Status of the Exelon Generation Power Purchase Agreements

       Approximately 49% and 64% of Midwest Generation's energy and capacity sales in the first six months of 2004 and 2003, respectively, were to Exelon Generation under the power purchase agreements. As a result of Exelon Generation's election to release units from contract for 2004, Midwest Generation's reliance on sales into the wholesale market increased in 2004 from 2003. As discussed in detail below, 3,859 MW of Midwest Generation's generating capacity (2,383 MW related to its coal-fired generation units, 1,084 MW related to its Collins Station, and 392 MW related to its peaking units) remains subject to power purchase agreements with Exelon Generation in 2004. 2004 is the final contract year under these power purchase agreements.

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

       Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." The most liquid over-the-counter markets in the Midwest region have historically been for sales into the control area of Cinergy and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into ComEd" and "Into AEP" are bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" was the primary market for Midwest Generation.

       The following table depicts the historical average market prices for energy per megawatt-hour "Into ComEd" for the first four months of 2004.

	Into ComEd*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr
January	$43.30	$15.18	$27.88
February	43.05	18.85	29.98
March	40.38	21.15	30.66
April	39.50	16.76	27.88

Four-Month Average	$41.56	$17.99	$29.10

(1)
On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for "Into ComEd" delivery points.

       Following Commonwealth Edison's joining PJM on May 1, 2004, sales of electricity from the Illinois Plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales, into the expanded PJM, the primary market currently available to Midwest Generation, replaced sales previously made as bilateral sales and spot sales "Into ComEd." See "—Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison's joining PJM. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit, and cash margining arrangements.

       The average market prices at the Northern Illinois Hub delivery point during the months of May and June of 2004 were $34.05 per MWhr and $28.58 per MWhr, respectively. Energy prices were calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no comparison for the same months in 2003. Forward market prices in the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered into these markets may vary materially from the forward market prices set forth in the table below.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2004:

24-Hour Northern Illinois Hub Forward Energy Prices*
2004
July	$37.25
August	40.26
September	30.16
October	27.66
November	27.94
December	31.72
2005 Calendar "strip"(1)	$33.09

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

       Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent it does not do so, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest Generation under an intercompany energy services agreement between Midwest Generation and Edison Mission Marketing & Trading. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

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

       Under PJM's proposed revisions to the PJM tariff, the integration of Commonwealth Edison into PJM, which was implemented on May 1, 2004, could result in market power mitigation measures being imposed on future power sales by Midwest Generation in the Northern Illinois Control Area (NICA) energy and capacity markets. In addition, power produced by Midwest Generation not under contract with Exelon Generation has been sold in the past using transmission obtained from Commonwealth Edison under its open-access tariff filed with the Federal Energy Regulatory Commission (the FERC), and the application of the PJM tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. EME and Midwest Generation continue to oppose the imposition of market power mitigation measures proposed by PJM for the NICA energy and capacity markets. Midwest Generation is unable to predict the outcome of these efforts, the effect of integration of Commonwealth Edison into PJM on an "islanded" basis, the timing or effect of integration of American Electric Power into PJM, or any final integration configuration for PJM on the markets into which Midwest Generation sells its power. See "—Regulatory Matters" for further discussion.

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

       Midwest Generation is continuing to monitor the activities at the FERC related to the expansion of PJM in Illinois and to advocate regulatory positions that promote efficient and fair markets in which the Illinois Plants compete.

Derivative Financial Instruments

       The following table summarizes the fair values for Midwest Generation's outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2004 as compared to 2003 is attributable to the increase in average market prices during the second quarter of 2004 to above contracted prices at June 30, 2004, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets (in thousands).

	June 30, 2004	December 31, 2003
Commodity price:
Electricity contracts	$(40,438)	$2,132

       In assessing the fair value of Midwest Generation's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of June 30, 2004 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(40,438)	$(41,188)	$750	$—	$—

Credit Risk

       As a result of Exelon Generation's releasing some of Midwest Generation's units from the respective power purchase agreements in 2003 and 2004, Midwest Generation is selling a significant portion of its energy into wholesale power markets and intends to hedge its merchant portfolio risk through Edison Mission Marketing & Trading.

       In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies and financial institutions, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation under the intercompany energy services agreement. Midwest Generation's agreement with Edison Mission Marketing & Trading transfers the risk of non-payment of accounts receivable from counterparties to Edison Mission Marketing & Trading. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and new credit agreement if it fails to enforce payment from Edison Mission Marketing & Trading in the case of nonpayment of an accounts receivable from a counterparty, so long as the counterparty is rated at least investment grade.

       The obligations of Midwest Generation under the senior secured notes and new credit agreement are secured by, among other things, an account of Edison Mission Marketing & Trading in which Edison Mission Marketing & Trading will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See "Liquidity and Capital Resources—Midwest Generation Financing Developments." See also "Related Party Transactions—Edison Mission Marketing & Trading Agreements" on page 40 in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

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

Regulatory Matters

       For a discussion of Midwest Generation's regulatory matters, refer to "Regulatory Matters" on page 17 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003. There have been no other significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of its annual report, except as follows:

       Commonwealth Edison's application to join PJM was approved by the Federal Energy Regulatory Commission (the FERC), on April 27, 2004, with an effective date of May 1, 2004.

       On March 19, 2004, in a separate but related matter, the FERC issued an order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of AEP) and the MISO. The effect of this order is that the so-called rate pancaking was not eliminated prior to Commonwealth Edison's integration into PJM, nor will it be eliminated prior to AEP's scheduled date for integration into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. The FERC included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004. The transmission owners and other stakeholder interests in the region have met on several occasions, attempting to create an acceptable long-term rate structure for the combined PJM/MISO footprint. Those discussions are taking place pursuant to settlement procedures and a schedule administered by a FERC Administrative Law Judge and are expected to continue through September 2004. It is not possible at this time to predict the outcome of such discussions. Until through and out rates are eliminated, Midwest Generation will continue to have to pay transmission charges for power sold for delivery outside of Commonwealth Edison's former control area, now known under PJM as NICA.

       On March 24, 2004, the FERC, in another order, rejected a proposal by PJM for certain market mitigation procedures to be applied to the new NICA. On April 23, 2004, PJM filed a request for rehearing of one aspect of the March 24 order and an "Explanation" relating to another aspect of such order, and supplemented its filing on April 26, 2004. EME and Midwest Generation filed a motion for a procedural schedule allowing 30 days for EME and Midwest Generation to prepare and submit analyses responding to PJM's filings, which was granted by the FERC. Following such submissions, PJM filed additional material purporting to support its requested mitigation mechanisms, and EME and Midwest Generation responded to each of those submissions. The issues remain pending for decision by the FERC. It is not possible at this time to predict the outcome of this matter or the impact of the market monitor's proposed mitigation measures should they or some form of them be adopted.

       On July 27, 2004, AEP reached a settlement with staff of the Virginia State Corporation Commission (VSCC) that would allow AEP to transfer control of its transmission lines in the state to PJM. The settlement eliminates the need for the FERC to act to ensure that AEP is able to enter PJM on October 1, 2004, the target date set by both AEP and PJM. The settlement, if approved by the VSCC, will end the battle between FERC and Virginia over state and federal rights governing regional transmission organization (RTO) membership and will help facilitate AEP's entry into PJM by October 1, 2004. The parties to the settlement requested VSCC to act on it within 15 days.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 59 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       Midwest Generation's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Midwest Generation's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

       There have not been any changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

Date of Report	Date Filed	Item(s) Reported
April 2, 2004	April 5, 2004	5
April 5, 2004	April 5, 2004	7, 9
April 27, 2004	April 28, 2004	5, 7
May 28, 2004	May 28, 2004	5, 7
June 8, 2004	June 9, 2004	5, 7

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Manager and Vice President
Date:	August 6, 2004
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President
Date:	August 6, 2004

QuickLinks

TABLE OF CONTENTS
  PART I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES