Form 10-Q
period 2004-09-30
MIDWEST GENERATION LLC
filed 2004-11-08
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        Number of units outstanding of the registrant's Membership Interests as of November 8, 2004: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35
PART II—Other Information
Item 6.	Exhibits	36
	Signatures	37

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues
Energy revenues	$86,345	$87,224	$222,785	$241,243
Capacity revenues	161,849	221,998	254,824	348,183
Energy and capacity revenues from marketing affiliate	122,601	121,346	347,188	274,606
Gains (losses) from price risk management	(3,018)	(6,013)	380	(2,332)

Total operating revenues	367,777	424,555	825,177	861,700

Operating Expenses
Fuel	102,024	119,560	302,082	315,257
Plant operations	78,215	76,050	244,492	248,141
Loss on lease termination, asset impairment and other charges	41,005	—	104,652	1,025,333
Depreciation and amortization	50,714	38,431	133,390	133,743
Administrative and general	4,186	6,772	17,222	18,428

Total operating expenses	276,144	240,813	801,838	1,740,902

Operating income (loss)	91,633	183,742	23,339	(879,202)

Other Income (Expense)
Interest and other income	28,028	28,012	84,191	84,392
Interest expense	(53,138)	(86,088)	(195,691)	(258,227)

Total other expense	(25,110)	(58,076)	(111,500)	(173,835)

Income (loss) before income taxes	66,523	125,666	(88,161)	(1,053,037)
Provision (benefit) for income taxes	25,653	48,448	(33,997)	(410,785)

Income (Loss) Before Accounting Change	40,870	77,218	(54,164)	(642,252)
Cumulative effect of change in accounting, net of tax (Note 8)	—	—	—	(74)

Net Income (Loss)	$40,870	$77,218	$(54,164)	$(642,326)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss)	$40,870	$77,218	$(54,164)	$(642,326)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $3,837 and $12,295 for the three months and $(24,030) and $(403) for the nine months ended September 30, 2004 and 2003, respectively	5,790	19,203	(38,255)	(630)
Reclassification adjustments included in net income (loss), net of income tax benefit of $6,241 and $2,202 for the three months and $17,227 and $12,232 for the nine months ended September 30, 2004 and 2003, respectively	10,076	3,438	27,445	19,103

Other comprehensive income (loss)	15,866	22,641	(10,810)	18,473

Comprehensive Income (Loss)	$56,736	$99,859	$(64,974)	$(623,853)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$216,641	$36,535
Accounts receivable	85,071	38,707
Due from affiliates	40,326	67,350
Fuel inventory	60,761	64,763
Spare parts inventory	16,406	18,880
Interest receivable from affiliate	27,984	56,350
Assets under price risk management	6,675	12,747
Other current assets	12,227	10,525

Total current assets	466,091	305,857

Property, Plant and Equipment	4,207,422	4,190,337
Less accumulated depreciation	711,663	544,463

Net property, plant and equipment	3,495,759	3,645,874

Notes receivable from affiliate	1,365,523	1,365,423
Deferred taxes	368,412	329,151
Other assets	48,390	16,286

Total Assets	$5,744,175	$5,662,591

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$13,622	$25,799
Accrued liabilities	69,429	70,339
Due to affiliates	6,443	2,991
Interest payable	64,523	89,228
Interest payable to affiliates	—	79,765
Liabilities under price risk management	24,940	10,615
Current maturities of long-term obligations	7,000	—
Current maturities of subordinated long-term debt with affiliate	—	692,704
Current portion of lease financing	54,953	10,214

Total current liabilities	240,910	981,655

Subordinated revolving line of credit with affiliate	—	2,085,894
Lease financing, net of current portion	1,244,688	2,159,641
Long-term obligations	1,691,250	—
Benefit plans and other long-term liabilities	106,873	103,328

Total Liabilities	3,283,721	5,330,518

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,434,488	1,241,133
Accumulated deficit	(965,130)	(910,966)
Accumulated other comprehensive income (loss)	(8,904)	1,906

Total Member's Equity	2,460,454	332,073

Total Liabilities and Member's Equity	$5,744,175	$5,662,591

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities
Loss after accounting change, net	$(54,164)	$(642,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135,025	133,743
Non-cash contribution of services	2,453	8,233
Loss on lease termination, asset impairment and other charges	104,652	1,025,333
Deferred taxes	(39,261)	(393,788)
Cumulative effect of change in accounting, net of tax	—	74
Increase in accounts receivable	(46,364)	(33,473)
Decrease (increase) in due to/from affiliates	4,509	(26,558)
Decrease in inventory	1,942	15,738
Decrease in interest receivable from affiliate	28,366	28,377
Decrease (increase) in other current assets	(1,702)	12,201
Decrease in accounts payable	(12,177)	(20,558)
Decrease in accrued liabilities	(910)	(26,228)
Decrease in interest payable	(14,162)	(17,779)
Increase (decrease) in other liabilities	3,545	(19,458)
Increase (decrease) in net liabilities under price risk management	9,588	(10,835)

Net cash provided by operating activities	121,340	32,696

Cash Flows From Financing Activities
Issuance of subordinated long-term debt	20,000	—
Repayments from subordinated long-term debt with affiliate	(712,704)	—
Borrowings from subordinated revolving line of credit with affiliate	—	181,366
Issuance of long-term debt	1,740,000	—
Repayment of long-term debt	(41,750)	—
Borrowings from credit revolver	40,666	—
Repayment of capital lease obligation	(931,185)	(9,792)
Financing costs	(35,739)	—

Net cash provided by financing activities	79,288	171,574

Cash Flows From Investing Activities
Capital expenditures	(22,422)	(32,728)
Decrease (increase) in restricted cash	2,000	(2,150)
Loan to affiliate	(1,761)	—
Repayment of loan from affiliate	1,661	1,079

Net cash used in investing activities	(20,522)	(33,799)

Net increase in cash and cash equivalents	180,106	170,471
Cash and cash equivalents at beginning of period	36,535	74,652

Cash and cash equivalents at end of period	$216,641	$245,123

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollars in thousands; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

        Midwest Generation, LLC's (Midwest Generation's) significant accounting policies are described in Note 2 to its financial statements as of December 31, 2003 and 2002, included in its annual report on Form 10-K for the year ended December 31, 2003. Midwest Generation follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

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

        On June 8, 2004, PricewaterhouseCoopers LLP, independent registered public accounting firm, reissued via a current report on Form 8-K, dated June 8, 2004, its original Report of Independent Registered Public Accounting Firm that was included in Part II, Item 8 of the annual report on Form 10-K of Midwest Generation, LLC for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004. The original report of PricewaterhouseCoopers LLP dated March 10, 2004 contained an explanatory paragraph indicating that the financial statements included in Midwest Generation's 2003 annual report on Form 10-K were prepared on the basis that Midwest Generation would continue as a going concern and that the uncertainty about Edison Mission Midwest Holdings' ability to repay or refinance $693 million of debt that was to mature in December 2004 raised substantial doubt about Midwest Generation's ability to continue as a going concern. In April 2004, the $693 million of debt was repaid in full through new financings obtained by Midwest Generation. For further discussion, see Note 5—Refinancing. Accordingly, the going concern explanatory paragraph referred to above has been removed.

Note 2. Loss on Lease Termination, Asset Impairment and Other Charges

        Loss on lease termination, asset impairment and other charges was $41.0 million and $104.7 million for the third quarter and nine months ended September 30, 2004, respectively. On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. Midwest Generation recorded a pre-tax loss of approximately $64 million (approximately $39 million after tax) during the quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $2.7 million inventory reserve for excess spare parts at the Collins Station.

        Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM Interconnection, LLC (PJM) accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. During the third quarter of 2004, Midwest Generation reached an agreement with Exelon Generation to terminate the power purchase agreement effective September 30, 2004 for the two units at the Collins Station that remained under contract. As a result of the termination of the power purchase agreement, Midwest Generation revised the estimated useful life of the remaining plant assets to end on September 30, 2004 instead of December 31, 2004. Accordingly, Midwest Generation recorded a pre-tax impairment charge of $10.3 million during the third quarter of 2004. During the quarter ended September 30, 2004, Midwest Generation recorded a pre-tax loss of $1.9 million for fuel oil inventory at the Collins Station. In October 2004, Midwest Generation finalized plans to reduce the workforce in Illinois and expects to recognize a $4 million pre-tax charge for exit costs during the fourth quarter of 2004.

        In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units, subject to regulatory review and approval. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, Midwest Generation recorded a pre-tax impairment charge of $28.8 million (approximately $17.7 million after tax).

        Asset impairment charges for the nine months ended September 30, 2003 consisted of a $1.025 billion ($625 million after tax) impairment charge that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking units. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation in the MAIN region market.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$1,906	$1,906
Current period change	(10,810)	(10,810)

Balance at September 30, 2004	$(8,904)	$(8,904)

        Unrealized losses on cash flow hedges at September 30, 2004 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are higher than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $10.2 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $4.6 million and $4.8 million during the third quarters of 2004 and 2003, respectively, and $0.2 million and $0.9 million during the nine months ended September 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the consolidated statement of operations.

Note 4. Employee Benefit Plans

Pension Plan

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $9.1 million to its pension plan in 2004. As of September 30, 2004, $7.6 million in contributions have been made. Midwest Generation anticipates that its original expectation will be met by year-end 2004.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$2,945	$2,546	$8,835	$7,638
Interest cost	738	563	2,214	1,689
Expected return on plan assets	(579)	(344)	(1,737)	(1,032)
Net amortization and deferral	—	—	—	—

Total expense	$3,104	$2,765	$9,312	$8,295

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $90 thousand to its postretirement benefits other than its pension plan in 2004. Midwest Generation expects to make these contributions in the fourth quarter of 2004.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$148	$144	$480	$432
Interest cost	256	257	836	771
Expected return on plan assets	—	—	—	—
Net amortization and deferral	(116)	(72)	(258)	(216)

Total expense	$288	$329	$1,058	$987

Note 5. Refinancing

Midwest Generation Financing Developments

        On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of September 30, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for $2.6 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

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

Loan Agreement with Edison Mission Marketing & Trading

        Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. As of September 30, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $1.8 million, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

Note 6. Commitments and Contingencies

Power Purchase Agreements

        Energy generated by Midwest Generation has historically been sold under three power purchase agreements with Exelon Generation Company, LLC (Exelon Generation) under which Exelon Generation is obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements became effective on December 15, 1999. The power purchase agreement for the Collins Station was terminated effective September 30, 2004; the other two contracts (for coal-fired generation and peaking units) expire on December 31, 2004. The capacity payments provide units under contract with revenue for fixed charges, and the energy payments compensate those units for all, or a portion of, variable costs of production.

        Under each of the power purchase agreements, Exelon Generation, upon notice by given dates, has had the option to terminate each agreement with respect to all or a portion of the units subject to it. As a result of notices given in 2002 and 2003, Exelon Generation released 5,428 MW of Midwest Generation's generating capacity from the power purchase agreements. As a result, 3,859 MW of Midwest Generation's generating capacity (2,383 MW of capacity related to its coal-fired generation units, 1,084 MW of capacity and energy related to its Collins Station, and 392 MW of capacity and energy related to its peaking units) remained subject to the power purchase agreements with Exelon Generation for the nine months ended September 30, 2004. Following the termination of the Collins Station power purchase agreement, 2,775 MW will be subject to power purchase agreements with Exelon Generation during the fourth quarter of 2004. 2004 is the final contract year under the power purchase agreements.

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

Capital Improvements

        At September 30, 2004, Midwest Generation had firm commitments to spend approximately $10 million on capital expenditures during the remainder of 2004 and 2005. These capital expenditures are planned to be financed by cash generated from operations. During the third quarter of 2004, Midwest Generation decided to return Will County Units 1 and 2 to service. Operations at these units were suspended in 2002, pending recovery of market prices. As part of returning these units to service, Midwest Generation expects to spend approximately $10 million installing environmental improvements by June 30, 2005.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase agreements with various third-party suppliers during the first nine months of 2004. Midwest Generation's fuel purchase commitments under these agreements are currently estimated to be $10.6 million for 2005, $49.8 million for 2006, $53.6 million for 2007, and $57.3 million for 2008.

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

Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement dated March 22, 1999. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. At September 30, 2004, Midwest Generation had $14.2 million recorded as a liability related to this matter and had made $3.4 million in payments through September 2004.

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

Note 7. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2004	2003
Cash paid for interest	$208,198	$275,988	*
Non-cash financing—reduction in affiliate debt due to tax-allocation agreement offset	$25,966	$—
Non-cash financing—reduction in affiliate debt and affiliate interest due to equity contribution as part of the refinancing	$2,190,902	$—

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

FASB Staff Position FAS 106-2

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Midwest Generation adopted this guidance effective July 1, 2004, which had an immaterial impact on its consolidated financial statements. According to proposed federal regulations, Midwest Generation's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, Midwest Generation recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

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

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2003, and as compared to the third quarter and nine months ended September 30, 2003. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

        The MD&A presents a discussion of management's focus during the third quarter of 2004, a discussion of Midwest Generation's financial results and an analysis of Midwest Generation's management efforts with respect to its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Overview

Introduction

        During the first nine months of 2004, management has focused on the refinancing of Edison Mission Midwest Holding's debt, which Midwest Generation had guaranteed, the termination of the Collins Station lease and related power purchase agreement and actively participating in regulatory developments.

Completion of Refinancing

        On April 27, 2004, Midwest Generation completed the issuance of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes and entered into a new credit agreement, which includes a $700 million, first priority senior secured term loan facility and a $200 million, first priority senior secured working capital facility. Proceeds from these transactions were used to refinance $693 million of indebtedness (plus accrued interest and fees) and to make termination payments under the Collins Station lease in the amount of approximately $960 million. The new working capital facility replaced Edison Mission Midwest Holding's existing working capital facility. Completion of these financings was a major goal for 2004. See "Liquidity and Capital Resources—Midwest Generation Financing Developments" for further details related to these financings. Also, see "Liquidity and Capital Resources—Termination of the Collins Station Lease" for details related to termination of the Collins Station lease and related power purchase agreement.

Overview of Midwest Generation's 2004 Operating Performance

        Midwest Generation's net income (loss) for the third quarter and nine months ended September 30, 2004 was $41 million and $(54) million, respectively, compared to $77 million and $(642) million, respectively, for the corresponding periods of 2003. The 2004 year-to-date reduction in loss was affected by three significant items:

  •
  A $1.025 billion (pre-tax), $625 million (after tax), asset impairment charge related to the Collins Station and small peaking units recorded during the second quarter of 2003;

  •
  A $64 million (pre-tax), $39 million (after tax), loss on lease termination and other charges related to the termination of the Collins Station lease recorded during the second quarter of 2004. The third quarter of 2004 included a $12 million (pre-tax), $7 million (after tax), asset impairment and other charge related to the Collins Station. During the third quarter of 2004, Midwest Generation reached an agreement with Exelon Generation Company, LLC (Exelon Generation) to terminate the power purchase agreement effective September 30, 2004 for the two units at the Collins Station that remained under contract. Management concluded the Collins Station was not economically competitive in the current marketplace given the current generation overcapacity in the region and ceased operations effective September 30, 2004. The Collins Station is in the process of being decommissioned.

  •
  The third quarter of 2004 included a charge of $29 million (pre-tax), $18 million (after tax), related to impairment of six small peaking units in Illinois. In September 2004, management completed an analysis of future competitiveness in the expanded PJM Interconnection, LLC (PJM) marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units, subject to regulatory review and approval. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment.

        Excluding these charges, net income (loss) for the third quarter and nine months ended September 30, 2004 was $66 million and $10 million, respectively, compared to $77 million and $(17) million, respectively, for the corresponding periods of 2003. The decrease in the third quarter earnings is due to lower capacity payments received under the Exelon Generation power purchase agreements in 2004. The improvement in the year-to-date performance is primarily attributable to the gross margin earned from energy revenues sold from the merchant coal plants which exceeded the loss of capacity revenues from the coal plants under the power purchase agreement. The improvement is also attributable to lower interest in 2004 as a result of the equity contribution by Midwest Generation's parent used to repay intercompany indebtedness.

        In accordance with the power purchase agreements, Exelon Generation released an additional 880 MW of Midwest Generation's generating capacity for 2004 from the power purchase agreements. As a result, beginning in 2004, Midwest Generation had 3,989 MW of uncontracted capacity available for sale in the merchant generation market. Due to the decline in contracted generating capacity under the power purchase agreements, revenues from Exelon Generation as a percentage of Midwest Generation's total energy and capacity revenues decreased from 71% for the first nine months of 2003 to 59% in the first nine months of 2004. Operating revenues decreased $57 million and $37 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The 2004 decreases were due to lower capacity revenues of $52 million and $81 million for the third quarter and nine months ended September 30, 2004, respectively, resulting from the reduction in megawatts contracted under these power purchase agreements. Partially offsetting the year-to-date lower capacity revenues were higher energy revenues of $42 million resulting from increased merchant generation. Midwest Generation's shift to merchant generation has resulted in substantially lower capacity revenues but higher energy revenues. The higher energy revenues are due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements with Exelon Generation.

        The energy and capacity from any units not subject to one of the power purchase agreements are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading on behalf of Midwest Generation with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is increasingly subject to near-term market volatility related to the price of energy and capacity. See "Market Risk Exposures—Commodity Price Risk" for further discussion of forward market prices in the region.

Expansion of PJM in Illinois

        The Illinois Plants are located within the service territory of Exelon Generation's affiliate Commonwealth Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission (the FERC) to join PJM effective May 1, 2004. EME had protested the integration of Commonwealth Edison into PJM before American Electric Power (AEP), because Commonwealth Edison's service territory, independent of AEP, was only partially integrated into PJM via a limited transmission pathway of 500 MW capability. This lack of interconnection capability limited Midwest Generation's access to the broader PJM market. These concerns became moot on October 1, 2004, when AEP was integrated into PJM. As of October 1, 2004, Midwest Generation had direct access to a fully interconnected market that covers twelve states and the District of Columbia, and serves a peak load of over 107,000 MW over 49,300 miles of transmission lines. For further discussion, see "Market Risk Exposures—Regulatory Matters."

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

Deferred Tax Assets

        As of September 30, 2004, Midwest Generation had net federal and California state deferred tax assets of $368.4 million reflecting net operating loss carryforwards available to reduce federal and California state taxable income in future years. The net operating losses primarily relate to planned tax deductions related to the termination of the Collins Station lease and subsequent decommissioning of the power plant. In assessing the realization of Midwest Generation's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of Midwest Generation's deferred income tax assets depends upon its ability to generate taxable income in the future (which under Midwest Generation's tax-allocation agreement is not subject to a net operating loss carryforward period). On a quarterly basis, management evaluates the recoverability of its deferred tax assets based upon forecasted taxable income to ensure there is adequate support for the realization of the deferred tax assets. While management has considered future taxable income in assessing the need for a valuation allowance, in the event management were to determine that Midwest Generation would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Although realization is not assured, management believes it is more likely than not the net deferred tax asset balance as of September 30, 2004 will be realized.

RESULTS OF OPERATIONS

Introduction

        This section discusses results for the third quarters and nine months of 2004 and 2003 and the effect of new accounting pronouncements on Midwest Generation's consolidated financial statements. As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets through an energy services agreement with Edison Mission Marketing & Trading. Under this energy services agreement, Edison Mission Marketing & Trading enters into forward contracts with third parties and back-to-back power purchases from Midwest Generation on the same terms. For a description of the energy services agreement, see "Related Party Transactions" on page 40 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues (in million)
Energy	$201	$209	$558	$516
Capacity	170	222	267	348
Income from price risk management	(3)	(6)	—	(2)

Total revenues	$368	$425	$825	$862

Statistics—Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	3,892	3,806	9,761	10,481
Merchant	4,408	4,195	12,417	10,073

Total coal-fired generation	8,300	8,001	22,178	20,554

Equivalent Availability(1)	91.9%	94.1%	81.8%	82.3%
Forced outage rate(2)	5.0%	4.4%	6.5%	6.6%
Average realized energy price/MWhr:
Power purchase agreement	$16.56	$18.06	$17.18	$18.22
Merchant	$32.96	$28.92	$30.98	$26.79

All coal-fired generation	$25.27	$23.76	$24.90	$22.42

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

Operating Revenues

        Operating revenues decreased $56.8 million and $36.5 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The third quarter decline was primarily due to a $51.5 million decrease in capacity revenues under the power purchase agreements. The year-to-date decrease was primarily due to lower capacity revenues resulting from the reduction in megawatts contracted under the power purchase agreements. This decrease was partially offset by higher energy revenues due to increased merchant generation at the coal plants released from their power purchase agreement with Exelon Generation and higher merchant energy prices. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

        Income (loss) from price risk management was $(3.0) million and $(6.0) million for the third quarters of 2004 and 2003, respectively, and $0.4 million and $(2.3) million for the nine months ended September 30, 2004 and 2003, respectively. The losses partially represented the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $4.6 million and $4.8 million during the third quarters of 2004 and 2003, respectively, and $0.2 million and $0.9 million during the nine months ended September 30, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was partially attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd" prior to May 1, 2004 and differences in energy prices between the aggregate Midwest Generation unit price and other delivery points, effective May 1, 2004. In addition, Midwest Generation recognized gains (losses) on the ineffective portion of forward contracts that expired during the respective periods.

        Also included in income (loss) from price risk management activities were income (losses) of $2.4 million and $(1.3) million for the third quarter and nine months ended September 30, 2004, respectively, compared to $0.6 million and $(0.1) million for the third quarter and nine months ended September 30, 2003, respectively, related to power contracts that did not qualify for hedge accounting under SFAS No. 133. In addition, for the third quarter and nine months ended September 30, 2004, there were gains of approximately $0.9 million and $3.4 million, respectively, compared to $1.4 million for both the third quarter and nine months ended September 30, 2003, related to realized gains on swaps and financial transmission rights that did not qualify for hedge accounting under SFAS No. 133. Included in the 2003 losses is a mark-to-market adjustment for $2.7 million related to an option in which Midwest Generation had to purchase energy from Calumet Energy Team LLC, which is accounted for as a derivative under SFAS No. 133.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally substantially higher during the third quarter of each year.

Operating Expenses

        Operating expenses increased $35.3 million and decreased $939.1 million in the third quarter and nine months ended September 30, 2004, compared to the corresponding periods of 2003. Operating expenses consist of expenses for fuel, plant operations, loss on lease termination, asset impairment and other charges, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $17.5 million and $13.2 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The decreases were primarily attributable to lower fuel costs at the Collins Station, partially offset by increased merchant generation at the coal plants.

        Plant operations expenses increased $2.2 million and decreased $3.6 million for the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The year-to-date decrease was primarily due to lower property taxes, plant overhaul expenses and railcar lease costs.

        Loss on lease termination, asset impairment and other charges was $41.0 million for the third quarter and $104.7 million for the nine months ended September 30, 2004. Loss on lease termination, asset impairment and other charges in 2004 consisted of $71.3 million related to the termination of the Collins Station lease and termination of the power purchase agreement for the remaining two units at the Collins Station, a $4.6 million inventory reserve for excess spare parts and fuel oil inventory at the Collins Station, and $28.8 million related to the impairment of the small peaking units in Illinois. See "Liquidity and Capital Resources—Termination of the Collins Station Lease" for further discussion.

        Asset impairment charges for the nine months ended September 30, 2003 consisted of a $1.025 billion impairment charge that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking units. The lower capacity revenue outlook is the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation in the MAIN region market. The book value of capitalized assets related to the Collins Station was written down from $858 million to a then estimated fair market value of $78 million, and the book value of the eight small peaking units was also written down in June 2003 from $286 million to a then estimated fair market value of $41 million.

        Depreciation and amortization expense increased $12.3 million and decreased $0.4 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. The third quarter increase was primarily attributable to additional depreciation expense recorded in 2004 related to the change in the estimated useful life of the remaining plant assets at the Collins Station. Depreciation and amortization expense for the 2004 year-to-date period was slightly lower than the 2003 year-to-date period due to the elimination of depreciation and amortization on the portion of the Collins Station and eight peaking units as a result of impairment charges taken in June 2003, mostly offset by the additional depreciation expense related to the change in the estimated useful life of the remaining plant assets at the Collins Station. See "Liquidity and Capital Resources—Termination of the Collins Station Lease" for further discussion.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Interest and other income (expense)	$(271)	$(321)	$(740)	$(630)
Interest income from affiliate	28,299	28,333	84,931	85,022
Interest expense	(53,138)	(30,826)	(129,543)	(93,078)
Interest expense to affiliate	—	(55,262)	(66,148)	(165,149)

Total other expense	$(25,110)	$(58,076)	$(111,500)	$(173,835)

        Interest expense increased $22.3 million and $36.5 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. Interest expense relates to the lease financings of the Powerton and Joliet Stations and the Collins Station through April 27, 2004. Also included in interest expense is interest on $1.74 billion in new debt entered into by Midwest Generation during the second quarter of 2004. See "Liquidity and Capital Resources—Midwest Generation Financing Developments" for further discussion related to the new debt.

        Interest expense to affiliate decreased $55.3 million and $99.0 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. Interest expense to affiliate related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The 2004 decreases were due to the repayment of $692.7 million with a portion of the proceeds of the notes issuance and the term loan, and the settlement of the outstanding balance due under the subordinated revolving loan in April 2004 with an equity contribution of approximately $2.2 billion. As a result of the settlement and termination of this loan, Midwest Generation will no longer incur intercompany costs related to this debt.

Benefit For Income Taxes

        Midwest Generation had an effective income tax benefit rate of 39% in both the first nine months of 2004 and 2003, respectively. The effective income tax rates were different from the federal statutory rate of 35% due to state income taxes.

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

Net Income (Loss)

        Net income (loss) decreased $36.3 million and $588.2 million in the third quarter and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003. See "Management's Overview—Overview of Midwest Generation's 2004 Operating Performance." Although Midwest Generation expects to generate positive cash flow from operations, it expects to incur annual losses after depreciation, amortization and interest expense for 2004. Midwest Generation's future results of operations will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of its operating expenses.

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

FASB Staff Position FAS 106-2

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The primary objective of the position is to provide accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Midwest Generation adopted this guidance effective July 1, 2004, which had an immaterial impact on its consolidated financial statements. According to proposed federal regulations, Midwest Generation's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits. Accordingly, Midwest Generation recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003.

Midwest Generation Financing Developments

        On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1,750,000 of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of September 30, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for $2.6 million that expires in 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

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

Midwest Generation Credit Facility and Indenture Covenants

        Midwest Generation is bound by the covenants in its credit facility and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit facility contains financial covenants binding on Midwest Generation.

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its credit agreement. Compliance with the covenants in its credit agreement includes maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended September 30, 2004, the interest coverage ratio was 2.39 to 1 (computed on a pro forma basis assuming the credit agreement had been in existence for a twelve-month period).

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended September 30, 2004, the secured leverage ratio was 5.94 to 1.

        In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit agreement) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in the latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. With the remaining 25% of excess cash flow, Midwest Generation must offer to prepay the term loan to the lenders. Each of the lenders may, at its option, decline such prepayment with respect to its pro rata share of the term loan. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus 75% of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

        Excess cash flow was $117 million for the period between April 27, 2004 and September 30, 2004. At September 30, 2004, Midwest Generation met both of the covenant requirements described above under the credit agreement and made a distribution of $88 million in October 2004. As required under the credit agreement, Midwest Generation made an offer to the lenders to prepay $29 million of the term loan, of which $5 million was accepted by certain lenders and repaid on October 20, 2004. The remaining $24 million of excess cash flow not repaid will be retained by Midwest Generation as working capital or used to make a voluntary prepayment at a later date, as provided under the credit agreement.

Covenants in Indenture

        Midwest Generation's indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit agreement. Failure to achieve the conditions required for distributions will not result in a default under the indenture, nor does the indenture contain any other financial performance requirements.

Loan Agreement with Edison Mission Marketing & Trading

        Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. As of September 30, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $1.8 million, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

Termination of the Collins Station Lease

        On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. Midwest Generation recorded a pre-tax loss of approximately $64 million (approximately $39 million after tax) during the quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $2.7 million inventory reserve for excess spare parts at the Collins Station.

        Following the termination of the Collins Station lease, Midwest Generation announced plans to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. On July 30, 2004, PJM accepted Midwest Generation's request to cease operations at the Collins Station. PJM found that the decommissioning of the plant would not affect the operation or reliability of the PJM markets. During the third quarter of 2004, Midwest Generation reached an agreement with Exelon Generation to terminate the power purchase agreement effective September 30, 2004 for the two units at the Collins Station that remained under contract. As a result of the termination of the power purchase agreement, Midwest Generation revised the estimated useful life of the remaining plant assets to end on September 30, 2004 instead of December 31, 2004. Accordingly, Midwest Generation recorded a pre-tax impairment charge of $10.3 million during the third quarter of 2004. During the quarter ended September 30, 2004, Midwest Generation recorded a pre-tax loss of $1.9 million for fuel oil inventory at the Collins Station. In October 2004, Midwest Generation finalized plans to reduce the workforce in Illinois and expects to recognize a $4 million pre-tax charge for exit costs during the fourth quarter of 2004.

        In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units, subject to regulatory review and approval. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, Midwest Generation recorded a pre-tax impairment charge of $28.8 million (approximately $17.7 million after tax).

Consolidated Cash Flow

        At September 30, 2004, Midwest Generation had cash and cash equivalents of $216.6 million, compared to $36.5 million at December 31, 2003. Net working capital at September 30, 2004 was $225.2 million, compared to $(675.8) million at December 31, 2003. The improvement in working capital was primarily the result of the repayment of the $692.7 million of debt in April 2004 that was classified as a current liability at December 31, 2003.

        Net cash provided by operating activities increased $88.6 million in the first nine months of 2004, compared to the corresponding period of 2003. The increase in cash provided by operating activities was primarily due to the timing of cash receipts and disbursements relating to working capital items.

        Net cash provided by financing activities decreased $92.3 million in the first nine months of 2004, compared to the corresponding period of 2003. The 2004 decrease in net cash provided by financing activities was primarily attributable to the repayment of the capital lease obligation related to the Collins Station lease and the repayment of the $692.7 million of debt in April 2004. In addition, Midwest Generation borrowed approximately $181 million in 2003 on its subordinated revolving line of credit with affiliate primarily to pay for interest owed on both affiliate loans. Partially offsetting these decreases was borrowings in April 2004 totaling $1.7 billion consisting of the $1 billion secured notes and the $700 million term loan facility.

        Net cash used in investing activities decreased $13.3 million in the first nine months of 2004, compared to the corresponding period of 2003. The 2004 decrease was primarily due to a reduction in capital expenditures.

        Midwest Generation's principal source of liquidity is cash on hand, available credit under its new $200 million working capital line of credit, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

2004 Capital Expenditures

        Midwest Generation plans to spend approximately $8.7 million on capital expenditures for the remainder of 2004. These capital expenditures are planned to be financed by cash generated from operations. During the third quarter of 2004, Midwest Generation decided to return Will County Units 1 and 2 to service. Operations at these units were suspended in 2002, pending recovery of market prices. As part of returning these units to service, Midwest Generation expects to install environmental improvements of approximately $10 million by June 30, 2005.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation, LLC and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B1	B
Midwest Generation, LLC:
First priority senior secured rating	Ba3	B+
Second priority senior secured rating	B1	B-
Edison Mission Marketing & Trading	Not Rated	B

        On August 6, 2004, Moody's raised EME's credit rating to B1 from B2. Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

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

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase agreements with various third-party suppliers during the first nine months of 2004. Midwest Generation's fuel purchase commitments under these agreements are currently estimated to be $10.6 million for 2005, $49.8 million for 2006, $53.6 million for 2007, and $57.3 million for 2008.

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

        With the exception of revenue generated by the two remaining power purchase agreements with Exelon Generation, Midwest Generation's revenues and results of operations will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances, fuel oil, coal, natural gas and associated transportation costs in the market area known as the MAIN region and neighboring markets. Among the factors that influence the price of power in the MAIN region and the region administered by PJM are:

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

Status of the Exelon Generation Power Purchase Agreements

        Approximately 57% and 68% of Midwest Generation's energy and capacity sales in the first nine months of 2004 and 2003, respectively, were to Exelon Generation under the power purchase agreements. As a result of Exelon Generation's election to release units from contract for 2004, Midwest Generation's reliance on sales into the wholesale market increased in 2004 from 2003. For the nine months ended September 30, 2004, 3,859 MW of Midwest Generation's generating capacity (2,383 MW related to its coal-fired generation units, 1,084 MW related to its Collins Station, and 392 MW related to its peaking units) was subject to power purchase agreements with Exelon Generation. Following the termination of the Collins Station power purchase agreement effective September 30, 2004, 2,775 MW will be subject to power purchase agreements with Exelon Generation during the fourth quarter of 2004. 2004 is the final contract year under these power purchase agreements.

Merchant Sales

        The energy and capacity from units not subject to a power purchase agreement with Exelon Generation are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have a term of two years or less. Thus, Midwest Generation is subject to the market risks related to the price of energy and capacity from those units. Capacity prices for merchant energy sales are, and are expected in the near term to remain, substantially less than those Midwest Generation currently receives under the 1999 power purchase agreements with Exelon Generation. Midwest Generation further expects that the lower revenues resulting from this difference will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those Midwest Generation currently receives under its existing agreements. Midwest Generation intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below as well as using derivative financial instruments in accordance with established policies and procedures.

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

        The following table depicts the historical average market prices for energy per megawatt-hour since joining PJM on May 1, 2004.

Historical Energy Prices	Northern Illinois Hub
May	$34.05
June	28.58
July	30.92
August	26.31
September	27.98

Five-Month Average	$29.57

*
Energy prices calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no comparison for the same months in 2003.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2004:

24-Hour Northern Illinois Hub Forward Energy Prices*
2004
October	25.86
November	27.52
December	30.49
2005 Calendar "strip"(1)	$32.82

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

        Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at September 30, 2004:

	2004	2005	2006
Megawatt hours	3,250,276	4,659,585	438,000
Average price/MWhr	$27.87	$38.14	$31.50

        To the extent Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions with it. Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest Generation under an intercompany energy services agreement between Midwest Generation and Edison Mission Marketing & Trading. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

        In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity from the units released from contract by Exelon Generation will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the released units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the released units is expected to vary from unit to unit.

        Effective May 1, 2004, the transmission system of Commonwealth Edison became integrated into PJM. Over EME's and Midwest Generation's objections, such integration was allowed to occur in advance of the integration of American Electric Power into PJM, which had resulted in the creation of an islanded market within PJM limited to the service territory of Commonwealth Edison. Concerns about the islanded market of Commonwealth Edison became moot on October 1, 2004, when American

Electric Power was integrated into PJM. In general, power produced by Midwest Generation not under contract with Exelon Generation has been sold in the past using transmission obtained from Commonwealth Edison under its open-access tariff filed with the FERC, and the application of the PJM tariff to Commonwealth Edison's transmission system could also affect the rates, terms and conditions of transmission service received by Midwest Generation. Given the recent integration of American Electric Power into PJM, such changes, if any, are not expected to have a material effect on Midwest Generation. See "—Regulatory Matters" for further discussion.

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

        Midwest Generation is continuing to monitor the activities at the FERC related to the expansion of PJM and to advocate regulatory positions that promote efficient and fair markets in which the Illinois Plants compete.

Derivative Financial Instruments

        The following table summarizes the fair values for Midwest Generation's outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2004 as compared to 2003 is attributable to the increase in average market prices during the third quarter of 2004 to above contracted prices at September 30, 2004, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets (in thousands).

	September 30, 2004	December 31, 2003
Commodity price:
Electricity contracts	$(18,265)	$2,132

        In assessing the fair value of Midwest Generation's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of September 30, 2004 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(18,265)	$(21,832)	$3,567	$—	$—

Credit Risk

        As a result of Exelon Generation's releasing several of Midwest Generation's units from the respective power purchase agreements in 2003 and 2004, Midwest Generation is selling a significant portion of its energy into wholesale power markets and intends to hedge its merchant portfolio risk through Edison Mission Marketing & Trading.

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

        Commonwealth Edison's application to join PJM was approved by the FERC, on April 27, 2004, with an effective date of May 1, 2004. EME and Midwest Generation had protested such action before the FERC because the integration of Commonwealth Edison into PJM in advance of American Electric Power (AEP) created an isolated market within PJM limited to the service territory of Commonwealth Edison. The integration of AEP into PJM had been delayed by the actions of state regulatory authorities in Virginia and Kentucky. However, the issues raised in the Kentucky proceedings were resolved in June 2004 and the Virginia case was settled in August 2004, which permitted the integration of AEP to take place without incident on October 1, 2004.

        On March 19, 2004, in a separate but related matter, the FERC issued an order having the effect of postponing to December 1, 2004 the effective date for elimination of regional through and out rates in the region encompassed by PJM (as expanded by the addition of Commonwealth Edison and as to be further expanded by the addition of AEP) and the MISO. The effect of this order was that the so-called rate pancaking was not eliminated prior to the integration of Commonwealth Edison and AEP into PJM. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. The FERC included in its order a strong statement that the existing through and out rates must be eliminated no later than December 1, 2004.

        The transmission owners and other stakeholder interests in the region met on several occasions from June through early September 2004, attempting to reach consensus on an acceptable long-term rate structure for the combined PJM/MISO footprint. A consensus among all affected parties could not be reached; however, two competing proposals for a long-term rate structure have emerged from such discussions and both were filed with the FERC on October 1, 2004. Neither of those plans would impose transmission costs on system users other than load-serving entities. However, the FERC has also initiated an investigation under Section 206 of the Federal Power Act, which would permit the agency to adopt a structure different from those which have been proposed by the parties. In its order initiating the investigation, the FERC reiterated its previous statement that it would act on such a structure by December 1, 2004. Until through and out rates are eliminated, Midwest Generation will continue to have to pay transmission charges for power sold for delivery to customers within the MISO. In addition, sales to customers outside of the MISO and PJM will continue to be subject to the through and out rates applicable to such transactions.

        On July 27, 2004, AEP reached a settlement with staff of the Virginia State Corporation Commission that allowed AEP to transfer control of its transmission lines in the state to PJM. The settlement eliminated the need for the FERC to act to ensure that AEP was able to enter PJM on October 1, 2004, the target date set by both AEP and PJM. Such integration took place on October 1, 2004, as previously noted.

        Given the removal of the uncertainties regarding the market structure issues discussed previously, the direct impact on Midwest Generation of the above-described matters will be limited to the delay in the elimination of regional through and out rates. This is not expected to have a material effect on Midwest Generation's financial results prior to the anticipated elimination of such rates between PJM and the MISO on December 1, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 59 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2003. Refer to "Market Risk Exposures" in Item 2 for an update to that disclosure.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Midwest Generation's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, Midwest Generation's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There were no changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

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

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Kevin M. Smith Kevin M. Smith Manager and Vice President
Date:	November 8, 2004
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President
Date:	November 8, 2004

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES