Form 10-K
period 2004-12-31
MIDWEST GENERATION LLC
filed 2005-03-16
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None
(Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

       Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2004: $0. Number of units outstanding of the registrant's Membership Interests as of March 10, 2005: 100 units (all units held by an affiliate of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)	Designated portions of Edison Mission Energy's Form 10-K for the year ended December 31, 2004	Part III
(2)	Designated portions of the Joint Proxy Statement relating to Edison International's 2005 Annual Meeting of Shareholders	Part III

i

PART I

ITEM 1.    BUSINESS

The Company

       Midwest Generation, LLC, which is referred to as Midwest Generation in this annual report, was formed on July 12, 1999 as a Delaware limited liability company with Edison Mission Midwest Holdings Co. as the sole owner. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of Edison Mission Energy, which is referred to as EME in this annual report. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison Company (Commonwealth Edison), which are referred to as the Illinois Plants. Midwest Generation acquired the Illinois Plants on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items, including but not limited to taxes, rents and fees. Prior to the acquisition of the Illinois Plants, Midwest Generation had no significant business activity.

       Concurrent with the acquisition of the Illinois Plants, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 MW gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases had an initial term of 33.75 years. In April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor and received title to the Collins Station as part of the transaction. On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and decommissioned the plant by the fourth quarter of 2004. See "—Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Management's Overview—Termination of the Collins Station Lease" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion regarding the lease termination.

       In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of eight of Midwest Generation's small peaking units in Illinois. Based on this analysis and regulatory approval, planning efforts are in progress to decommission six of its eight remaining small peaking units.

       As of December 31, 2004, Midwest Generation owned or leased 5,876 megawatts (MW) of operating power plants consisting of the following:

•
six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 255 MW, based on summer net dependable capacity.

       Midwest Generation has entered into a contract with Edison Mission Marketing & Trading, Inc., a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. In April 2004, Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading in order to make revolving loans to, or have letters of credit issued on behalf of, Edison Mission Marketing & Trading, in order to provide credit support for forward contracts. Edison Mission Marketing & Trading also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation has also entered into an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

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

       EME, Mission Energy Holding Company and Edison International are each registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2004.

       Midwest Generation's principal executive offices are located at One Financial Place, 440 South LaSalle Street, Suite 3500, Chicago, Illinois 60605, and its telephone number is (312) 583-6000.

       Midwest Generation, LLC's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

Forward-Looking Statements

       This annual report on Form 10-K contains forward-looking statements that reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events. Other information distributed by Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, include:

•
supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Midwest Generation's generating units have access;

•
the ability of Midwest Generation to provide sufficient collateral in support of its forward sales of electricity and purchases of fuel;

•
general political, economic and business conditions;

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the electricity industry generally, including environmental regulations that could require capital expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

•
competition from other power plants, including new plants and technologies that may be developed in the future;

•
operating risks, including equipment failure, availability, heat rate and output;

•
the cost and availability of fuel and fuel transportation services;

•
the cost and availability of transmission services;

•
the cost and availability of required emission allowances; and

•
weather conditions, natural disasters and other unforeseen events.

       Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report and in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that appear in Part II of this annual report. Readers are urged to read this entire annual report and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. The information contained in this annual report is subject to change without notice, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

Description of Business

Industry Overview

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of the Public Utility Regulatory Policies Act of 1978, or PURPA, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. As a result, a significant market for electric power produced by independent power producers, such as Midwest Generation, developed in the United States.

       As part of the regulatory developments discussed above, the Federal Energy Regulatory Commission, referred to as the FERC in this annual report, encouraged the formation of independent systems operators (ISOs) and regional transmission organizations (RTOs). In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

       Midwest Generation's power plants are located in the control area managed by PJM Interconnection, LLC, commonly referred to as PJM. PJM is the largest centrally dispatched electric control area in North America. As reported on the PJM web site (www.pjm.com) on March 1, 2005, PJM consists of about

1,000 generating units with a total installed capacity of approximately 137,490 MW, serves approximately 45.3 million people, and covers portions of Pennsylvania, New Jersey, Maryland, Delaware, the District of Columbia, Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee, West Virginia and Virginia. PJM operates the wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as Midwest Generation, may participate in PJM's capacity markets or transact capacity on a bilateral basis.

Facilities Overview

The Crawford Station

       The Crawford Station is a 542 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Crawford Station occupies approximately 72 acres, inclusive of the switchyard. The operating units are referred to as Units 7 and 8 and began operations in 1958 and 1961, respectively.

       Southern Powder River Basin coal is loaded into barges at the Will County Station and delivered by barge primarily on a "just-in-time" basis supported by Crawford's on-site storage. Natural gas is used for ignition and combustion support and for full boiler operation, when economical. Peoples Gas delivers natural gas under a delivery contract that includes balancing storage, which is also shared by the Fisk Station.

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

The Joliet Station

       The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on an approximately 467 acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the leveraged lease transaction described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the Des Plaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,044 MW.

       The Joliet Station burns Southern Powder River Basin coal which is shipped by rail. With the completion of a new rail spur in early 2003, direct deliveries are received from the Union Pacific Railroad. Natural gas is delivered for the boilers as a startup and stabilizing fuel by Nicor Gas Company under a delivery contract.

The Powerton Station

       The Powerton Station is a 1,538 MW coal-fired station located in Pekin, Tazwell County, Illinois, approximately 16 miles southwest of Peoria or 166 miles from Chicago on an approximately 568-acre site. The Powerton Station is subject to the leveraged lease transaction described in this annual report. The site also includes an approximately 1,440-acre lake. The operating units comprising the Powerton Station are referred to as Units 5 and 6 and began operations in 1972 and 1975, respectively.

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

The Will County Station

       The Will County Station is a 1,092 MW coal-fired power plant located in Romeoville, Will County, Illinois. The Will County Station is located on approximately 215 acres, inclusive of the switchyard. The operating units comprising the Will County Station are referred to as Units 1, 2, 3 and 4 and began operations between 1955 and 1963. Beginning in January 2003, operations at Units 1 and 2, representing 310 MW of capacity, were suspended pending improvement in market conditions. In late 2004, both units were returned to service.

       The Will County Station burns Southern Powder River Basin coal which is shipped by rail by the Elgin, Joliet & Eastern Railway Company from interchange points with the Union Pacific Railroad. The Will County Station uses No. 2 fuel oil for ignition and combustion support, which is delivered by tanker truck to a 100,000 gallon on-site storage tank.

The Collins Station

       On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and all units were decommissioned by the fourth quarter of 2004. The Collins Station was a 2,698 MW gas and oil-fired power plant located in Grundy County, near Morris, Illinois. See "—Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Management's Overview—Termination of the Collins Station Lease" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for events leading up to the decommissioning of the Collins Station.

On-Site and Off-Site Peaking Facilities

       In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of eight of its small peaking units in Illinois. Based on this analysis and regulatory approval, planning efforts are in progress to decommission six of its eight remaining small peaking units. They are the Crawford and Joliet on-site peaking facilities and the Calumet, Electric Junction, Lombard and Sabrooke off-site peaking facilities. The remaining on-site peaking units consist of Fisk and Waukegan, which were commissioned in 1968.

       The Fisk and Waukegan peaking units burn No. 1 fuel oil (jet fuel). Natural gas is used by the Fisk peaking unit for ignition. Natural gas is purchased in the monthly and daily spot markets and is shipped at the seller's risk to Chicago. Peoples Gas provides delivery services, including balancing storage, to the site under tariffs approved by the Illinois Commerce Commission. Midwest Generation purchases No. 1 fuel oil and No. 2 fuel oil from bids taken annually. Shipments to the various sites are in tanker trucks and inventory is replenished as needed by the site. The oil price is tied to the Oil Price Information Service posted price (the market price) on the date of delivery. Truck delivery charges are at fixed agreed-upon prices.

Power Markets

       In connection with the acquisition of the Illinois Plants, Midwest Generation entered into three separate five-year power purchase agreements with Commonwealth Edison, which were subsequently assigned to its affiliate, Exelon Generation Company LLC (Exelon Generation). The Collins Station power purchase agreement was terminated on September 30, 2004 and the other two power purchase agreements expired on December 31, 2004. During each of 2000, 2001 and 2002, approximately 99% of Midwest Generation's energy and capacity revenues were derived under the power purchase agreements. In 2003 and 2004, the percentage decreased to approximately 65% and 53%, respectively, with the balance coming from sales by Midwest Generation into the wholesale power markets.

       Beginning in 2005, all the energy and capacity from the Illinois Plants are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading, Inc., an affiliate of Midwest Generation engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have terms of two years or less. Thus, Midwest Generation is subject to market risks related to the price of energy and capacity from the Illinois Plants. As discussed further below, sales of electricity from the Illinois Plants now include sales into PJM. Capacity prices for merchant energy sales within PJM are, and are expected in the near term to remain, substantially lower than those Midwest Generation received under the power purchase agreements with Exelon Generation.

       Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker-arranged "over-the-counter customers." Wholesale customer transactions are bilateral sales to regional buyers, including investor-owned utilities, municipal utilities, rural electric cooperatives and retail energy suppliers. Wholesale customer transactions include real-time, daily and longer term structured sales; they are not arranged through brokers and may be tailored to meet the specific requirements of wholesale electricity consumers. Over-the-counter markets are generally accessed through third-party brokers and electronic exchanges, and include forward sales of electricity. The most liquid over-the-counter markets in the Midwest region have historically been sales into the control area of Cinergy, referred to as "Into Cinergy," and, to a lesser extent, sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into ComEd" and "Into

AEP" were bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" was the primary market for Midwest Generation.

       On May 1, 2004 and October 1, 2004, respectively, operational control of the control area systems of Commonwealth Edison and AEP was transferred to PJM, which is now the primary market available to Midwest Generation. This transfer resulted in the conversion of the "Into ComEd" and "Into AEP" trading hubs to locational marginal pricing, which has further facilitated transparency of prices and provided liquidity to support risk management strategies. Performance of transactions in these markets is subject to contracts that generally provide for liquidated damages supported by a variety of credit requirements, which may include independent credit assessment, parent company guarantees, letters of credit and cash margining arrangements. However, liquidity in all of these markets has been adversely affected by the financial problems of trading and marketing entities.

       Following the transfer of control of the control area systems of Commonwealth Edison and AEP to PJM, sales of electricity from the Illinois Plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales, into the expanded PJM, replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." The Northern Illinois Hub is the primary trading hub for Midwest Generation produced power due to geographic proximity and high pricing correlation to the plants' output locations.

       The Midwest Independent Transmission System Operator, a Regional Transmission Organization (RTO) authorized pursuant to the FERC's Order No. 2000, commonly referred to as the MISO, which will control the former control areas of Alliant Energy Corporation (Wisconsin Power and Light Co. and Interstate Power and Light Co.), Aquila Inc., Ameren Corporation, Cinergy Corp., Kentucky Utilities Company, LG&E Energy LLC, Vectren Corporation and Xcel Energy, Inc., among others, is scheduled to begin operation of its locational marginal pricing market on April 1, 2005. It is anticipated that the opening of the MISO market will provide increased liquidity in the Midwest electricity markets. "Into Cinergy" will become a locational marginal pricing location in MISO at that time. See "Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison and AEP joining PJM. See "—Transmission" below for additional discussion.

       For a discussion of the risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Transmission

       Station units at Will County, Crawford, Waukegan, and Joliet Unit 6 are connected to Commonwealth Edison's 138kV transmission system. The Fisk Station is connected via various circuit breakers and transformers to transmission substations. The Joliet Units 7 and 8, subject to the leveraged lease transactions, and the two Powerton units deliver their power into Commonwealth Edison's 345kV transmission system.

       Historically, sales of power produced by Midwest Generation required using transmission that had to be obtained from Commonwealth Edison. An independent system operator did not yet oversee operations of the Commonwealth Edison control area; however, effective May 1, 2004 such operations were placed under the control of PJM. Furthermore, the transmission system of AEP was integrated into PJM on October 1, 2004, which linked the Northern Illinois and eastern portions of the PJM system and permitted improved access from the Illinois Plants into the broader PJM market. In addition, a number of other utilities in the region participate in the MISO where a bilateral market with a single rate for transmission within the RTO already exists. The regional market is further supported by open access transmission under various utility company transmission tariffs that are not within the MISO. The open access transmission tariffs of the MISO and others in the region allow Midwest Generation to utilize their transmission and distribution systems to sell power at wholesale on a non-discriminatory basis relative to the system's owners. Such tariffs are vital to allow Midwest Generation to compete in the deregulated electricity markets because they provide a uniform set of prices and standards of transmission service that have been approved by regulatory agencies and are publicly available.

       On November 18, 2004, the FERC issued an order eliminating regional through and out transmission rates in the region encompassed by PJM (as recently expanded) and the MISO. The effect of this order was to eliminate so-called rate pancaking between PJM and the MISO. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. At the same time, the FERC also imposed a transitional revenue recovery mechanism which has created controversy and some continuing uncertainty as to the impact of such mechanism on transactions in the region. The mechanism required the filing of tariffs by PJM and the MISO imposing a "Seams Elimination Cost Adjustment" (SECA) to be in effect until May 1, 2006, to compensate the "new PJM companies"—AEP, Commonwealth Edison and Dayton Power & Light, among others—for lost revenues attributable to such elimination. On November 30, 2004, the FERC clarified that SECAs can be recovered for lost revenues associated with elimination on intra-RTO pancaking.

       The response to the November 18 and November 30 orders from the parties liable for the SECAs has been strongly negative, and a rehearing has been sought by a broad range of interests that are opposed to the imposition of SECAs. Although both PJM and the MISO have made tariff filings with the FERC that purport to comply with such order and eliminate through and out transmission rates as of December 1, 2004, numerous protests to such filings have been made, challenging SECAs on legal and equitable grounds and demanding evidentiary hearings by the FERC. In its tariff filing, PJM imposes SECAs only on load-serving entities, and not on other transmission customers such as Midwest Generation, but the MISO tariff provision imposes SECAs on all such customers. That provision does not directly affect Midwest Generation because it is not a transmission customer of the MISO; however, the issue of which entities should bear SECAs is one of the many points that have been raised in the protests described above and have become the subject of hearings ordered by the FERC.

       Pending further orders of the FERC and/or the outcome of the hearings described above, under the provisions of the PJM tariff as filed, Midwest Generation is currently not subject to SECAs with respect to its sales of power within PJM. It is not possible, however, to predict the outcome of the hearings or to rule out the possibility that Midwest Generation could be ordered in the future to pay SECAs with respect to sales within PJM after December 1, 2004.

       For further discussion of the market risks related to Midwest Generation's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Significant Customer

       In the past three fiscal years, Midwest Generation derived a significant source of its revenues from the sale of energy and capacity to Exelon Generation primarily under three power purchase agreements which began on December 15, 1999. The Collins Station power purchase agreement was terminated on September 30, 2004 and the other power purchase agreements expired on December 31, 2004. Exelon Generation accounted for approximately 54%, 68% and 99% of Midwest Generation's energy and capacity revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Fuel Supply

       Coal is used to fuel 5,621 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern Powder River Basin of Wyoming. The coal is purchased under a number of supply agreements ranging from one year to four years in length. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 16 million to 20 million tons.

       All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. As of December 31, 2004, Midwest Generation leased approximately 3,800 railcars to transport the coal from the mines to the generating stations and the leases have remaining terms that range from as short as 6 months up to 15 years, with options to extend the leases for or purchase some railcars at the end of the lease terms. The coal is transported nearly 1,200 miles from the mines to the stations.

       Coal for the Fisk and Crawford Stations is first shipped by rail to the Will County Station where it is transferred from the railcars, blended as necessary to meet station specifications, and loaded into river barges. These barges are towed by an independent contractor under a transportation agreement with Midwest Generation to the stations.

       Midwest Generation has approximately 255 MW of peaking capacity in the form of simple cycle combustion turbines at Fisk and Waukegan Stations. These units are fueled with distillate fuel oils.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to Midwest Generation's fuel supply and coal transportation contracts.

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of nitrogen oxide or sulfur dioxide. Emission allowances were acquired as part of the acquisition of the Illinois Plants. Additional allowances are purchased by Midwest Generation when operations make this necessary and are sold by Midwest Generation when it has more than needed for planned levels of operation.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Insurance

       Midwest Generation maintains insurance policies consistent with those normally carried by companies engaged in similar business and owning similar properties. Midwest Generation's insurance program includes all-risk property insurance, including business interruption, covering real and personal property, including losses from boilers, machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. Midwest Generation also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size. However, no assurance can be given that Midwest Generation's insurance will be adequate to cover all losses.

Seasonality

       In the past, Midwest Generation's electric revenues were substantially higher during the June through September months because Midwest Generation received significantly higher capacity payments during those months under the terms of the power purchase agreements with Exelon Generation. Midwest Generation expects that future electric revenues from sales into the wholesale markets will be higher in the third quarter of each year due to higher demand for energy resulting from warmer weather in the summer months.

Competition

Federal

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as exempt wholesale generators under the Public Utility Holding Company Act of 1935, or PUHCA, to compete more effectively in the wholesale market. In an order dated November 9, 1999, the FERC determined that, based on the facts stated in Midwest Generation's application, Midwest Generation is an exempt wholesale generator.

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

       In December 1999, the FERC issued Order No. 2000, which required all jurisdictional transmission-owning utilities to file by December 15, 2000, a statement of their plans with respect to placing functional control over their transmission assets under an RTO meeting certain criteria set forth in the Order. Although Order No. 2000 did not mandate that a utility join an RTO, it set forth various incentives for voluntary joining and required utilities to explain in detail their reasons for deviating from the objectives set forth in the Order. RTOs meeting the FERC's criteria in Order No. 2000 were required to be operationally independent of the transmission-owning utilities whose assets they controlled and to possess other essential attributes, such as regional scope and configuration, the authority to receive and rule upon requests for service, a separate tariff governing all transactions of the RTO, a market monitoring capability, and other features.

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

       On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking having the stated purpose of remedying the remaining opportunities for undue discrimination in transmission and establishing a standardized transmission service and wholesale market design, or SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. The SMD proposal included a number of features that, taken together, should provide a flexible transmission service and an open and transparent spot market design that convey the right pricing signals for investment in transmission and generation facilities, and for other purposes. Comments on certain features of the SMD proposal were filed by interested parties in October 2002 and during the first quarter of 2003. The SMD proposal has also engendered considerable comment, and in some cases opposition, including in the U.S. Congress.

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

       Over the past few years, the U.S. Congress has considered various legislative proposals to restructure the electric industry that would require, among other things, retail customer choice, repeal of PUHCA and reform of PURPA. A number of other proposals have been introduced in Congress that relate to restructuring electricity markets. Different versions of such legislation passed both houses of Congress late in the 108th Congress (2003-2004) but no comprehensive energy legislation was enacted. Similar comprehensive legislation has been introduced in the 109th Congress (2005-2006), but the chances for passage of such legislation remain unclear at this time. Efforts were made in the 108th Congress to enact portions of the comprehensive energy bill on an individual basis, but with the exception of certain tax provisions, they were unsuccessful because the Congressional leadership and administration opposed such efforts. Similar efforts are possible in the 109th Congress, but their chances for success remain unclear at this time.

State

       In response to pressure from retail electric customers, particularly large industrial users, the state commissions or state legislatures of many states have considered whether to open the retail electric power market to competition. Retail competition is possible when a customer's local utility agrees, or is required, to unbundle its distribution service (for example, the delivery of electric power through its local distribution lines) from its transmission and generation service (for example, the provision of electric power from the utility's generating facilities or wholesale power purchases). Several state commissions and legislatures have issued orders or passed legislation requiring utilities to offer unbundled retail distribution service, which is called retail wheeling. Volatility in California and other regional power markets has resulted in several states slowing, and in some cases reversing or reassessing, their plans to allow retail competition. Retail competition in Illinois commenced on October 1, 1999 for mostly large commercial and industrial customers, and full access, for residential customers, occurred by May 1, 2002 under the Illinois electric restructuring act of 1997. However, as noted above, Midwest Generation sells power only into the wholesale market.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under PUHCA. The enactment of PURPA and the adoption of regulations under that Act by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA for exempt wholesale generators, such as Midwest Generation. An "exempt wholesale generator" under PUHCA is an entity determined by the FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

Federal Power Act

       The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce, including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.

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

Public Utility Holding Company Act of 1935

       Edison International, Midwest Generation's ultimate parent company, is a holding company because it owns Southern California Edison Company, an electric utility company. However, Edison International and its subsidiaries are exempt for all provisions, except Section 9(a)(2), of PUHCA on the basis that Edison International and Southern California Edison are incorporated in the same state and their utility businesses are predominantly intrastate in character and carried on substantially in their state of incorporation. Section 9(a)(2) provides, in substance, that Edison International may not directly or indirectly acquire 5% or more of the voting securities of a public utility company other than Southern California Edison, unless the acquisition has been approved by the Securities and Exchange Commission. Consequently, Midwest Generation is not a subsidiary of a registered holding company under PUHCA so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a). Midwest Generation is not a holding company under PUHCA, because it does not own interests in any other company.

       Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation under PUHCA as an exempt wholesale generator. On November 9, 1999, the FERC issued an order determining that, based on the facts stated in Midwest Generation's application, Midwest Generation is an exempt wholesale generator.

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

       If Midwest Generation were to lose its exempt wholesale generator status, it would become an electric utility company under PUHCA. This could cause EME to become a holding company subject to registration and regulation under PUHCA. It also could cause Edison International to lose its exemption from regulation, and require it to register, under PUHCA. This additional regulation would be difficult to comply with and could require EME and Edison International to restructure their operations significantly to achieve compliance. Loss of exempt wholesale generator status also could trigger defaults under the covenants in Midwest Generation's agreements. If loss of exempt wholesale generator status by Midwest Generation were to subject EME and/or Edison International to registration and regulation under PUHCA on a retroactive basis, it could subject them to penalties or other burdens and could cause certain agreements and contracts they have entered into to become voidable.

Natural Gas Act

       Midwest Generation's peaking units have the dual capability of burning natural gas or oil. Under the Natural Gas Act, the FERC has jurisdiction over certain sales of natural gas and over transportation and storage of natural gas in interstate commerce. The FERC has granted blanket authority to all persons to make sales of natural gas without restriction but continues to exercise significant oversight with respect to transportation and storage of natural gas services in interstate commerce.

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

       During the transition period that runs until the end of 2006, customers that switch to alternative retail electric suppliers or electric utilities serving retail customers outside their service areas may be required to pay transition charges, also known as "stranded cost" charges, to compensate the utilities that previously supplied these customers for past investments, including investments in generating plants. The Illinois Electric Law calls for these transition charges to end no later than December 31, 2006.

       Commonwealth Edison and the Ameren Illinois utilities have filed rate proceedings at the Illinois Commerce Commission. The rate proceedings propose the adoption of what is known as a New Jersey style full requirement auction process for the procurement of power for the utilities' bundled customers after 2006. This filing is expected to take place in the first quarter of 2005. The proposed process could potentially allow Midwest Generation to secure multi-year power supply contracts through a competitive transparent process. The final outcome of these regulatory proceedings and the extent to which Midwest Generation might participate in any subsequent auction cannot be determined at this time.

Transmission of Wholesale Power

       Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act, Order No. 2000, and subsequent orders. The FERC has issued a proposal, referred to as Standard Market Design or SMD, that would provide a "level playing field" for all entities that seek to participate in wholesale electric markets. This proposal has engendered considerable comment. See "Transmission," above, for more details on these matters.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2004, Midwest Generation employed 960 employees, approximately 727 of whom are covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement is due to expire on December 31, 2005. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2006. Most of Midwest Generation's employees were employees of Commonwealth Edison prior to Midwest Generation's acquisition of its power generation assets from Commonwealth Edison.

ITEM 2.    PROPERTIES

       As of December 31, 2004, Midwest Generation owned a fee interest in the Illinois Plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below.

       Midwest Generation purchased all the properties, with the exception of the Collins Station, from Commonwealth Edison in December 1999. Midwest Generation assigned the right to purchase the Collins Station to third parties, who purchased the Collins Station, and entered into leases with an affiliate of Midwest Generation, who in turn subleased the plant to Midwest Generation. In April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor and received title to the Collins Station as part of the transaction. On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and decommissioned the plant by the fourth quarter of 2004. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Illinois Plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison. On December 30, 2004, Midwest Generation acquired additional property adjacent to the Collins Station from Commonwealth Edison in exchange for easements Midwest Generation granted to Commonwealth Edison at the Will County, Joliet and Powerton Stations.

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

Description of Properties

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts
Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	542
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,044
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	789
Will County Station	Romeoville, Illinois	owned	coal	1,092	(1)
Peaking Units
Fisk	Chicago, Illinois	owned	oil/gas	163
Waukegan	Waukegan, Illinois	owned	oil/gas	92

			Total	5,876

Other Plant or Site
Collins Station(2)	Grundy County, Illinois	owned
Crawford peaker(3)	Chicago, Illinois	owned
Joliet peaker(3)	Joliet, Illinois	owned
Calumet peaker(3)	Chicago, Illinois	owned
Bloom peaker(4)	Chicago Heights, Illinois	owned
Electric Junction peaker(3)	Aurora, Illinois	owned
Lombard peaker(3)	Lombard, Illinois	owned
Sabrooke peaker(3)	Rockford, Illinois	owned

(1)
Operations at Will County Station Units 1 and 2 (310 MW) were returned to service in late 2004 after being suspended since January 2003.

(2)
Since September 30, 2004, all Collins Station units ceased operations and were decommissioned by the fourth quarter of 2004.

(3)
In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of eight of its small peaking units in Illinois. Based on this analysis and regulatory approval, planning efforts are in progress to decommission six of its eight remaining small peaking units.

(4)
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

       Dividends on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash dividends to Edison Mission Midwest Holdings totaling $88 million in 2004 and $0 in 2003 and 2002.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$1,057.7	$1,052.3	$1,148.7	$1,057.5	$1,089.2
Operating expenses
Fuel and plant operations	759.9	723.7	745.7	756.4	745.9
Loss on lease termination, asset impairment and other charges and credits(1)	104.6	1,025.3	(0.3)	—	—
Depreciation and amortization	169.9	171.7	175.6	166.7	167.7
Administrative and general	21.6	23.8	25.4	30.2	22.4

	1,056.0	1,944.5	946.4	953.3	936.0

Operating income (loss)	1.7	(892.2)	202.3	104.2	153.2
Interest and other expense	(138.5)	(233.4)	(227.6)	(258.3)	(311.3)

Loss before income taxes	(136.8)	(1,125.6)	(25.3)	(154.1)	(158.1)
Benefit for income taxes	58.2	436.9	9.5	56.4	61.7

Loss before accounting change	(78.6)	(688.7)	(15.8)	(97.7)	(96.4)
Cumulative effect of change in accounting, net of tax	—	(0.1)	—	—	—

Net loss	$(78.6)	$(688.8)	$(15.8)	$(97.7)	$(96.4)

(1)
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview" for more information regarding loss on lease termination, asset impairment and other charges in 2004 and 2003.

	As of December 31,
	2004	2003	2002	2001	2000
	(in millions)
BALANCE SHEET DATA
Assets	$5,683.5	$5,662.6	$6,500.6	$6,772.6	$6,730.4
Current liabilities	251.8	981.7	1,179.1	230.1	260.4
Long-term debt	1,660.5	2,085.9	2,502.6	3,672.0	3,518.7
Lease financing	1,244.7	2,159.6	2,169.8	2,179.6	2,188.8
Other long-term obligations	164.1	103.3	191.8	227.3	212.5
Member's equity	2,362.4	332.1	457.3	463.5	549.9
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in millions)
CASH FLOW DATA
Cash provided by (used in) operating activities	$216.3	$107.8	$171.3	$(39.1)	$93.1
Cash provided by (used in) financing activities	(37.8)	(94.8)	(77.7)	132.3	1,446.5
Cash used in investing activities	(58.9)	(51.1)	(71.6)	(56.3)	(1,524.0)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements are based on Midwest Generation, LLC's (Midwest Generation's) knowledge of present facts, current expectations about future events and assumptions about future developments. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Important factors that could cause actual results to differ include risks set forth under "—Market Risk Exposures" and "—Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Risks Related to the Business."

       The MD&A presents a discussion of management's focus during 2004, a discussion of Midwest Generation's financial results and an analysis of Midwest Generation's management's efforts with respect to its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW, RISKS RELATED TO THE BUSINESS AND CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

       Midwest Generation is a Delaware limited liability company formed on July 12, 1999 for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison Company (Commonwealth Edison), which are referred to as the Illinois Plants. Midwest Generation does not have any plans to purchase or develop new power plants at this time. Prior to the acquisition of the Illinois Plants, Midwest Generation had no significant business activity.

       Midwest Generation plans to operate 5,876 MW in 2005 consisting of:

•
six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 255 MW, based on summer net dependable capacity.

       Since the acquisition of the Illinois Plants in December 1999, Midwest Generation has derived a substantial amount of its revenues under power purchase agreements with Exelon Generation Company LLC (Exelon Generation), a subsidiary of Commonwealth Edison. All of these contracts had expired at the end of 2004. The energy and capacity from the Illinois Plants are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading, on behalf of Midwest Generation, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

       The Illinois Plants are located within the service territory of Exelon Generation's affiliate, Commonwealth Edison, which on April 27, 2004 was granted approval by the Federal Energy Regulatory Commission, referred to as the FERC, to join PJM Interconnection, LLC (PJM) effective May 1, 2004. On October 1, 2004, American Electric Power (AEP) was also integrated into PJM. As a result, as of October 1, 2004, Midwest Generation has direct access to a fully interconnected market that covers twelve states and the District of Columbia, and serves a peak load of over 107,000 MW over 49,300 miles of transmission lines. For further discussion, see "Power Markets—Transmission" and "Regulatory Matters" in "Item 1. Business."

Industry Developments

       Beginning in 2003, a significant factor affecting merchant generators was the substantial increase in the price of natural gas, especially when compared to the less volatile cost of coal. For the years 2003 and 2004, natural gas prices at Henry Hub (a major natural gas trading hub) averaged $5.48 and $5.91, respectively, per million British thermal units, commonly referred to as MMBtu, compared to $3.37 per MMBtu for 2002. Based upon data from the New York Mercantile Exchange (NYMEX) as of December 28, 2004, the calendar year 2005 forward natural gas price at Henry Hub was $6.34 per MMBtu. Increases in natural gas prices during 2003 resulted in higher wholesale electricity prices (since natural gas is the primary fuel for many generation plants). The increase in natural gas prices was a positive factor for low-cost merchant coal facilities in markets dominated by gas-fired plants and somewhat positive for coal facilities in those markets more dependent on low-cost coal and nuclear facilities. These conditions adversely affected the Collins Station and small peaking units. See "—Midwest Generation Overview of Operating Performance" below.

Restructuring Activities

       During 2004, Midwest Generation completed a refinancing of short-term indebtedness and the Collins lease obligations. These transactions were undertaken as part of a restructuring plan that was announced in late 2003.

Debt Refinancing

       In April 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of 8.75% second priority senior secured notes due 2034. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease described below.

Termination of the Collins Station Lease

       Also in April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. Midwest Generation recorded a pre-tax loss of approximately $61 million (approximately $37 million after tax) due to termination of the lease and the planned decommissioning of the asset. Following the termination of the Collins Station lease, Midwest Generation permanently ceased operations at the Collins Station effective September 30, 2004 and by the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid, and rendered inoperable, with all operating permits surrendered.

Midwest Generation Overview of Operating Performance

       Midwest Generation's financial performance in 2004 and 2003 included a number of important items:

•
$64 million ($39 million after tax) loss recorded in 2004 related to the termination of the lease related to the Collins Station and the return of its ownership to Midwest Generation. Included in the loss is a $3 million inventory reserve for excess spare parts due to Midwest Generation's plan to decommission the Collins Station. See "Liquidity and Capital Resources—Termination of the Collins Station Lease" for further discussion.

•
$12 million ($7 million after tax) loss recorded in 2004 related to an asset impairment and other charge at the Collins Station. Management concluded that the Collins Station was not economically competitive in the marketplace given generation overcapacity, and ceased operations effective September 30, 2004. Midwest Generation revised the estimated useful life of the remaining plant assets to end on September 30, 2004 instead of December 31, 2004, resulting in an impairment charge under SFAS No. 144. Included in the loss is a $2 million write-off for fuel inventory at the Collins Station.

•
$29 million ($18 million after tax) loss recorded in 2004 related to the impairment of six small peaking units in Illinois. In September 2004, management completed an analysis of future competitiveness of its eight small peaking units. Based on this analysis and regulatory approval, management decided to decommission six of the eight units. As a result of this decision, projected future cash flows associated with the peaking units were less than the book value of the units, resulting in an impairment charge under SFAS No. 144. By the fourth quarter of 2004, planning efforts were in progress to decommission the six peaking units.

•
$1.025 billion loss recorded in 2003 related to the impairment of the Collins Station and eight small peaking units. Midwest Generation recorded asset impairment charges of $780 million ($475 million after tax) for the Collins Station and $245 million ($150 million after tax) for all eight of the small peaking units that resulted from a revised long-term outlook for capacity revenues. The lower capacity revenue outlook was the result of a number of factors, including higher long-term natural gas prices and generation overcapacity.

       Excluding these items, Midwest Generation's 2004 loss was $15 million compared to a loss of $64 million during 2003. Midwest Generation's total energy and capacity revenues contracted under the power purchase agreements from Exelon Generation declined to 53% in 2004 from 65% in 2003. Operating revenues increased approximately $6 million in 2004 compared to 2003 due to an increase of $98 million in energy revenues from the shift to merchant generation, offset by lower capacity revenues of $91 million resulting from the reduction in megawatts contracted under the Exelon Generation power purchase agreements. Midwest Generation's shift to merchant generation has resulted in minimal capacity revenues but higher energy revenues due to higher average realized energy prices as compared to the energy prices set forth in the power purchase agreements with Exelon Generation.

       Key statistics from Midwest Generation's financial performance included:

•
increased generation to 30.6 TWhrs in 2004 from 27.5 TWhrs in 2003; and

•
increased average realized energy price from merchant generation to $31.11 per megawatt hour in 2004 from $26.57 per megawatt hour in 2003.

       In addition, interest expense declined in 2004 as compared to 2003 as Midwest Generation received a $2.2 billion equity contribution from its parent to settle and terminate all of its intercompany indebtedness in April 2004. Partially offsetting higher operating revenues and lower interest expense was a $56 million (pre-tax) charge recorded during the fourth quarter of 2004 related to an estimate of possible future payments under a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999. For further discussion, see "Indemnity Provided as Part of the Acquisition from Commonwealth Edison" in "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities."

       See "Results of Operations" for further discussion of Midwest Generation's financial performance.

Obligations of Indirect Parent Companies of Midwest Generation

       In July 2001, Mission Energy Holding Company, the parent company of EME and indirect parent of Midwest Generation, issued $800 million of notes due 2008. The financing documents entered into by Mission Energy Holding Company contain financial and investment covenants restricting EME and its subsidiaries. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases, significantly limit or prohibit Midwest Generation's ability to, among other things, incur, refinance and prepay debt, make capital expenditures, pay dividends and make other distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to pay dividends or make other distributions, engage in mergers and consolidations, make capital expenditures, or engage in speculative transactions. See "—Risks Related to the Business—Midwest Generation has a substantial amount of indebtedness including long-term lease obligations" for further discussion.

Risks Related to the Business

Midwest Generation has a substantial amount of indebtedness, including long-term lease obligations.

       As of December 31, 2004, Midwest Generation had $1.7 billion of long-term debt and $1.3 billion in lease financings. See "Notes to Consolidated Financial Statements—Note 7. Long-Term Debt" and "Notes to Consolidated Financial Statements—Note 12. Lease Commitments," in Item 8. Financial Statements and Supplementary Data.

       Midwest Generation's substantial amount of debt and financial obligations presents the risk that Midwest Generation might not have sufficient cash to service its indebtedness or long-term lease obligations and could limit the ability of Midwest Generation to compete effectively or to operate successfully under adverse economic conditions.

Midwest Generation's operations are subject to market risks related to wholesale energy prices.

       Midwest Generation no longer sells power pursuant to long-term power purchase agreements with Exelon Generation. The energy and capacity from all of Midwest Generation's units will be sold under terms, including price and quantity, to be negotiated by Edison Mission Marketing & Trading on behalf of Midwest Generation with wholesale customers or into the so-called "spot market." Thus, Midwest Generation is subject to all the market risks related to the price of energy and capacity.

       Among the factors that influence future market prices for energy and capacity in PJM are:

•
prevailing market prices for fuel oil, coal and natural gas, and associated transportation costs;

•
the cost of emission credits or allowances;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

•
transmission congestion in and to PJM which could limit the prices at which uncontracted energy can be sold;

•
the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in PJM beyond their presently expected dates of decommissioning;

•
weather conditions prevailing in PJM from time to time; and

•
the rate of electricity use as a result of factors such as regional economic conditions and the implementation of conservation programs.

       There is no assurance that Midwest Generation's merchant operations will be successful in selling energy and capacity into the markets or that the prices received for the energy and capacity will generate positive cash flow. Due to the volatility of market prices in PJM for energy and capacity during the past several years, Midwest Generation cannot predict whether sales of energy and capacity to other customers or the market will be at prices sufficient to generate cash flow necessary to meet Midwest Generation's obligations. If Midwest Generation's merchant operations are not successful, Midwest Generation may not be able to generate enough cash to service its own debt and lease obligations, which would have a material adverse effect on Midwest Generation. See "Market Risk Exposures."

Midwest Generation is subject to extensive energy industry regulation.

       Federal laws and regulations govern, among other things, transactions by and with purchasers of power (including utility companies), the operations of a power plant, the ownership of a power plant and various aspects related to transmission access. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Illinois Plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. For more information, see "Item 1. Business—Regulatory Matters."

       In addition to its exposure to government regulation affecting all electric power suppliers and generating companies on a national level, Midwest Generation is especially susceptible to regulatory actions and litigation outcomes that are specific to the geographic power market in which the Illinois Plants are located.

       There is no assurance that new laws or other future regulatory developments will not have a material adverse effect on Midwest Generation's business, results of operations or financial condition, nor can Midwest Generation provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. If Midwest Generation cannot comply with all applicable regulations, its business, results of operations, and financial condition could be adversely affected.

Midwest Generation is subject to extensive environmental regulation that may involve significant and increasing costs.

       Midwest Generation's operations are subject to extensive environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected.

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

       Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect Midwest Generation's coal-fired plants. Also, coal plant emissions of nitrogen and sulfur oxides, mercury and particulates are potentially subject to increased controls and mitigation expenses. Changing environmental regulations could require Midwest Generation to purchase additional emission allowances or make some units uneconomical to maintain or operate. If Midwest Generation cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected. See "Liquidity and Capital Resources—Environmental Matters and Regulations."

EME's credit rating is below investment grade, which may adversely affect its ability to provide credit support for sales from Midwest Generation's plants.

       EME, directly and through a subsidiary, has historically provided credit support to its subsidiaries, including Edison Mission Marketing & Trading, which markets the energy and capacity from Midwest Generation's plants. Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by Edison Mission Marketing & Trading for capacity and energy generated by Midwest Generation. Although EME may provide credit support from time to time, Midwest Generation intends to use its working capital facility instead of relying on credit support from EME. Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "Liquidity and Capital Resources—Loan Agreement with Edison Mission Marketing & Trading." If adequate credit support is not provided by Midwest Generation or EME, this would reduce the number of counterparties willing to enter into bilateral contracts with Edison Mission Marketing & Trading, thus requiring it to rely on short-term and spot markets instead of bilateral contracts. Furthermore, if forward prices for power increase significantly, Midwest Generation and EME may not be able to meet margining requirements. Due to the expiration of the Exelon Generation power purchase agreements, the amount of credit support required is expected to increase in 2005. Failure to meet a margining requirement would permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract. See "Liquidity and Capital Resources—Credit Ratings."

Midwest Generation's ability to meet its obligations under its long-term leases is dependent on payment of interest and principal on its notes receivable from EME.

       During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. Currently, the debt service payments made by EME on the intercompany notes evidencing this loan are the only source of cash available to Midwest Generation to make the lease payments under the Powerton and Joliet leases. Midwest Generation's ability to meet its obligations under the leases is dependent on receiving payment on these intercompany notes. There is no assurance that EME will have sufficient cash flow to meet its obligations under the intercompany notes or make payments on the EME guarantees of the Powerton and Joliet leases. A default by EME in the payment of these intercompany notes would result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its lease obligations could give rise to various remedies, including the right to terminate the Powerton and Joliet leases, which would result in the loss of revenues from the Powerton and Joliet power plants and would have a material adverse effect on Midwest Generation's business, results of operations and financial condition.

Restrictions in the financing documents binding on Midwest Generation and its affiliates limit the ability of Midwest Generation to enter into specified transactions that it otherwise might enter into.

       EME and Mission Energy Holding Company have entered into debt agreements that contain restrictive covenants that are applicable to their subsidiaries, including Midwest Generation. Midwest Generation has not guaranteed these obligations. However, these financing documents contain restrictions on the ability of Midwest Generation to enter into specified transactions or engage in specified business activities, including, in some instances, a requirement that EME obtain the approval of Mission Energy Holding Company's board of directors. These restrictions may significantly impede the ability of Midwest Generation to take advantage of business opportunities as they arise, to grow its business or compete effectively, or to develop and implement any refinancing plans in respect of its indebtedness. See "—Midwest Generation has a substantial amount of indebtedness, including long-term lease obligations" for further discussion.

       In addition, in connection with the entry by Midwest Generation or its affiliates into new financings or amendments to existing financing arrangements, Midwest Generation's financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

Midwest Generation has recently experienced net losses and losses may occur in the future.

       Midwest Generation reported a net loss of $79 million for 2004 and has incurred losses in prior periods. Midwest Generation's results of operations will continue to be affected by events and conditions both within and beyond its control, including competitive, economic, financial, business and other conditions. Therefore, no assurance can be provided that Midwest Generation will not incur net losses in the future.

General operating risks and catastrophic events may adversely affect Midwest Generation's operations.

       The operation of power generation facilities involves many operating and market risks, including:

•
performance below expected levels of output or efficiency;

•
changes in the cost or availability of fuel, emission credits or allowances, transmission, insurance, supplies or raw materials;

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

Critical Accounting Estimates

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

       Management's judgment is required to determine if a transaction meets the definition of a derivative and, if yes, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of Midwest Generation's power sales and fuel supply agreements related to its generation activities either: (1) do not meet the definition of a derivative, or (2) qualify as normal purchases and sales and are, therefore, recorded on an accrual basis. Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credit risks, market liquidity and discount rates. See "Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

Impairment of Long-Lived Assets

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

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that Midwest Generation considers important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. During 2004 and 2003, Midwest Generation recorded impairment charges of $39.1 million and $1.025 billion, respectively, related to specific assets. See "Results of Operations—Operating Expenses" and "—Midwest Generation's Overview of Operating Performance" for additional discussion.

Pensions and Other Postretirement Benefits

       Pension and other postretirement obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and liability measurement. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated at least annually. Other assumptions, such as retirement, mortality and turnover, are evaluated periodically and updated to reflect actual experience.

       The discount rate enables Midwest Generation to state expected future cash flows at a present value on the measurement date. At the December 31, 2004 measurement date, Midwest Generation used discount rates of 5.5% for pensions and 5.75% for postretirement benefits other than pensions (PBOP) that represented the market interest rate for high-quality fixed income investments.

       To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. The expected rate of return on plan assets was 7.5% for pensions. Actual returns on the pension plan assets were 12.2%, 5.0% and 11.9% for the one-year, five-year and ten-year periods ended December 31, 2004, respectively.

Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

       At December 31, 2004, Midwest Generation's pension plans had a $71.1 million projected benefit obligation (PBO), a $55.0 million accumulated benefit obligation (ABO) and $38.0 million in plan assets. A 1% decrease in the discount rate would increase the PBO by $5.7 million, and a 1% increase would decrease the PBO by $5.3 million, with corresponding changes in the ABO. A 1% decrease in the expected rate of return on plan assets would increase pension expense by $0.6 million.

       Annually, Midwest Generation reviews all pension plans to determine if the ABO exceeds the fair value of the plan's assets. If the ABO exceeds the fair value of the plan assets, Midwest Generation records an additional minimum pension liability, with a corresponding charge to other comprehensive income. Midwest Generation may incur additional minimum pension liabilities in future periods.

       At December 31, 2004, Midwest Generation's PBOP plans had a $19.5 million PBO. Total expense for these plans was $1.2 million for 2004. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2004 by $3.9 million and annual aggregate service and interest costs by $0.4 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2004 by $3.2 million and annual aggregate service and interest costs by $0.3 million.

       See "Results of Operations—New Accounting Pronouncements" for information on the effects of FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

Contract Indemnity

       Midwest Generation has agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement (see "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Indemnity Provided as Part of the Acquisition from Commonwealth Edison"). Midwest Generation engaged an independent actuary with extensive experience in performing asbestos studies to estimate future losses based on the claims experience and other information available. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2045. At December 31, 2004, Midwest Generation had a recorded liability of $69 million related to this contract indemnity.

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Midwest Generation uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Income Taxes" for additional details.

       As part of the process of preparing its consolidated financial statements, Midwest Generation is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's balance sheet. At December 31, 2004, Midwest Generation had net federal and California state deferred tax assets of $384.3 million. The deferred tax assets primarily relate to net operating loss carryforwards that are available to reduce future taxable income. The net operating losses primarily relate to planned tax deductions related to the termination of the Collins Station lease and subsequent decommissioning of the power plant. In assessing the realization of Midwest Generation's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of Midwest Generation's deferred income tax assets depends upon its ability to generate taxable income in the future (which under Midwest Generation's tax-allocation agreement is not subject to a net operating loss carryforward period). On a quarterly basis, management evaluates the recoverability of its deferred tax assets based upon forecasted taxable income to ensure there is adequate support for the realization of the deferred tax assets. While management has considered future taxable income in assessing the need for a valuation allowance, in the event management were to determine that Midwest Generation would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset balance as of December 31, 2004 will be realized.

       For additional information regarding Midwest Generation's accounting policies, see "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Years Ended December 31,
	2004		2003		2002
Revenues (in millions)
Energy	$773		$675		$549
Capacity	289		380		601
Loss from price risk management	(4)		(3)		(1)

Total operating revenues	$1,058		$1,052		$1,149

Statistics – Coal-Fired Generation
Generation (in GWhr):
Power purchase agreement	13,435		13,949		26,879
Merchant	17,133		13,561		695

Total coal-fired generation	30,568		27,510		27,574

Equivalent Availability(1)	84.4%	(3)	82.7%	(3)	84.8%	(4)
Forced outage rate(2)	5.4%		7.7%		6.5%
Average realized energy price/MWhr:
Power purchase agreement	$17.46		$18.08		$16.78
Merchant	$31.11		$26.57		$20.96
All coal-fired generation	$24.84		$22.27		$16.89

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

(3)
In 2003 and 2004, equivalent availability was reported on an operating basis as certain units became merchant.

(4)
In 2002, all units were under contract and equivalent availabilities shown are as calculated under the contract. Certain forced outages are considered non-curtailing or "excused" under the power purchase agreement if they occur during low demand periods. As such, these equivalent availabilities can be 1% to 4% higher than the actual equivalent availabilities calculated under an operating basis.

Operating Revenues

       Operating revenues increased $5.5 million in 2004 compared to 2003 and decreased $96.4 million in 2003 compared to 2002. The 2004 increase is primarily due to higher energy revenues of approximately $98.0 million from increased merchant generation and higher merchant energy prices, partially offset by an approximately $91.1 million decrease in capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation. The 2003 decrease was primarily due to an approximately $221.5 million decrease in capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation, partially offset by an approximately $126.9 million increase in energy revenue due to the shift to merchant generation. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

       During 2003 and 2004, Midwest Generation had one unit at the Collins Station available for sale into the wholesale power market. Due to the substantial increase in natural gas prices in 2003 and 2004, the marginal cost of generation generally exceeded the spot price for energy. As a result, merchant sales from the Collins Station were minimal during 2003 and 2004. In addition, Midwest Generation permanently ceased operations at all units at the Collins Station on September 30, 2004 after termination of the lease. See "Liquidity and Capital Resources—Termination of the Collins Station Lease."

       Losses from price risk management were $3.6 million, $3.1 million and $1.3 million in 2004, 2003 and 2002, respectively. The 2004 losses were primarily related to power contracts that did not qualify for hedge accounting under SFAS No. 133. The 2003 losses primarily reflect a mark-to-market adjustment for $2.7 million related to an option in which Midwest Generation had to purchase energy from Calumet Energy Team LLC, which is accounted for as a derivative under SFAS No. 133. The 2002 losses were primarily due to the realized loss recognized on futures contracts that expired in August 2002 that did not qualify for hedge accounting under SFAS No. 133.

       Also included in losses from price risk management is the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $0.5 million, $(0.4) million and $(0.2) million during the years ended December 31, 2004, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was partially attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd" prior to May 1, 2004 and differences in energy prices between the aggregate Midwest Generation unit price and other delivery points, effective May 1, 2004. In addition, Midwest Generation recognized ineffective gains (losses) on the ineffective portion of forward contracts that expired during the respective periods.

Operating Expenses

       Operating expenses (excluding loss on lease termination, asset impairment and other charges in 2003 and 2004) increased $32.2 million in 2004 compared to 2003 and decreased $27.2 million in 2003 compared to 2002. Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel costs decreased $9.2 million in 2004 compared to 2003, and decreased $5.7 million in 2003 compared to 2002. The 2004 decrease was primarily due to the sale of excess sulfur dioxide (SO2) emission allowances at higher market prices. Included in fuel costs is the sale of excess SO2 and NOx emission allowances that were sold at fair market value to related parties of $26.2 million in 2004, $10.3 million in 2003 and $5.1 million in 2002. In 2004, Midwest Generation also had lower fuel costs at the Collins Station and peaking units, which were entirely offset by higher fuel costs at the coal plants from increased generation. The 2003 decrease was primarily due to lower fuel costs at the Collins Station.

       Plant operations expenses increased $45.5 million in 2004 compared to 2003, and decreased $16.3 million in 2003 compared to 2002. The 2004 increase was primarily due to a $56 million charge recorded during the fourth quarter of 2004 related to an estimate of possible future payments under a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999. Partially offsetting this increase was lower property taxes at the Collins Station, lower plant overhaul expenses and lower railcar lease costs. See "Indemnity Provided as Part of the Acquisition from Commonwealth Edison" in "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities" for a discussion of the contract indemnity agreement with Commonwealth Edison.

       The 2003 decrease was primarily due to lower labor costs resulting from cost reductions implemented in the fourth quarter of 2002, lower employee benefit costs and the elimination of rent expense on the Illinois peaker power units lease due to the termination of the lease in August 2002.

       Depreciation and amortization expense decreased $1.8 million in 2004 compared to 2003 and decreased $3.9 million in 2003 compared to 2002. The decrease in 2004 and 2003 was primarily due to the elimination of depreciation and amortization on the portion of the Collins Station and eight peaking plants as a result of the impairment charges taken in 2004 and 2003. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback which is being amortized over the term of the lease and the Collins Station sale-leaseback through its termination in April 2004.

       Loss on lease termination, asset impairment and other charges in 2004 consisted of $60.9 million related to the loss on termination of the Collins Station lease, $10.3 million of impairment charges related to the termination of the power purchase agreement for the remaining two units at the Collins Station, a $4.6 million inventory reserve for excess spare parts and fuel oil inventory at the Collins Station, and $28.8 million related to the impairment of the small peaking units. See "—Midwest Generation Overview of Operating Performance" and "Liquidity and Capital Resources—Termination of the Collins Station Lease" for further discussion.

       Asset impairment charges for 2003 consisted of a $1.025 billion impairment charge that resulted from a revised long-term outlook for capacity revenues from the Collins Station and eight small peaking units. The lower capacity revenue outlook was the result of a number of factors, including higher long-term natural gas prices and the current oversupply of generation. The book value of capitalized assets related to the Collins Station was written down from $858 million to a then estimated fair market value of $78 million, and the book value of the eight small peaking units was also written down from $286 million to a then estimated fair market value of $41 million.

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

Other Income (Expense)

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Interest income and other expense	$(1,593)	$(490)	$(510)
Interest income from affiliate	113,229	113,354	118,879
Interest expense	(184,016)	(124,391)	(118,940)
Interest expense to affiliate	(66,148)	(221,845)	(227,066)

Total other expense	$(138,528)	$(233,372)	$(227,637)

       Interest income and other expense in 2004 includes a $1.1 million loss on asset disposal related to station equipment.

       Interest income from affiliate decreased $0.1 million in 2004 compared to 2003 and decreased $5.5 million in 2003 compared to 2002. The 2003 decrease in interest income was due to the principal repayment received from EME in August 2002 on the $300 million note in connection with Midwest Generation's purchase of the peaker power units.

       Interest expense increased $59.6 million in 2004 compared to 2003 and increased $5.5 million in 2003 compared to 2002. Interest expense in 2004 primarily relates to $1.74 billion in new debt entered into by Midwest Generation during the second quarter of 2004 in addition to the lease financings of the Powerton and Joliet Stations, and the Collins Station through April 27, 2004. Previous years' interest expense relates to the lease financings of the Collins, Powerton and Joliet Stations. The 2003 increase was primarily the result of credit rating downgrades in 2002, which increased the index applicable to the variable component of the Collins lease financing.

       Interest expense to affiliate decreased $155.7 million in 2004 compared to 2003, and decreased $5.2 million in 2003 compared to 2002. Interest expense to affiliate related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The 2004 decrease was due to the settlement and termination of these loans in April 2004. As a result, Midwest Generation will no longer incur intercompany interest costs related to this debt. See "Liquidity and Capital Resources—Midwest Generation Financing" for additional information about the settlement of these loans. The 2003 decrease was due to lower debt balances on the subordinated revolving loan agreement, partially offset by higher interest costs on the variable rate subordinated loan agreement.

Provision (Benefit) For Income Taxes

       Midwest Generation had effective income tax benefit rates of 42.5%, 38.8% and 37.6% in 2004, 2003 and 2002, respectively. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

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

Related Party Transactions

Edison Mission Marketing & Trading Agreements

       Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. As of December 31, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $9.8 million, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

       Midwest Generation entered into a Master Purchase, Sale and Services Agreement with Edison Mission Marketing & Trading, effective March 23, 2001, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances.

       Midwest Generation compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions, and reimburses Edison Mission Marketing & Trading for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy	$.02/MWhr
Capacity	$.02/MW-day
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by Edison Mission Marketing & Trading were $1.8 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The amount due Midwest Generation from Edison Mission Marketing & Trading was $51.8 million and $41.3 million at December 31, 2004 and 2003, respectively.

       Midwest Generation also entered into several transactions through Edison Mission Marketing & Trading to sell surplus or purchase SO2 and NOx allowances to or from other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received was $26.1 million, $10.3 million and $5.0 million during 2004, 2003 and 2002, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the service fee for each of the years ended December 31, 2004, 2003 and 2002 was $1.1 million.

Notes Receivable from Edison Mission Energy

       Proceeds arising from the Powerton-Joliet sale-leaseback transaction were used by Midwest Generation to make a loan to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. At December 31, 2004, EME was obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. In addition to the four intercompany notes relating to the Powerton-Joliet sale-leaseback, Midwest Generation loaned EME $300 million from the sale-leaseback of the peaker power units. EME paid off the $300 million note in August 2002 in connection with Midwest Generation's repurchase of the peaker power units. Midwest Generation earned interest income of $113.2 million, $113.4 million and $118.9 million during 2004, 2003 and 2002, respectively. For more information on the sale-leasebacks, see "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies."

Loan Agreements with Edison Mission Overseas Co.

       Edison Mission Midwest Holdings used the proceeds of the loan under the credit agreement that it entered into in December 1999 (a total of approximately $1.8 billion) to make an equity investment in its wholly owned subsidiary, Edison Mission Overseas Co., which in turn loaned the money to Midwest Generation. Edison Mission Overseas and Midwest Generation entered into a subordinated loan agreement with terms matching the terms of Edison Mission Midwest Holdings' credit agreement. Under the terms of the subordinated loan agreement, Midwest Generation was required to make payments to Edison Mission Overseas similar to those payments made by Edison Mission Midwest Holdings under its credit agreement. The obligations of Edison Mission Midwest Holdings were guaranteed by Midwest Generation. In April 2004, Midwest Generation refinanced the borrowings under the subordinated loan agreement of approximately $693 million (plus accrued interest and fees) with proceeds of its new notes issuance and term loan and settled the outstanding balance on the subordinated revolving loan agreement with Edison Mission Overseas with an equity contribution from Edison Mission Midwest Holdings of approximately $2.2 billion. See "Liquidity and Capital Resources—Midwest Generation Financing" for more information about Midwest Generation's financing.

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

       The amount included in Due from Affiliates on the balance sheet associated with tax benefits related to this tax-allocation agreement totaled $26.0 million at December 31, 2003. For the year ended December 31, 2002, all outstanding receivables were realized through a reduction in amounts owed under Midwest Generation's affiliate subordinated loan agreement with Edison Mission Overseas.

Services Agreements with Edison Mission Energy and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance, and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2004, 2003 and 2002 were $138.1 million, $134.2 million and $124.7 million, respectively. Midwest Generation had a net payable at December 31, 2004 due to Edison International of $4.9 million related to these programs.

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

Agreements with Midwest Generation EME, LLC

Contribution of Services/Management and Administration Agreement

       Midwest Generation EME, LLC is Midwest Generation's indirect parent and provided executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $2.5 million, $10.6 million and $10.6 million for the first quarter of 2004 and the years ended December 31, 2003 and 2002, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying consolidated financial statements. In April 2004, Midwest Generation EME, LLC and Midwest Generation entered into a new Management and Administration Agreement pursuant to which Midwest Generation EME, LLC began charging Midwest Generation for management and administrative services. Actual costs billable under this agreement for the year ended December 31, 2004 were $15.7 million.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME, LLC for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks Midwest Generation requests, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2004, 2003 and 2002 were $6.1 million, $6.3 million and $6.8 million, respectively.

       Midwest Generation had payables at December 31, 2004 and 2003 due to Midwest Generation EME, LLC of $2.6 million and $150 thousand, respectively, related to these agreements.

New Accounting Pronouncements

Introduction

       A number of changes in accounting standards or interpretations were issued or effective during 2004, including the following items that were relevant to Midwest Generation.

Statement of Financial Accounting Standards Interpretation No. 46(R)

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

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. Midwest Generation does not expect the adoption of this standard to have a material impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 153

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring beginning in the third quarter of 2005. Midwest Generation does not expect the adoption of this standard to have a material impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FAS 109-1

       In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. This FASB Staff Position had no impact on Midwest Generation's consolidated financial statements. Midwest Generation is evaluating the effect that the tax deduction will have in subsequent years.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Midwest Generation Financing

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of its 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum. Midwest Generation has agreed to repay $1.75 million of the term loan on each quarterly payment date. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of December 31, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for $2.6 million that expires in May 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $693 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

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

Midwest Generation Credit Agreement and Indenture Covenants

       Midwest Generation is bound by the covenants in its credit agreement and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit agreement contains financial covenants binding on Midwest Generation.

Covenants in Credit Agreement

       In order for Midwest Generation to make a distribution, its credit agreement requires that it be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

•
At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended December 31, 2004, the interest coverage ratio was 2.28 to 1 (computed on a pro forma basis assuming the credit agreement had been in existence for a twelve-month period).

•
Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended December 31, 2004, the secured leverage ratio was 6.00 to 1.

       In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit agreement) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in the latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. With the remaining excess cash flow, Midwest Generation must offer to prepay the term loan to the lenders. Each of the lenders may, at its option, decline such prepayment with respect to its pro rata share of the term loan. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus

75% of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

       In October 2004, Midwest Generation made a distribution of $88 million and as required under its credit agreement, Midwest Generation offered to prepay $29 million of its term loan, of which $5 million was accepted by certain lenders and repaid in October 2004. Midwest Generation subsequently made a voluntary prepayment, as provided under the credit agreement, of $24 million in December 2004.

       In January 2005, Midwest Generation made a distribution of $62 million and, as required under its credit agreement, Midwest Generation offered to prepay $20 million of the term loan, of which $5 million was accepted by certain lenders and repaid on January 24, 2005. Midwest Generation subsequently made a voluntary prepayment, as provided under the credit agreement, of $15 million on January 28, 2005.

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

Loan Agreement with Edison Mission Marketing & Trading

       Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. As of December 31, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $9.8 million, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

Termination of the Collins Station Lease

       On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. Midwest Generation recorded a pre-tax loss of approximately $61 million (approximately $37 million after tax) during the quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset.

       Following the termination of the Collins Station lease, Midwest Generation announced plans on May 28, 2004 to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. By the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid and rendered inoperable, with all operating permits surrendered.

Consolidated Cash Flow

       At December 31, 2004, Midwest Generation had cash and cash equivalents of $156.2 million compared to $36.5 million at December 31, 2003. Net working capital at December 31, 2004 was $159.6 million compared to $(675.8) million at December 31, 2003. The improvement in working capital was primarily the result of the repayment of the $692.7 million of debt in April 2004 that was classified as a current liability at December 31, 2003. See "—Midwest Generation Financing" for additional information about the debt repayment.

       Net cash provided by operating activities totaled $216.3 million, $107.8 million and $171.4 million in 2004, 2003 and 2002, respectively. The increase in cash provided by operating activities was primarily due to increased profitability in 2004 from lower interest costs related to debt and higher operating income in addition to the timing of cash receipts and disbursements relating to working capital items.

       Net cash used in financing activities totaled $37.8 million, $94.8 million and $77.7 million in 2004, 2003 and 2002, respectively. In 2004, Midwest Generation refinanced all of its affiliate debt by completing a $1 billion private offering of secured notes and borrowing $700 million under a new term loan facility. Midwest Generation used these proceeds primarily to pay off the $692.7 million of debt that was due to its affiliate in December 2004 and to make the approximately $960 million termination payment under the Collins Station lease. Midwest Generation settled the remaining balance of its affiliate debt by receiving a $2.2 billion non-cash equity contribution from its parent. Midwest Generation also entered into a new $200 million working capital facility that replaced a prior facility, of which $40 million had been drawn during 2004 and subsequently paid off by December 31, 2004. In 2004, Midwest Generation generated excess cash flow as defined in its new credit agreement which allowed Midwest Generation to make an $87.9 million cash dividend to its parent. In 2003, Midwest Generation borrowed approximately $460 million on its subordinated revolving loan agreement with Edison Mission Overseas primarily to pay interest owed to Edison Mission Overseas under both its subordinated loan agreement and subordinated revolving loan agreement and to pay debt on Tranche A ($130.3 million) and Tranche B ($115.6 million) of its subordinated loan agreement with Edison Mission Overseas. In addition, Midwest Generation received a capital contribution of $550 million from Edison Mission Midwest Holdings which was used, together with cash on hand, to repay the remaining amounts due under Tranche A ($780.7 million) of its subordinated loan agreement with Edison Mission Overseas. In 2002, Midwest Generation generated operating cash flow which enabled the reduction of debt.

       Net cash used in investing activities totaled $58.9 million, $51.1 million and $71.6 million in 2004, 2003 and 2002, respectively. The 2004 increase was attributable to net purchases of auction rate securities of $20 million and a $9.8 million net loan advance to Edison Mission Marketing & Trading under its new revolving credit agreement, partially offset by a $1.7 million note repayment received from EME, decrease in restricted cash and lower capital expenditures. The 2003 net decrease was primarily due to lower capital expenditures. In 2002, Midwest Generation received payment in full for the $300 million loan to EME, repurchased the Illinois peaker power units and made upgrades to plant equipment.

       Midwest Generation's principal sources of liquidity are cash on hand, available credit under its new $200 million working capital line of credit, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

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

2005 Capital Expenditures

       Midwest Generation plans to spend $53.4 million, $8.0 million and $11.3 million in 2005, 2006 and 2007, respectively, for capital expenditures. These expenditures will primarily be for non-environmental related projects such as upgrades to dust collection/mitigation systems and component replacement projects. These capital expenditures are planned to be financed by cash generated from operations. In November and December 2004, Midwest Generation returned Will County Units 1 and 2 to service. Operations at these units were suspended in 2002, pending recovery of market prices. As part of returning these units to service, Midwest Generation expects to install environmental improvements of approximately $9.8 million in 2005 included in the estimated expenditures above.

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

       On April 22, 2004, Moody's assigned ratings of "Ba3" and "B1" to Midwest Generation's new first priority senior secured credit facility and second priority senior secured notes, respectively. On April 21, 2004, Standard & Poor's assigned ratings of "B+" and "B-" to Midwest Generation's new first priority senior secured credit facility and second priority senior secured notes, respectively. On August 6, 2004, Moody's raised EME's credit rating to "B1" from "B2."

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes Midwest Generation's contractual obligations as of December 31, 2004.

	Payments Due by Period (in millions)
Contractual Obligations
	2005	2006-2007	2008-2009	Thereafter	Total
Long-term debt(1)	$132.7	$264.5	$251.8	$2,055.2	$2,704.2
Lease financing	141.1	369.9	369.9	1,111.6	1,992.5
Operating lease obligations	16.1	27.9	21.2	58.9	124.1
Purchase obligations:
Capital improvements	21.4	—	—	—	21.4
Calumet Energy Team contract	3.7	7.7	8.2	4.3	23.9
Fuel supply contracts	140.5	177.2	38.9	25.8	382.4
Coal transportation	202.1	253.7	35.8	—	491.6
Employee benefit plan contribution(2)	8.9	—	—	—	8.9

Total Contractual Obligations	$666.5	$1,100.9	$725.8	$3,255.8	$5,749.0

(1)
See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 7. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity, except the Midwest Generation senior secured notes which are assumed to be held until 2014. Amount also includes interest payments over the applicable period of the debt.

(2)
Amount includes estimated contribution to the pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2005 are not available. For more information, see "Management's Overview—Critical Accounting Estimates—Pensions and Other Postretirement Benefits" and "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 10. Employee Benefit Plans."

Lease Financing

       In August 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton-Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. Midwest Generation loaned the proceeds from the sale of the facilities to EME. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. EME guarantees Midwest Generation's payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. Midwest Generation can make lease payments from the principal and interest payments it receives from EME under the intercompany notes as well as Midwest Generation's cash flow from operating activities. However, in certain situations, the Powerton-Joliet lease documentation restricts the ability of Midwest Generation to use cash flow from its operating activities to make lease payments. Currently, Midwest Generation does not meet specified requirements under the Powerton-Joliet lease documents. Therefore, debt service payments made by EME on the intercompany notes due to Midwest Generation are the only source of cash available to Midwest Generation to make its rent payments. Midwest Generation is also required to pay operating expenses and other expenses, including interest and principal on its debt. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases. For more information on Midwest Generation's loans to EME, see "—Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Risks Related to the Business."

       In the event of a default under the leases, each lessor can exercise all of its rights under the applicable lease, including repossessing the power plant and seeking monetary damages. Each lease sets forth a termination value payable upon termination for default and in certain other circumstances, which generally declines over time and in the case of default may be reduced by the proceeds arising from the sale of the repossessed power plant. A default under the terms of a lease could result in a loss of Midwest Generation's ability to use the power plant subject to that lease, and would have a material adverse effect on Midwest Generation's results of operations and financial position.

Calumet Energy Team Contract

       At December 31, 2004, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

Fuel Supply Contracts

       Midwest Generation has entered into several fuel purchase agreements with various third-party suppliers for the purchase of coal. As of December 31, 2004, the remaining lengths of the contracts range from one year to eight years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses.

Coal Transportation Agreements

       Midwest Generation has contractual commitments for the transport of coal to its facilities. As of December 31, 2004, the remaining lengths of the contracts range from three years to seven years. The contractual commitments are based on the committed coal volumes included under "—Fuel Supply Contracts."

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

Contingencies

Guarantees and Indemnities

Tax Indemnity Agreement—

       In connection with the sale-leaseback transaction related to the Collins Station and the Powerton and Joliet Stations, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (Refer to "Termination of the Collins Station Lease" for further information), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

Indemnity Provided as Part of the Acquisition from Commonwealth Edison—

       In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison take all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, Midwest Generation has not recorded a liability related to this indemnity.

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed by the end of 2004. At December 31, 2004, Midwest Generation had $9.2 million recorded as a liability for asserted claims related to this matter and had made $4.9 million in payments through December 31, 2004.

       In view of its experience since 2003, Midwest Generation engaged an independent actuary in the fourth quarter of 2004 to determine if a reasonable estimate of future losses could be made based on claims and other available information. After review the actuary determined that an estimate could be prepared, and, accordingly, Midwest Generation engaged the actuary to complete an estimate of future losses. Based on the actuary's analysis, Midwest Generation recorded an undiscounted $56 million pre-tax charge for its indemnity for future asbestos claims through 2045. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2045.

       The $56 million pre-tax charge was recorded as part of plant operations on Midwest Generation's consolidated income statement and reduced net income by $34 million. Midwest Generation anticipates obtaining periodic updates of the estimate of future losses. On a quarterly basis, Midwest Generation will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the estimate will be recorded quarterly, if necessary.

       The amounts recorded by Midwest Generation for the asbestos-related liability were based upon known facts at the time the report was prepared. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Off-Balance Sheet Transactions

       Midwest Generation has off-balance sheet activities related to operating leases in place for equipment, primarily leased barges and railcars that have terms which range from as short as 6 months to 15 years. See "—Contractual Obligations, Commitments and Contingencies" for Midwest Generation's minimum operating lease obligations.

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

State—Illinois

Air Quality

       In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The report was issued on September 30, 2004. The report concluded, "It is clear that power plant emissions are a considerable source of air pollution and that reducing emissions will benefit public health. However, moving forward with a state-specific regulatory or legislation strategy without fully understanding all the critical impacts on jobs and Illinois' economy overall as well as consumer utility rates and reliability of the power grid would be irresponsible." Consequently, the Illinois EPA recommended "that the Governor continue demanding that the federal government act nationally to reduce power plant emissions. Further, the Illinois EPA recommends that the Governor insist that the competing issues of health, jobs, electric service reliability and affordable consumer rates be fully and completely reconciled in light of the many unanswered questions presented in this report. While this work is already underway—and will continue—it can ultimately only be completed once the national emission reduction strategy solidifies and the timing and features of a national program are known." While the law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations, the report's recommendations indicate that the State will focus its efforts on impacting the federal regulatory process rather than recommending state-specific regulations. At this time, EME cannot evaluate the potential impact of State action on EME's facilities since it will depend on the content of federal regulations.

       Beginning with the 2003 ozone season (May 1 through September 30), Midwest Generation has been required to comply with an average NOx emission rate of 0.25 lb NOx/MMBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard was met by each of the Illinois Plants in 2004. Beginning with the 2004 ozone season, the Illinois Plants became subject to the federally mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. Midwest Generation has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

       During 2004, the Illinois Plants stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants will use banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, Midwest Generation plans to continue to purchase allowances while evaluating various technologies to determine whether any additional pollution controls should be installed at the Illinois Plants.

Water Quality

       The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from the Joliet and Will County plants. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards are still being developed. At this time no standards have been proposed, so Midwest Generation cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

Federal—United States of America

Clean Air Act

       Midwest Generation expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. Midwest Generation's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation

       In December 2000, the United States Environmental Protection Agency (US EPA) announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions. On January 30, 2004, the US EPA published rules for regulating mercury emissions from coal-fired power plants. The US EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind the US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On March 16, 2004, the US EPA published a Supplemental Notice of Proposed Rulemaking that provides more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of Data Availability (NODA) requesting comments on additional modeling and other data the US EPA was considering in development of its final rule. The NODA public comment period closed on January 2, 2005. At this time, the US EPA anticipates finalizing the regulations on March 15, 2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

       Until the mercury regulations are finalized, Midwest Generation cannot determine the potential impact of these regulations on the operations of its facilities. Potential future capital costs related to these regulations could be material, depending upon the final standards adopted by the US EPA.

National Ambient Air Quality Standards

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

       In December 2003, the US EPA proposed rules that would require states to revise their implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

       On March 10, 2005, the acting administrator of the US EPA signed the final Clean Air Interstate Rule. According to information provided by the US EPA, Phase I nitrogen oxides reductions would come into effect in 2009 rather than 2010. In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation. Midwest Generation has not had an opportunity to review the text of the final Clean Air Interstate Rule regulation. In addition, any additional obligations on Midwest Generation's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Illinois revises its state implementation plans. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or financial impacts resulting from required capital improvements or operational charges.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. However, until the state implementation plans are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements

       On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations. In addition to the suits filed, the US EPA has issued a number of administrative Notices of Violation to electric utilities alleging NSR violations. Midwest Generation has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

       Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of the US EPA's proposed NSR reforms (discussed immediately below).

       On December 31, 2002, the US EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

       A federal district court, ruling on a lawsuit filed by the US EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects. This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

       On October 27, 2003, the US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide Midwest Generation greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to these same plants. Midwest Generation has provided responses to several portions of this request and, in cooperation with

Commonwealth Edison, is obtaining the data necessary for the final response. Under date of February 1, 2005, the US EPA submitted a request for some additional information to Midwest Generation. Midwest Generation is currently collecting available information responsive to this request. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to Midwest Generation's facilities.

       Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by Midwest Generation to assess what implications, if any, they will have on the operation of its power plants or on Midwest Generation's results of operations or financial condition.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed NPDES permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement/entrainment may be required. Midwest Generation has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.

       After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, the Attorneys General for six states, a utility trade association and several individual electric power generating companies. These cases have been consolidated and transferred to the United States Court of Appeals for the Second Circuit. A briefing schedule has been established for the case and a decision is not expected until sometime in 2006. The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA. Although the Phase II rule could have a material impact on Midwest Generation's operations, Midwest Generation cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the aforementioned legal challenges which may affect the obligations imposed by the rule.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, Midwest Generation is not able to evaluate the potential impact of these proposals at this time.

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

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs. Midwest Generation has agreed to indemnify Commonwealth Edison for specified environmental liabilities. See "—Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities" for a discussion of this indemnity agreement.

Climate Change

       Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. As a result of Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on February 16, 2005.

       In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate change-related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Thus, Midwest Generation may be affected by future federal or state legislation relating to greenhouse gas emissions reductions.

       In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the US EPA denied a petition by Massachusetts, Maine and Connecticut to compel the US EPA under the Clean Air Act to require the US EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against the US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The D.C. Circuit has granted intervention requests from 10 states that support the US EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

       On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City of New York and certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years. The defendants in these suits have filed motions to dismiss, which have not yet been ruled upon by the court. Midwest Generation has not been named as a defendant in these lawsuits.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to substantially reduce its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

MARKET RISK EXPOSURES

Introduction

       As discussed further below, beginning in 2003, Midwest Generation has been selling a significant portion of its energy into wholesale power markets. Midwest Generation's primary market risk exposures arise from fluctuations in electricity, capacity and fuel prices, emission allowances, transmission rights and interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview, Risks Related to the Business and Critical Accounting Estimates—Management's Overview" and "Liquidity and Capital Resources—Credit Ratings" for a discussion of market developments and their impact on Midwest Generation's credit and the credit of its counterparties.

       This section discusses these market risk exposures under the following headings:

Commodity Price Risk

Overview

       Beginning in 2003, Midwest Generation has been selling a significant portion of its energy and capacity into wholesale power markets through its affiliate, Edison Mission Marketing & Trading. Edison Mission Marketing & Trading enters into forward contracts for Midwest Generation's electric output in order to provide more predictable earnings and cash flow. When appropriate, Edison Mission Marketing & Trading manages the spread between electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives. There is no assurance that contracts to hedge changes in market prices will be effective.

       Midwest Generation's merchant operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies through Edison Mission Marketing & Trading. Policies are in place which define risk tolerance, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to identify, measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       Midwest Generation's revenues and results of operations depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances, fuel oil, coal, natural gas and associated transportation costs in PJM. Among the factors that influence the price of power in PJM are:

•
prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

•
the cost and availability of emission credits or allowances;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

•
transmission congestion in and to PJM;

•
market structure rules to be established for PJM;

•
the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants in PJM beyond their presently expected dates of decommissioning;

•
weather conditions prevailing in PJM from time to time; and

•
the rate of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

Status of the Exelon Generation Power Purchase Agreements

       Energy generated by Midwest Generation was historically sold under three power purchase agreements with Exelon Generation, under which Exelon Generation was obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999. The power purchase agreement for the Collins Station was terminated effective September 30, 2004; the other two contracts (for coal-fired generation and peaking units) expired on December 31, 2004. The capacity payments provided the units under contract with revenue for fixed charges, and the energy payments compensated those units for all, or a portion of, variable costs of production. Approximately 53% of Midwest Generation's energy and capacity sales in 2004 were to Exelon Generation under the power purchase agreements.

Merchant Sales

       Beginning in 2005, all the energy and capacity from Midwest Generation's units are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading with customers through a combination of bilateral agreements, forward energy sales and spot market sales. These arrangements generally have terms of two years or less. Thus, Midwest Generation is subject to the market risks related to the price of energy and capacity from those units. Capacity prices for merchant energy sales are, and are expected in the near term to remain, substantially lower than those Midwest Generation historically received under the 1999 power purchase agreements with Exelon Generation. Midwest Generation expects that lower revenues resulting from lower capacity prices will be offset in part by energy prices, which Midwest Generation believes will, in the near term, be higher for merchant energy sales than those historically received under Exelon Generation power purchase agreements, as indicated below in the table of forward-looking prices. Midwest Generation intends to manage this price risk, in part, by accessing both the wholesale customer and over-the-counter markets described below, as well as using derivative financial instruments in accordance with established policies and procedures. Edison Mission Marketing & Trading may also, from time to time, participate in auctions for "full requirement service" in various states for the procurement of power for electric utilities' bundled customers, in which Edison Mission Marketing & Trading would contract for the sale of power to end users over delivery periods defined in each auction. For instance, Edison Mission Marketing & Trading participated in the New Jersey Basic Generation Auction of February 2005 and was the winning bidder on some sales to large industrial customers for a one-year term.

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

       Following the transfer of control of the control area systems of Commonwealth Edison and AEP to PJM, on May 1, 2004 and October 1, 2004, respectively, sales of electricity from the Illinois Plants now include bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales into the expanded PJM, the primary market currently available to Midwest Generation, replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." See "—Regulatory Matters" for a more detailed discussion of recent developments regarding Commonwealth Edison's joining PJM.

       The following table depicts the historical average market prices for energy per megawatt-hour at the Northern Illinois Hub since it became a part of PJM's service territory on May 1, 2004.

24-Hour Historical Northern Illinois Hub Energy Prices*
May	$34.05
June	28.58
July	30.92
August	26.31
September	27.98
October	30.93
November	29.15
December	29.90

Eight-Month Average	$29.73

*
Energy prices calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no comparison for the same months in 2003.

       Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by Midwest Generation into these markets may vary materially from the forward market prices set forth in the table below.

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2005 and calendar year 2006 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub during 2004:

	24-Hour Northern Illinois Hub Forward Energy Prices*
	2005	2006
January 31, 2004	$26.15	$26.22
February 29, 2004	29.45	30.72
March 31, 2004	31.45	32.35
April 30, 2004	31.13	31.41
May 31, 2004	34.64	34.55
June 30, 2004	33.09	32.32
July 31, 2004	33.07	32.33
August 31, 2004	31.34	30.80
September 30, 2004	32.82	32.85
October 31, 2004	36.60	36.95
November 30, 2004	34.47	34.19
December 31, 2004	33.05	33.44

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

       Midwest Generation intends to hedge a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at December 31, 2004:

	2005	2006
Megawatt hours	12,234,078	619,150
Average price/MWhr(1)	$39.44	$32.30

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2004 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

       To the extent Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. The extent to which Midwest Generation will hedge its market price risk through forward over-the-counter sales depends on several factors. First, Midwest Generation will evaluate over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions will depend upon its and Edison Mission Marketing & Trading's credit capacity and upon the over-the-counter forward sales markets having sufficient liquidity to enable Midwest Generation to identify counterparties who are able and willing to enter into hedging transactions. Midwest Generation is permitted to use its new working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest Generation under an energy services agreement between the two companies. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

       In addition to the prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units is expected to vary from unit to unit.

       Effective May 1, 2004, the control area system of Commonwealth Edison was placed under the control of PJM. Furthermore, the transmission system of AEP was integrated into PJM on October 1, 2004, which linked eastern PJM and the Northern Illinois control areas of the PJM system and improved access from the Illinois Plants into the broader PJM market. Under the PJM tariff, Midwest Generation is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers located within the PJM system. Under another order of the FERC effective December 1, 2004, Midwest Generation may make sales to customers located in the Midwest ISO without incurring the "through-and-out rate" that was previously imposed on transactions between those two regional transmission organizations. Transition mechanisms intended to compensate transmission owners for loss of these "through-and-out" revenues do not apply to Midwest Generation under the current PJM tariff, but the costs and other issues regarding these transition mechanisms have been controversial and may become the subject of hearings at the FERC. The ultimate outcome of any such proceedings cannot be predicted.

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

Coal Price Risk

       The Illinois Plants use 16 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements ranging from one year to four years in length. The following table summarizes the percent of expected coal requirements by year that are under contract at December 31, 2004.

	2005	2006	2007	2008
Percent of coal requirements under contract	88%	68%	39%	15%

       Midwest Generation is subject to price risk for purchases of coal that are not under contract. The prices of the Powder River Basin coal have been largely static. The price of Powder River Basin coal with 8,800 British thermal units (Btu) content for calendar year 2005 delivery has fluctuated between $6.06 per ton and $7.83 per ton during the course of the year, with the price of $6.32 per ton at December 30, 2004.

       For forecasted 2005 coal purchases in which Midwest Generation has not entered into contracts, Midwest Generation expects that a 10% change in the market price of coal at December 31, 2004 would increase or decrease pre-tax income in 2005 by approximately $1.6 million.

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands). The increase in the asset related to the fair value of electricity contracts is attributable to the decline in average market prices for power, as compared to contracted prices, since December 31, 2003.

	December 31,
	2004	2003
Commodity price:
Electricity contracts	$4,150	$2,132

       In assessing the fair value of Midwest Generation's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of December 31, 2004 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$4,150	$5,139	$(989)	$—	$—

       The fair value of outstanding derivative commodity price contracts that would be expected after a 10% market price decrease at December 31, 2004 is $49.4 million.

Credit Risk

       As a result of the termination and expiration of Exelon Generation's power purchase agreements in 2004, Midwest Generation is selling all of its energy into wholesale power markets and intends to hedge its merchant portfolio risk through Edison Mission Marketing & Trading.

       In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation under the intercompany energy services agreement. Midwest Generation's agreement with Edison Mission Marketing & Trading transfers the risk of non-payment of accounts receivable from counterparties to Edison Mission Marketing & Trading. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and new credit agreement if it fails to enforce payment from Edison Mission Marketing & Trading in the case of nonpayment of an accounts receivable from a counterparty, so long as the counterparty is rated at least investment grade.

       The obligations of Midwest Generation under the senior secured notes and new credit agreement are secured by, among other things, an account of Edison Mission Marketing & Trading in which Edison Mission Marketing & Trading will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See "Liquidity and Capital Resources—Midwest Generation Financing." See also "Results of Operations—Related Party Transactions—Edison Mission Marketing & Trading Agreements."

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

Interest Rate Risk

       Interest rate changes affect the cost of capital needed to operate the facilities. In April 2004, Midwest Generation entered into a $700 million variable rate term loan facility due in 2011 which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. Based on the amount of variable rate debt outstanding on December 31, 2004, a 100 basis point change in interest rates at December 31, 2004 would increase or decrease Midwest Generation's 2005 annual income before taxes by approximately $6.7 million. In April 2004, Midwest Generation also issued $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.8 billion at December 31, 2004, compared to the carrying value of $1.7 billion. A 10% increase in market interest rate at December 31, 2004 would result in a decrease in the fair value of total long-term obligations by approximately $89.9 million. A 10% decrease in market interest rates at December 31, 2004 would result in an increase in the fair value of total long-term obligations by approximately $103.6 million.

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

Internal Control over Financial Reporting

       There were no changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

       None.

MIDWEST GENERATION, LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiary at December 31, 2004 and December 31, 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As explained in Note 3 to the financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003.

                        PricewaterhouseCoopers LLP

Los Angeles, California
March 15, 2005

MIDWEST GENERATION, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Revenues
Energy revenues	$297,957	$310,416	$534,097
Capacity revenues	271,280	379,804	601,262
Energy and capacity revenues from marketing affiliate	492,152	365,141	14,568
Loss from price risk management	(3,625)	(3,105)	(1,250)

Total operating revenues	1,057,764	1,052,256	1,148,677

Operating Expenses
Fuel	381,391	390,601	396,345
Plant operations	378,493	333,012	349,328
Loss on lease termination, asset impairment and other charges	104,652	1,025,332	70,341
Settlement of postretirement employee benefit liability	—	—	(70,654)
Depreciation and amortization	169,921	171,714	175,631
Administrative and general	21,593	23,837	25,399

Total operating expenses	1,056,050	1,944,496	946,390

Operating income (loss)	1,714	(892,240)	202,287

Other Income (Expense)
Interest income and other	111,635	112,864	118,369
Interest expense	(250,163)	(346,236)	(346,006)

Total other expense	(138,528)	(233,372)	(227,637)

Loss before income taxes	(136,814)	(1,125,612)	(25,350)
Benefit for income taxes	58,199	436,945	9,520

Loss Before Accounting Change	(78,615)	(688,667)	(15,830)
Cumulative effect of change in accounting, net of tax (Note 3)	—	(74)	—

Net Loss	$(78,615)	$(688,741)	$(15,830)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$156,154	$36,535
Short-term investments	20,000	—
Accounts receivable	32,210	38,707
Due from affiliates	58,795	67,350
Fuel inventory	40,182	64,763
Spare parts inventory	17,726	18,880
Interest receivable from affiliate	56,282	56,350
Assets under price risk management	20,543	12,747
Other current assets	9,493	10,525

Total current assets	411,385	305,857

Property, Plant and Equipment	4,216,464	4,190,337
Less accumulated depreciation	747,952	544,463

Net property, plant and equipment	3,468,512	3,645,874

Notes receivable from affiliate	1,373,567	1,365,423
Deferred taxes	384,325	329,151
Other assets	45,707	16,286

Total Assets	$5,683,496	$5,662,591

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$17,833	$25,799
Accrued liabilities	73,267	70,339
Due to affiliates	17,330	2,991
Interest payable	65,010	89,228
Interest payable to affiliates	—	79,765
Liabilities under price risk management	16,393	10,615
Current maturities of long-term obligations	7,000	—
Current maturities of subordinated long-term debt with affiliate	—	692,704
Current portion of lease financing	54,953	10,214

Total current liabilities	251,786	981,655

Subordinated revolving line of credit with affiliate	—	2,085,894
Lease financing, net of current portion	1,244,688	2,159,641
Long-term obligations	1,660,518	—
Benefit plans and other long-term liabilities	164,082	103,328

Total Liabilities	3,321,074	5,330,518

Commitments and Contingencies (Notes 11 and 12)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding (Note 1)	—	—
Additional paid-in capital	3,434,488	1,241,133
Accumulated deficit	(1,077,507)	(910,966)
Accumulated other comprehensive income	5,441	1,906

Total Member's Equity	$2,362,422	$332,073

Total Liabilities and Member's Equity	$5,683,496	$5,662,591

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In thousands)

	Membership Interests	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2001	$—	$669,928	$(206,395)	$—	$463,533
Non-cash contribution of services	—	10,587	—	—	10,587
Net loss	—	—	(15,830)	—	(15,830)
Other comprehensive loss	—	—	—	(999)	(999)

Balance at December 31, 2002	—	680,515	(222,225)	(999)	457,291
Contributions	—	550,000	—	—	550,000
Non-cash contribution of services	—	10,618	—	—	10,618
Net loss	—	—	(688,741)	—	(688,741)
Other comprehensive income	—	—	—	2,905	2,905

Balance at December 31, 2003	—	1,241,133	(910,966)	1,906	332,073

Non-cash equity contribution	—	2,190,902	—	—	2,190,902
Non-cash contribution of services	—	2,453	—	—	2,453
Net loss	—	—	(78,615)	—	(78,615)
Other comprehensive income	—	—	—	3,535	3,535
Cash dividend to parent	—	—	(87,926)	—	(87,926)

Balance at December 31, 2004	$—	$3,434,488	$(1,077,507)	$5,441	$2,362,422

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net Loss	$(78,615)	$(688,741)	$(15,830)
Other comprehensive income (expense), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $21,653, $6,219 and $614 for 2004, 2003 and 2002, respectively	(33,886)	(9,764)	(960)
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(23,915), $(8,073) and $25 for 2004, 2003 and 2002, respectively	37,421	12,669	(39)

Other comprehensive income (expense)	3,535	2,905	(999)

Comprehensive Loss	$(75,080)	$(685,836)	$(16,829)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Loss after accounting change, net	$(78,615)	$(688,741)	$(15,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	172,676	171,714	175,631
Non-cash contribution of services	2,453	10,618	10,587
Loss on lease termination, asset impairment and other charges	104,652	1,025,332	25,402
Settlement of postretirement employee benefit liability	—	—	(70,654)
Deferred taxes	(55,174)	(402,458)	16,479
Loss on asset disposal	1,067	—	—
Cumulative effect of change in accounting, net of tax	—	74	—
Decrease in accounts receivable	6,497	22,383	9,892
Increase in due to/from affiliates	(3,072)	(61,200)	(20,881)
Decrease (increase) in inventory	21,201	14,286	(169)
Decrease in interest receivable from affiliate	68	45	2,490
Decrease (increase) in other current assets	1,032	16,319	(19,051)
Increase (decrease) in accounts payable	(7,966)	(6,534)	15,141
Increase (decrease) in accrued liabilities	2,928	(20,636)	16,550
Increase (decrease) in interest payable	(13,675)	40,397	3,471
Increase (decrease) in other liabilities	60,754	(13,945)	31,045
Increase (decrease) in net liabilities under price risk management	1,517	125	(8,753)

Net cash provided by operating activities	216,343	107,779	171,350

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	20,000	20,000	60,000
Repayments of subordinated long-term debt with affiliate	(712,704)	(1,046,604)	(60,000)
Borrowings from subordinated revolving line of credit with affiliate	40,666	460,460	134,059
Repayments of subordinated revolving line of credit with affiliate	—	(68,848)	(202,604)
Issuance of long-term debt	1,740,000	—	—
Repayment of long-term debt	(72,482)	—	—
Capital contributions	—	550,000	—
Cash dividend to parent	(87,926)	—	—
Repayment of capital lease obligation	(931,185)	(9,792)	(9,173)
Financing costs	(34,176)	—	—

Net cash used in financing activities	(37,807)	(94,784)	(77,718)

Cash Flows From Investing Activities
Capital expenditures	(32,817)	(37,862)	(370,156)
Proceeds from sale of assets	44	—	—
Decrease (increase) in restricted cash	2,000	(14,329)	(1,957)
Purchase of short-term investments, net	(20,000)	—	—
Loan to affiliate	(156,274)	—	—
Repayment of loan from affiliate	148,130	1,079	300,498

Net cash used in investing activities	(58,917)	(51,112)	(71,615)

Net increase (decrease) in cash and cash equivalents	119,619	(38,117)	22,017
Cash and cash equivalents at beginning of period	36,535	74,652	52,635

Cash and cash equivalents at end of period	$156,154	$36,535	$74,652

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

       Midwest Generation, LLC, which is referred to as Midwest Generation, is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., an indirect wholly owned subsidiary of Edison Mission Energy, which is referred to as EME. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International. Midwest Generation is a Delaware limited liability company formed on July 12, 1999 by the issuance of 100% of its membership interests to Edison Mission Midwest Holdings Co. for one hundred dollars. No additional interests have been issued. Subsequent capital contributions received from Edison Mission Midwest Holdings Co. have been recorded as additional paid-in capital. The amount outstanding for the membership interests is not reflected on the face of the Balance Sheet due to rounding to the nearest thousand. Midwest Generation was formed for the purpose of obtaining financing and acquiring, owning and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Illinois Plants, for the purpose of producing electric energy.

       Midwest Finance Corp., formed as a Delaware corporation on April 22, 2004, is Midwest Generation's wholly owned subsidiary. Therefore, Midwest Generation now reports on a consolidated basis. Midwest Finance has no material assets, operations or revenues. Midwest Finance was formed in April 2004 solely to serve as a co-issuer of Midwest Generation's second priority senior secured notes in order to facilitate the offering of these notes. For further discussion, see Note 7—Long Term Debt.

       On December 15, 1999, Midwest Generation completed its acquisition of 100% of the ownership interests in the Illinois Plants and assumed specified liabilities from Commonwealth Edison. The accompanying consolidated financial statements reflect the operations of the Illinois Plants commencing from the date of acquisition. The acquisition has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The acquisition was financed through a capital contribution by Edison Mission Midwest Holdings of approximately $650 million and subordinated debt from another subsidiary of Edison Mission Midwest Holdings of approximately $3.4 billion.

       Concurrent with the acquisition of the Illinois Plants, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 MW gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases had an initial term of 33.75 years. In April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor and received title to the Collins Station as part of the transaction. On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and decommissioned the plant by the fourth quarter of 2004. For further discussion, see Note 4—Loss on Lease Termination, Asset Impairment and Other Charges.

       As of December 31, 2004, Midwest Generation owned or leased 5,876 megawatts (MW) of operating power plants consisting of the following:

•
six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 255 MW, based on summer net dependable capacity.

       In connection with the acquisition of the Illinois Plants, Midwest Generation entered into three separate five-year power purchase agreements for the coal-fired stations, the Collins Station and the peaker stations with Commonwealth Edison, which were subsequently assigned to its affiliate, Exelon Generation. The Collins Station power purchase agreement was terminated on September 30, 2004 and the other power purchase agreements expired on December 31, 2004. During each of 2000, 2001 and 2002, approximately 99% of Midwest Generation's energy and capacity revenues were derived under the power purchase agreements. In 2003 and 2004, the percentage decreased to approximately 65% and 53%, respectively, with the balance coming from sales by Midwest Generation into the wholesale power markets. As each of the power purchase agreements has expired, Midwest Generation plans to sell all of its energy and capacity into the wholesale power markets.

       Midwest Generation has entered into a contract with Edison Mission Marketing & Trading, Inc., a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. In April 2004, Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading in order to make revolving loans to, or have letters of credit issued on behalf of, Edison Mission Marketing & Trading, in order to provide credit support for forward contracts. Edison Mission Marketing & Trading also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation has also entered into an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

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

Cash Equivalents

       Cash equivalents include time deposits and other investments totaling $154 million and $37 million at December 31, 2004 and 2003, respectively, with maturities of three months or less. All investments are classified as available for sale.

Short-term Investments

       Short-term investments consist of marketable securities that are categorized as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2004, the fair value of short-term investments was approximately $20 million, and consisted of auction rate securities rated AAA or Aaa by S&P or Moody's, respectively, with interest rate reset dates of less than thirty days. The contractual maturity dates of the auction rate securities held at December 31, 2004 varied from 2009 to 2043; however, since the interest rates are reset periodically in an auction process, these securities are considered liquid investments and managed on an integral basis with cash and cash equivalents. Purchases and sales of auction rate securities were $63 million and $43 million in 2004, respectively, and $202 million and

$202 million in 2003, respectively. Unrealized gains and losses from investments in these securities were not material.

Inventory

       Inventory consists of spare parts, natural gas, coal and fuel oil and is stated at the lower of weighted average cost or market.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives:

Power plant facilities	3 – 34.5 years
Emission allowances	25 – 34.5 years
Equipment, furniture and fixtures	3 – 7 years
Plant and equipment under lease financing	30 – 33.75 years

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

Revenue Recognition

       Midwest Generation records revenue and related costs as electricity is generated or services are provided unless Midwest Generation is subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and does not qualify for the normal sales and purchases exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with Edison Mission Marketing & Trading. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, Midwest Generation records settlement of non-trading physical forward contracts on a gross basis. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Accordingly, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

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

       The amount included in Due from Affiliates on the balance sheet associated with tax benefits related to this tax-allocation agreement totaled $26.0 million at December 31, 2003. During the fourth quarter of 2002, Midwest Generation realized $189.9 million of the tax receivable on its books through a reduction in amounts owed under its subordinated loan agreement with Edison Mission Overseas Co.

       Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

New Accounting Pronouncements

Statement of Financial Accounting Standards Interpretation No. 46(R)

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

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. Midwest Generation does not expect the adoption of this standard to have a material impact on EME's consolidated financial statements.

Statement of Financial Accounting Standards No. 153

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring beginning in the third quarter of 2005. Midwest Generation does not expect the adoption of this standard to have a material impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FAS 109-1

       In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production

Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. This FASB Staff Position had no impact on Midwest Generation's consolidated financial statements. Midwest Generation is evaluating the effect that the tax deduction will have in subsequent years.

Note 3. Asset Retirement Obligations

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

       Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

Initial asset retirement obligation as of January 1, 2003	$241
Accretion expense	24

Balance of asset retirement obligation as of December 31, 2003	265
Accretion expense	26

Balance of asset retirement obligation as of December 31, 2004	$291

       Had SFAS No. 143 been applied retroactively in the years ended December 31, 2002 and 2001, it would not have had a material effect upon Midwest Generation's results of operations. The pro forma liability for asset retirement obligation is not shown due to the immaterial impact on Midwest Generation's consolidated balance sheet.

Note 4. Loss on Lease Termination, Asset Impairment and Other Charges

       Loss on lease termination, asset impairment and other charges was $104.7 million in 2004. On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. Midwest Generation recorded a pre-tax loss of approximately $65.5 million (approximately $40.2 million after tax) due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $2.7 million inventory reserve for excess spare parts at the Collins Station and $1.9 million pre-tax loss for fuel oil inventory.

       Following the termination of the Collins Station lease, Midwest Generation announced plans on May 28, 2004 to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. By the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid and rendered inoperable, with all operating permits surrendered. In September 2004, Midwest Generation recorded a pre-tax impairment charge of $10.3 million resulting from the termination of the power purchase agreement effective September 30, 2004 for the two units at Collins Station that remained under contract. In addition, Midwest Generation recognized a $4.5 million pre-tax charge for exit costs related to reducing the workforce in Illinois during the fourth quarter of 2004.

       In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight remaining small peaking units in Illinois. Based on this analysis and regulatory approval, planning efforts are in progress to decommission six of the eight small peaking units. As a result of the decision to decommission the units, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, Midwest Generation recorded a pre-tax impairment charge of $28.8 million (approximately $17.7 million after tax). At September 30, 2004, the fair value of the small peaking units was $3.5 million.

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

Note 5. Accumulated Other Comprehensive Income

       Accumulated other comprehensive income consisted of the following:

	Unrealized Gains on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at December 31, 2003	$1,906	$1,906
Current period change	3,535	3,535

Balance at December 31, 2004	$5,441	$5,441

       Unrealized gains on cash flow hedges at December 31, 2004 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These gains arise because current forecasts of future electricity prices are lower than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, approximately $6.0 million, after tax, of the net unrealized gains on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $0.5 million, $(0.4) million and $(0.2) million during the years ended December 31, 2004, 2003 and 2002, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in loss from price risk management in the consolidated statement of operations.

Note 6. Property, Plant and Equipment

       At December 31, 2004 and 2003, property, plant and equipment consisted of the following:

	2004	2003
Land	$33,209	$32,009
Power plant facilities	1,942,636	1,880,042
Emission allowances	834,203	834,203
Construction in progress	29,176	31,405
Equipment, furniture and fixtures	10,794	7,283
Plant and equipment under lease financing	1,366,446	1,405,395

	4,216,464	4,190,337
Less accumulated depreciation	747,952	544,463

Property, plant and equipment, net	$3,468,512	$3,645,874

       In connection with Midwest Generation's financing activities, Midwest Generation has given first and second priority security interests in substantially all of the facilities owned by Midwest Generation and the assets relating to those plants, including a pledge of the intercompany notes from EME (approximately $1.4 billion at December 31, 2004). In addition, Edison Mission Marketing & Trading pledged an account representing payables to Midwest Generation. The amount of assets pledged or mortgaged totals approximately $3 billion at December 31, 2004. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged. Emission allowances were not pledged.

       Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $43.0 million, $55.8 million and $68.1 million for 2004, 2003 and 2002, respectively. Accumulated amortization related to the leased facilities was $185.6 million, $147.6 million and $177.9 million at December 31, 2004, 2003 and 2002, respectively.

Note 7. Long-Term Debt

2004 Financing

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. At December 31, 2004, $1 billion remained outstanding. Concurrent with the issuance of the notes, Midwest Generation borrowed $700 million under a new first priority senior secured term loan facility. The term loan has a final maturity of April 27, 2011 and bears interest at LIBOR plus 3.25% per annum (5.395% at December 31, 2004). Midwest Generation has agreed to repay $1.75 million of the term loan on each quarterly payment date. At December 31, 2004, Midwest Generation had $667.5 million outstanding under the term loan. Midwest Generation also entered into a new five-year $200 million working capital facility that replaced a prior facility. The new working capital facility also provides for the issuance of letters of credit. As of December 31, 2004, Midwest Generation had no borrowings outstanding under the working capital facility and had reimbursement obligations under a letter of credit for $2.6 million that expires in May 2005. Midwest Generation used the proceeds of the notes issuance and the term loan to refinance $692.7 million of indebtedness (plus accrued interest and fees) owed by its direct parent, Edison Mission Midwest Holdings Co., which had been guaranteed by Midwest Generation and was due in December 2004, and to make the termination payment under the Collins Station lease in the amount of approximately $960 million.

       Midwest Generation is permitted to use the new working capital facility and cash on hand to provide credit support for forward contracts with third-party counterparties entered into by Edison Mission Marketing & Trading for capacity and energy generated by Midwest Generation. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants.

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

Subordinated Long-Term Debt with Affiliate

       In December 1999, Midwest Generation had entered into a subordinated loan agreement with another subsidiary of Edison Mission Midwest Holdings, Edison Mission Overseas Co., with terms matching those of Edison Mission Midwest Holdings' then outstanding credit agreement. As of December 31, 2003, the borrowings under the subordinated loan agreement were approximately $692.7 million.

       Between December 1999 and April 2004, Edison Mission Midwest Holdings had outstanding a credit agreement with a number of commercial lending institutions for a combination of loans and lines of credit aggregating $842.7 million. At December 31, 2003, the financing consisted of (1) a $692.7 million revolving credit facility due 2004, referred to as Tranche B, and (2) a $150 million working capital facility due 2004, referred to as Tranche C. In April 2004, the $692.7 million was repaid with proceeds from the notes issuance and the term loan as described under "—2004 Financing," and, accordingly, this credit agreement has been terminated.

Subordinated Revolving Line of Credit with Affiliate

       In December 1999, Midwest Generation had also entered into a subordinated revolving loan agreement with Edison Mission Overseas for up to $2 billion, which was increased for up to $2.5 billion in May 2001. Amounts outstanding under the Subordinated Revolving Loan Agreement bear interest at a fixed rate of 8.0% with payments due quarterly. The outstanding principal balance was due in December 2034. As of December 31, 2003, total draws under the Subordinated Revolving Loan Agreement were approximately $2.1 billion.

       Simultaneously with the closing of Midwest Generation's April 2004 financing described above, Edison Mission Midwest Holdings made an equity contribution to Midwest Generation of approximately $2.2 billion, which was used to settle the outstanding balance due under the subordinated revolving loan. As a result of the settlement and termination of this loan, Midwest Generation will no longer incur intercompany interest costs related to this debt.

       For the fiscal years ended December 31, 2004, 2003 and 2002, under the Subordinated Revolving Loan Agreement and the Subordinated Loan Agreement, Midwest Generation incurred and accrued interest charges of approximately $66.1 million, $221.8 million and $227.1 million, respectively.

Annual Maturities on Long-Term Debt

       Annual maturities on long-term debt at December 31, 2004 for the next five years, 2005 through 2009, are $7 million each year.

Midwest Generation Credit Agreement and Indenture Covenants

       Midwest Generation is bound by the covenants in its credit agreement and indenture as well as certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit agreement contains financial covenants binding on Midwest Generation.

Covenants in Credit Agreement

       In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its credit agreement. Compliance with the covenants in its credit agreement includes maintaining the following two financial performance requirements:

•
At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended December 31, 2004, the interest coverage ratio was 2.28 to 1 (computed on a pro forma basis assuming the credit agreement had been in existence for a twelve-month period).

•
Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended December 31, 2004, the secured leverage ratio was 6.00 to 1.

       In addition, Midwest Generation's distributions are limited in amount. The aggregate amount of distributions made by Midwest Generation since April 27, 2004 may not exceed the sum of (i) 75% of excess cash flow (as defined in the credit agreement) generated since that date, plus (ii) up to 100% of the amount of equity contributions or subordinated loans made by EME or a subsidiary of EME to Midwest Generation after April 27, 2004, but in the latter case only to the extent excess cash flow not used for a dividend under (i) is available for such payments. With the remaining excess cash flow, Midwest Generation must offer to prepay the term loan to the lenders. Each of the lenders may, at its option, decline such prepayment with respect to its pro rata share of the term loan. If Midwest Generation is rated investment grade, the aggregate amount of distributions made by Midwest Generation may equal but not exceed 100% of excess cash flow generated since becoming investment grade plus 75% of excess cash flow generated during the period between April 27, 2004 and the date immediately prior to becoming investment grade.

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

Loan Agreement with Edison Mission Marketing & Trading

       Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. As of December 31, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $9.8 million, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

Restricted Cash

       Several cash balances are restricted primarily to provide collateral for trading activities and fuel suppliers. The total restricted cash included in Midwest Generation's consolidated balance sheet was $14.3 million at December 31, 2004 and $16.3 million at December 31, 2003. Included in restricted cash are collateral reserves of $14.3 million and $16.3 million at December 31, 2004 and 2003, respectively.

Fair Values of Non-Derivative Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivables and payables contained in Midwest Generation's consolidated balance sheet approximates fair value. The following table summarizes the carrying amounts and fair values for outstanding non-derivative financial instruments:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Instruments
Non-derivatives:
Long-term obligations	$1,667,518	$1,824,759	$2,778,598	$2,778,598

       In assessing the fair value of Midwest Generation's financial instruments, Midwest Generation uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Quoted market prices for the same or similar instruments are used for long-term obligations. In 2003, the fair market value of the long-term debt approximates the carrying value due primarily to the frequent repricing of interest rates.

Note 8. Price Risk Management Activities

       Midwest Generation's risk management policy allows for the use of derivative financial instruments through Edison Mission Marketing & Trading to limit financial exposure to electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which includes potential losses that can arise from a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with Midwest Generation's risk management policies through Edison Mission Marketing & Trading. Policies are in place which define risk tolerance for Midwest Generation. Procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Edison Mission Marketing & Trading performs a "value at risk" analysis in its daily business to identify, measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for price risk management activities by instrument type. The increase in the asset related to the fair value of electricity contracts is attributable to the decline in average market prices for power, as compared to contracted prices, since December 31, 2003.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commodity price:
Electricity contracts	$4,150	$4,150	$2,132	$2,132

Note 9. Income Taxes

       Income tax benefit includes the current tax benefit from operating loss and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2004	2003
Deferred tax assets
Property, plant and equipment—basis differences	$(6,039)	$374,722
Lease financing	23,831	9,665
Price risk management	3,416	4,078
Illinois net operating loss carryforward	393,868	3,897

Subtotal	415,076	392,362
Less Valuation allowance	—	9,655

Total	$415,076	$382,707

Deferred tax liabilities
Employee benefits	$(13,929)	$(14,639)
Accrued expenses	3,789	(17,449)
State taxes	(17,873)	(20,837)
Other	(2,738)	(631)

Total	(30,751)	(53,556)

Deferred tax asset, net	$384,325	$329,151

       The Illinois valuation allowance of $9.7 million was reversed due to the expected future utilization of the deferred tax assets.

       Midwest Generation has $961 million of federal and $584 million of California net operating losses at December 31, 2004 which expire beginning in 2024 and 2014, respectively. In addition, Midwest Generation has $125 million of Illinois loss deductions at December 31, 2004 which expire beginning in 2015. The benefit for income taxes is comprised of the following:

	Years Ended December 31,
	2004	2003	2002
Current
Federal	$—	$(30,159)	$(23,231)
State	—	(2,472)	(3,408)

Total current	$—	$(32,631)	$(26,639)

Deferred
Federal	$(47,805)	$(341,610)	$14,708
State	(10,394)	(62,704)	2,411

Total deferred	(58,199)	(404,314)	17,119

Benefit for income taxes	$(58,199)	$(436,945)	$(9,520)

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2004	2003	2002
Expected benefit for federal income taxes	$(47,885)	$(393,964)	$(8,872)
Increase in benefit resulting from:
State tax benefit, net of federal taxes	(480)	(42,981)	(648)
Reversal of valuation allowance	(9,655)	—	—
Other	(179)	—	—

Benefit for income taxes	$(58,199)	$(436,945)	$(9,520)

Effective benefit rate	42.5%	38.8%	37.6%

       Midwest Generation is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. In Midwest Generation's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon Midwest Generation's financial condition or results of operations.

Note 10. Employee Benefit Plans

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

       The expected contributions (all by employer) for the plans are approximately $8.8 million for the year ended December 31, 2005. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       Midwest Generation uses a December 31 measurement date for all its plans. The fair value of plan assets is determined by market value.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	Union Plan		Non-Union Plan
	2004	2003	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$40,232	$30,010	$9,158	$8,448
Service cost	10,103	9,119	1,693	1,066
Interest cost	2,365	1,693	648	558
Actuarial loss (gain)	5,206	(396)	1,063	811
Amendments	—	—	—	—
Benefits paid	(265)	(194)	919	(1,725)

Projected benefit obligation at end of year	$57,641	$40,232	$13,481	$9,158

Accumulated benefit obligation at end of year	$42,291	$28,974	$12,738	$9,158

Change in plan assets
Fair value of plan assets at beginning of year	$25,192	$14,341	$—	$—
Actual return on plan assets	2,562	4,457	149	—
Employer contributions	7,328	6,588	2,158	1,725
Benefits paid	(265)	(194)	919	(1,725)

Fair value of plan assets at end of year	$34,817	$25,192	$3,226	$—

Funded status	$(22,824)	$(15,040)	$(10,255)	$(9,158)
Unrecognized net loss	9,653	5,000	2,786	1,897
Unrecognized prior service cost	2,535	2,766	—	—

Recorded liability	$(10,636)	$(7,274)	$(7,469)	$(7,261)

Additional detail of amounts recognized in balance sheets:
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—
Weighted-average assumptions at end of year:
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

       Components of pension expense are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2004	2003	2002	2004	2003	2002
Service cost	$10,103	$9,119	$8,777	$1,693	$1,066	$998
Interest cost	2,365	1,693	1,019	648	558	471
Expected return on plan assets	(2,040)	(1,376)	(1,235)	(108)	—	—
Net amortization and deferral	262	395	117	133	68	34

Total expense recognized	$10,690	$9,831	$8,678	$2,366	$1,692	$1,503

Change in accumulated other comprehensive income	—	—	—	—	—	—
Weighted-average assumptions:
Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	8.50%	8.50%	7.50%	8.50%	8.50%

       Asset allocations for plans are:

		December 31,
	Target for 2005
		2004	2003
United States equity	45%	47%	46%
Non-United States equity	25%	25%	26%
Private equity	4%	2%	3%
Fixed income	26%	26%	25%

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

       On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. Midwest Generation adopted FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," for the effects of the Act, effective July 1, 2004, which reduced Midwest Generation's accumulated benefits obligation by $813 thousand upon adoption. Midwest Generation's 2004 expense decreased by approximately $69 thousand as a result of the subsidy.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions plan are $44 thousand for the year ended December 31, 2005. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

       Midwest Generation uses a December 31 measurement date.

       Information on non-union plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$18,605	$20,396
Service cost	608	576
Interest cost	1,046	1,029
Actuarial loss (gain)	(1,179)	3,058
Amendments	466	(6,390)
Benefits paid	(12)	(64)

Benefit obligation at end of year	$19,534	$18,605

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	12	64
Benefits paid	(12)	(64)

Fair value of plan assets at end of year	$—	$—

Funded status	$(19,534)	$(18,605)
Unrecognized net loss	6,312	7,803
Unrecognized prior service cost	(4,658)	(5,871)

Recorded liability	$(17,880)	$(16,673)

Assumed health care cost trend rates:
Rate assumed for following year	10.00%	12.00%
Ultimate rate	5.00%	5.00%
Year ultimate rate reached	2010	2010
Weighted-average assumptions at end of year:
Discount rate	5.75%	6.25%

       Expense components of postretirement benefits are:

	Years Ended December 31,
	Union Plan			Non-Union Plan
	2004	2003	2002	2004	2003	2002
Service cost	$—	$—	$3,086	$608	$576	$701
Interest cost	—	—	4,392	1,046	1,029	1,200
Settlement	—	—	(70,654)	—	—	—
Net amortization and deferral	—	—	—	(435)	(290)	114

Total expense (revenue)	$—	$—	$(63,176)	$1,219	$1,315	$2,015

Assumed health care cost trend rates:
Current year	—	—	10.50%	12.00%	9.75%	10.50%
Ultimate rate	—	—	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	—	—	2008	2010	2008	2008
Weighted-average assumptions:
Discount rate	—	—	7.25%	6.25%	6.40%	7.25%

       For the non-union plan, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2004 by $3.9 million and annual aggregate service and interest costs by $353 thousand. For the non-union plan, decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2004 by $3.2 million and annual aggregate service and interest costs by $291 thousand.

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

Active Management Excess Return Expectations

       For asset classes that are actively managed, an excess return premium is added to the capital market return forecasts discussed above.

Estimated Future Benefits Payable

       Estimated future benefits payable under the pension and other postretirement benefits as of December 31, 2004 are as follows:

Years Ended December 31,	Pension Plans	Other Postretirement Benefits
2005	$770	$44
2006	1,105	90
2007	1,549	158
2008	2,156	225
2009	2,945	335
2010-2014	36,269	4,470

Total	$44,794	$5,322

Employee Stock Plans

       A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2004, 2003 and 2002 was $2.5 million, $2.7 million and $3.1 million, respectively.

Note 11.    Commitments and Contingencies

Capital Improvements

       At December 31, 2004, Midwest Generation had firm commitments to spend approximately $21.4 million on capital expenditures in 2005 primarily for component replacement projects. These capital expenditures are planned to be financed by cash generated from operations.

Calumet Energy Team LLC Power Purchase Contract

       At December 31, 2004, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team LLC at prices based primarily on operations and maintenance and fuel costs.

Fuel Supply Contracts

       At December 31, 2004, Midwest Generation had contractual commitments to purchase coal. The remaining contract lengths range from one year to eight years. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $356 million in the next five years, summarized as follows: 2005—$140 million; 2006—$115 million; 2007—$62 million; 2008—$31 million; and 2009—$8 million.

Coal Transportation Agreements

       At December 31, 2004, Midwest Generation had contractual commitments for the transport of coal to its facilities. The remaining contract lengths range from three years to seven years. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $492 million in the next four years, summarized as follows: 2005—$202 million; 2006—$160 million; 2007—$94 million; and 2008—$36 million.

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

Guarantees and Indemnities

Tax Indemnity Agreement

       In connection with the sale-leaseback transaction related to the Collins Station and the Powerton and Joliet Stations, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the lease for the Collins Station (Refer to Note 4—Loss on Lease Termination, Asset Impairment and Other Charges for further information), Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

Indemnity Provided as Part of the Acquisition from Commonwealth Edison

       In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison take all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, Midwest Generation has not recorded a liability related to this indemnity.

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed by the end of 2004. At December 31, 2004, Midwest Generation had $9.2 million recorded as a liability for asserted claims related to this matter and had made $4.9 million in payments through December 31, 2004.

       In view of its experience since 2003, Midwest Generation engaged an independent actuary in the fourth quarter of 2004 to determine if a reasonable estimate of future losses could be made based on claims and other available information. After review the actuary determined that an estimate could be prepared, and, accordingly, Midwest Generation engaged the actuary to complete an estimate of future losses. Based on the actuary's analysis, Midwest Generation recorded an undiscounted $56 million pre-tax charge for its indemnity for future asbestos claims through 2045. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2045.

       The $56 million pre-tax charge was recorded as part of plant operations on Midwest Generation's consolidated income statement and reduced net income by $34 million. Midwest Generation anticipates obtaining periodic updates of the estimate of future losses. On a quarterly basis, Midwest Generation will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the estimate will be recorded quarterly, if necessary.

       The amounts recorded by Midwest Generation for the asbestos-related liability were based upon known facts at the time the report was prepared. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

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

State—Illinois

Air Quality

       In June 2001, Illinois passed legislation mandating the Illinois Environmental Protection Agency, or Illinois EPA, to evaluate and issue a report to the Illinois legislature addressing the need for further emissions controls on fossil fuel-fired electric generating stations, including the potential need for additional controls on nitrogen oxides, sulfur dioxide and mercury. The report was issued on September 30, 2004. The report concluded, "It is clear that power plant emissions are a considerable source of air pollution and that reducing emissions will benefit public health. However, moving forward with a state-specific regulatory or legislation strategy without fully understanding all the critical impacts on jobs and Illinois' economy overall as well as consumer utility rates and reliability of the power grid would be irresponsible." Consequently, the Illinois EPA recommended "that the Governor continue demanding that the federal government act nationally to reduce power plant emissions. Further, the Illinois EPA recommends that the Governor insist that the competing issues of health, jobs, electric service reliability and affordable consumer rates be fully and completely reconciled in light of the many unanswered questions presented in this report. While this work is already underway—and will continue—it can ultimately only be completed once the national emission reduction strategy solidifies and the timing and features of a national program are known." While the law allows the Illinois EPA to propose regulations based on its findings no sooner than 90 days after the issuance of its findings, and requires the Illinois Pollution Control Board to act within one year on such proposed regulations, the report's recommendations indicate that the State will focus its efforts on impacting the federal regulatory process rather than recommending state-specific regulations. At this time, EME cannot evaluate the potential impact of State action on EME's facilities since it will depend on the content of federal regulations.

       Beginning with the 2003 ozone season (May 1 through September 30), Midwest Generation has been required to comply with an average NOx emission rate of 0.25 lb NOx/MMBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan (SIP). This regulation is a State of Illinois requirement. Compliance with this standard was met by each of the Illinois Plants in 2004. Beginning with the 2004 ozone season, the Illinois Plants became subject to the federally mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the current SO2 (acid rain) trading program already in effect. Midwest Generation has already qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline.

Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized as needed to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

       During 2004, the Illinois Plants stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants will use banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, Midwest Generation plans to continue to purchase allowances while evaluating various technologies to determine whether any additional pollution controls should be installed at the Illinois Plants.

Water Quality

       The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. One of the limitations for discharges to the river that could be made more stringent if the existing use classification is changed would be the temperature of the discharges from the Joliet and Will County plants. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards are still being developed. At this time no standards have been proposed, so Midwest Generation cannot estimate the financial impact of this review. However, the cost of additional cooling water treatment, if required, could be substantial.

Federal—United States of America

Clean Air Act

       Midwest Generation expects that compliance with the Clean Air Act and the regulations and revised State Implementation Plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. Midwest Generation's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation

       In December 2000, the United States Environmental Protection Agency (US EPA) announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions. On January 30, 2004, the US EPA published rules for regulating mercury emissions from coal-fired power plants. The US EPA proposed two rule options for public comment: 1) regulate mercury as a hazardous air pollutant under Clean Air Act Sec. 112(d); or 2) rescind the US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018. On March 16, 2004, the US EPA published a Supplemental Notice of Proposed Rulemaking that provides more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of Data Availability (NODA) requesting comments on additional modeling and other data the US EPA was considering in development of its final rule. The NODA public comment period closed on January 2, 2005. At this time, the US EPA anticipates finalizing the regulations on March 15, 2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

       Until the mercury regulations are finalized, Midwest Generation cannot determine the potential impact of these regulations on the operations of its facilities. Potential future capital costs related to these regulations could be material, depending upon the final standards adopted by the US EPA.

National Ambient Air Quality Standards

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

       In December 2003, the US EPA proposed rules that would require states to revise their implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter. The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards. The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide. The proposed rule would affect 27 states, including Illinois. The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by 2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

       On March 10, 2005, the acting administrator of the US EPA signed the final Clean Air Interstate Rule. According to information provided by the US EPA, Phase I nitrogen oxides reductions would come into effect in 2009 rather than 2010. In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation. Midwest Generation has not had an opportunity to review the text of the final Clean Air Interstate Rule regulation. In addition, any additional obligations on Midwest Generation's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Illinois revises its state implementation plans. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or financial impacts resulting from required capital improvements or operational charges.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals.

Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. However, until the state implementation plans are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements

       On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations. In addition to the suits filed, the US EPA has issued a number of administrative Notices of Violation to electric utilities alleging NSR violations. Midwest Generation has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

       Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations. These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of the US EPA's proposed NSR reforms (discussed immediately below).

       On December 31, 2002, the US EPA finalized a rule to improve the NSR program. This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits. Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003. To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

       A federal district court, ruling on a lawsuit filed by the US EPA, found on August 7, 2003, that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary pre-construction permits. On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects. This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

       On October 27, 2003, the US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement" exclusion. This clearer definition of "routine maintenance, repair and replacement," would provide Midwest Generation greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements, and might mitigate the potential impact of the Ohio Edison decision. However, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to these same plants. Midwest Generation has provided responses to several portions of this request and, in cooperation with Commonwealth Edison, is obtaining the data necessary for the final response. Under date of February 1, 2005, the US EPA submitted a request for some additional information to Midwest Generation. Midwest Generation is currently collecting available information responsive to this request. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to Midwest Generation's facilities.

       Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by Midwest Generation to assess what implications, if any, they will have on the operation of its power plants or on Midwest Generation's results of operations or financial condition.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed NPDES permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement/entrainment may be required. Midwest Generation has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.

       After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, the Attorneys General for six states, a utility trade association and several individual electric power generating companies. These cases have been consolidated and transferred to the United States Court of Appeals for the Second Circuit. A briefing schedule has been established for the case and a decision is not expected until sometime in 2006. The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA. Although the Phase II rule could have a material impact on Midwest Generation's operations, Midwest Generation cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the aforementioned legal challenges which may affect the obligations imposed by the rule.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations. These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, Midwest Generation is not able to evaluate the potential impact of these proposals at this time.

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

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs. Midwest Generation has agreed to indemnify Commonwealth Edison for specified environmental liabilities. See "—Guarantees and Indemnities" for a discussion of this indemnity agreement.

Climate Change

       Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. As a result of Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on February 16, 2005.

       In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate change-related programs. The President's proposed program does not include mandatory reductions of greenhouse gas emissions. However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change. Thus, Midwest Generation may be affected by future federal or state legislation relating to greenhouse gas emissions reductions.

       In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. On September 3, 2003, the US EPA denied a petition by Massachusetts, Maine and Connecticut to compel the US EPA under the Clean Air Act to require the US EPA to establish a national ambient air quality standard for carbon dioxide. Since that time, 11 states and other entities have filed suits against the US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The D.C. Circuit has granted intervention requests from 10 states that support the US EPA's ruling. The D.C. Circuit has not yet ruled on this matter.

       On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City of New York and certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years. The defendants in these suits have filed motions to dismiss, which have not yet been ruled upon by the court. Midwest Generation has not been named as a defendant in these lawsuits.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to substantially reduce its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

Note 12. Lease Commitments

       Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily leased barges and railcars that have remaining terms which range from as short as 6 months to 15 years.

       At December 31, 2004, the future operating and lease financing commitments were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
2005	$16,097	$141,126
2006	14,418	184,940
2007	13,437	184,942
2008	11,767	184,930
2009	9,389	184,941
Thereafter	58,950	1,111,597

Total future commitments	$124,058	$1,992,476

Amount representing interest		(692,835)

Net commitments		$1,299,641

       Operating lease expense amounted to $17.0 million, $19.1 million and $18.2 million in 2004, 2003 and 2002, respectively.

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

Note 13. Related Party Transactions

Edison Mission Marketing & Trading Agreements

       Midwest Generation entered into a revolving credit agreement with Edison Mission Marketing & Trading, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, Edison Mission Marketing & Trading. The loans and letters of credit provide credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. As of December 31, 2004, Midwest Generation has provided Edison Mission Marketing & Trading $9.8 million, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $200 million.

       Midwest Generation entered into a Master Purchase, Sale and Services Agreement with Edison Mission Marketing & Trading effective March 23, 2001, pursuant to which Edison Mission Marketing & Trading arranges for purchases and sales of the following products, including services related thereto: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances.

       Midwest Generation compensates Edison Mission Marketing & Trading in accordance with the following table with respect to these transactions, and reimburses Edison Mission Marketing & Trading for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy	$.02/MWhr
Capacity	$.02/MW-day
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by Edison Mission Marketing & Trading were $1.8 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The amount due Midwest Generation from Edison Mission Marketing & Trading was $51.8 million and $41.3 million at December 31, 2004 and 2003, respectively.

       Midwest Generation also entered into several transactions through Edison Mission Marketing & Trading to sell surplus or purchase SO2 and NOx allowances to or from other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received was $26.1 million, $10.3 million and $5.0 million during 2004, 2003 and 2002, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the service fee for each of the years ended December 31, 2004, 2003 and 2002 was $1.1 million.

Notes Receivable from Edison Mission Energy

       Proceeds arising from the Powerton-Joliet sale-leaseback transaction were used by Midwest Generation to make a loan to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. At December 31, 2003, EME was obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. In addition to the four intercompany notes relating to the Powerton-Joliet sale-leaseback, Midwest Generation loaned EME $300 million from the sale-leaseback of the peaker power units. EME paid off the $300 million note in August 2002 in connection with Midwest Generation's repurchase of the peaker power units. Midwest Generation earned interest income of $113.2 million, $113.4 million and $118.9 million during 2004, 2003 and 2002, respectively.

Services Agreements with Edison Mission Energy and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2004, 2003 and 2002 were $138.1 million, $134.2 million and $124.7 million, respectively. Midwest Generation had a net payable at December 31, 2004 due to Edison International of $4.9 million related to these programs.

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

Agreements with Midwest Generation EME, LLC

Contribution of Services/Management and Administration Agreement

       Midwest Generation EME, LLC is Midwest Generation's indirect parent and provided executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $2.5 million, $10.6 million and $10.6 million for the first quarter of 2004 and the years ended December 31, 2003 and 2002, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying consolidated financial statements. In April 2004, Midwest Generation EME, LLC and Midwest Generation entered into a new Management and Administration Agreement pursuant to which

Midwest Generation EME, LLC began charging Midwest Generation for management and administrative services. Actual costs billable under this agreement for the year ended December 31, 2004 were $15.7 million.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME, LLC for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks Midwest Generation requests, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2004, 2003 and 2002 were $6.1 million, $6.3 million and $6.8 million, respectively.

       Midwest Generation had payables at December 31, 2004 and 2003 due to Midwest Generation EME, LLC of $2.6 million and $150 thousand, respectively, related to these agreements.

Note 14. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2004	2003	2002
Cash paid:
Interest	$261,057	$305,816	$342,535
Non-cash financing activities:
Reduction in affiliate debt due to tax-allocation agreement offset	$25,966	$—	$189,853
Reduction in affiliate debt and affiliate interest due to equity contribution as part of refinancing	$2,190,902	$—	$—

Note 15. Quarterly Financial Data (unaudited)

2004	First	Second		Third(i)		Fourth		Total
Operating revenues	$233,257	$224,143		$367,777		$232,587		$1,057,764
Operating income (loss)	1,127	(69,421	)(ii)	91,633	(iii)	(21,625	)(v)	1,714
Provision (benefit) for income taxes	(20,019)	(39,631	)(ii)	25,653	(iii)	(24,202	)(v)	(58,199)
Net income (loss)	(31,874)	(63,160	)(ii)	40,870	(iii)	(24,451	)(v)	(78,615)
2003	First	Second		Third(i)		Fourth		Total
Operating revenues	$209,898	$227,247		$424,555		$190,556		$1,052,256
Operating income (loss)	(41,622)	(1,021,322	)(iv)	183,742		(13,038)		(892,240)
Provision (benefit) for income taxes	(38,313)	(420,920	)(iv)	48,448		(26,160)		(436,945)
Income (loss) before accounting change	(61,369)	(658,101	)(iv)	77,218		(46,415)		(688,667)
Net income (loss)	(61,443)	(658,101	)(iv)	77,218		(46,415)		(688,741)

(i)
Reflects Midwest Generation's seasonal pattern, in which the majority of earnings are recorded in the third quarter of each year.

(ii)
Reflects a $64 million pre-tax ($39 million, after tax) loss on termination of the lease and other charges related to the Collins Station.

(iii)
Reflects asset impairment charge of $29 million pre-tax ($18 million, after tax) related to impairment of six of the eight remaining small peaking units in Illinois.

(iv)
Reflects asset impairment charge of $1.025 billion pre-tax ($625 million, after tax) required to write-down the carrying amount of the Collins Station and eight small peaking plants to their estimated fair value.

(v)
Reflects a $56 million pre-tax ($34 million, after tax) charge related to an estimate of possible future payments under a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999.

PART III

ITEM 10.    MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Midwest Generation's members elect the Board of Managers. The Board of Managers may appoint officers as Midwest Generation's business may require. Listed below are Midwest Generation's managers and executive officers and their positions as of March 1, 2005.

Name	Age	Position	Position Held Continuously Since
Georgia R. Nelson(1)	55	Manager and President	July 1999
John P. Finneran, Jr.	45	Manager and Vice President	April 2002
Kevin M. Smith(2)	46	Manager and Vice President	July 1999
Raymond W. Vickers	62	Manager	July 1999
John K. Deshong	51	Vice President	July 1999
Deborah A. Golden.	50	Vice President and General Counsel	August 2004
Fred W. McCluskey	45	Vice President	July 1999

(1)
Ms. Nelson will resign as manager and president of Midwest Generation, LLC, effective June 1, 2005.

(2)
Mr. Smith will retire as manager and vice president of Midwest Generation, LLC, effective April 1, 2005.

Business Experience

       Described below are the principal occupations and business activities of Midwest Generation's managers and executive officers for the past five years in addition to their positions indicated above.

       Ms. Nelson has been general manager, Americas Region of Edison Mission Energy since January 2002. Ms. Nelson has been senior vice president of Edison Mission Energy since January 1996 and has been president of Midwest Generation EME, LLC since May 1999. Ms. Nelson also serves as a director of Tower Automotive, Inc. and Cummins Inc.

       Mr. Finneran has been vice president and regional vice president of Finance, Americas Region of Edison Mission Energy since September 1999. From September 1998 to September 1999, Mr. Finneran was senior vice president of finance and treasurer of Richfood Holdings.

       Mr. Smith has been senior vice president and chief financial officer of Edison Mission Energy since May 1999. Mr. Smith has also served as treasurer of Edison Mission Energy from September 1992 to February 2000 and from May 2002 until June 2004.

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

       Mr. Deshong has been vice president of Tax of Edison Mission Energy since June 2000. From November 1998 until June 2000, Mr. Deshong served as regional vice president of Tax, Americas Region of Edison Mission Energy.

       Ms. Golden has been vice president of Edison Mission Energy and vice president and general counsel of Midwest Generation EME, LLC since August 2004. Prior to joining Edison Mission Energy,

Ms. Golden served as deputy general counsel to the governor of Illinois from January 2003 until July 2004, and served as assistant general counsel, State Regulatory Legal Affairs, for SBC from 1999 to 2001.

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

Code of Business Conduct and Ethics for Principal Officers

       Midwest Generation has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted under the heading "Corporate Governance" on the Internet website maintained by Midwest Generation's ultimate parent, Edison International, at www.edisoninvestor.com. Any amendment to or waiver from a provision of the Code of Business Conduct and Ethics that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within four business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

       Midwest Generation managers and officers receive compensation from EME or Edison International and receive no compensation from Midwest Generation. For information concerning the chief executive officer and four most highly paid executive officers, other than the chief executive officer, of EME and Edison International, see Item 11 of EME's Form 10-K for the year ended December 31, 2004 and the Summary Compensation Table in the Executive Compensation section of Edison International's Proxy Statement relating to its 2005 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

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

       For information concerning the number of equity securities of Edison International beneficially owned by all directors and executive officers of EME and Edison International, individually and as a group, see Item 12 of EME's Form 10-K for the year ended December 31, 2004 and the table entitled "Stock Ownership of Directors and Executive Officers" of Edison International's Proxy Statement relating to its 2005 Annual Meeting of Shareholders, respectively, which are incorporated by reference.

Changes in Control

       On April 27, 2004, EME entered into a new $98 million secured corporate credit agreement. The secured credit agreement matures on April 27, 2007. As security for its obligations under this credit agreement, EME pledged, among other things, its ownership interest in Midwest Generation EME, LLC, an indirect parent of Midwest Generation. During 2001, Mission Energy Holding Company issued $800 million of senior secured notes, which are secured by a security interest in EME's common stock. Any foreclosure on EME's pledge of ownership interests in Midwest Generation EME or Mission Energy Holding Company's pledge of EME's common stock would result in a change in control of Midwest Generation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

       The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2004 and December 31, 2003, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries ($000)
	2004	2003
Audit Fees	$368	$180
Audit Related Fees	—	—
Tax Fee	—	—

       The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The independent auditors must assure that all audit and non-audit services provided to Midwest Generation, LLC and its subsidiaries have been approved by the Edison International Audit Committee.

       During the fiscal year ended December 31, 2004, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	List of Financial Statements
		See Index to Consolidated Financial Statements at Item 8 of this report.
	(2)	List of Financial Statement Schedules
		Schedule II—Valuation and Qualifying Accounts

		All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto referenced in (a)(1) above.
(b)	Exhibits
Exhibit No.	Description
2.1	Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
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
4.1
Pass-Through Trust Agreement A, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series A Pass- Through Trust, and the issuance of 8.30% Pass-Through Certificates, Series A, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.2
Pass-Through Trust Agreement B, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series B Pass- Through Trust, and the issuance of 8.56% Pass-Through Certificates, Series B, incorporated by reference to Exhibit 4.2 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

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
10.2
Instrument of Assumption, dated as of December 15, 1999, by Midwest Generation, LLC in favor of Commonwealth Edison Company and Unicom Investment Inc., incorporated by reference to Exhibit 10.91 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3
Pledge Agreement, dated as of August 17, 2000, between Midwest Generation, LLC and Citibank, N.A., incorporated by reference to Exhibit 10.105 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3.1
Schedule identifying substantially identical agreements to the Pledge Agreement constituting Exhibit 10.3 hereto, incorporated by reference to Exhibit 10.105.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.4
Indenture, dated as of April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and The Bank of New York, as Trustee incorporated by reference to Exhibit 4.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.5
Registration Rights Agreement, dated April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers incorporated by reference to Exhibit 4.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.6
Credit Agreement, dated as of April 27, 2004 among Midwest Generation, LLC, the Lenders referred to therein, the Issuing Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto incorporated by reference to Exhibit 4.3 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.7
Collateral Trust Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Pledgors from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, The Bank of New York, as Trustee, and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.8
Security Agreement, dated as of April 27, 2004, between Midwest Generation, LLC and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.

10.9
Pledge Agreement, dated as of April 27, 2004, between Midwest Generation EME, LLC and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.6 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.10
Pledge Agreement, dated as of April 27, 2004, between Edison Mission Midwest Holdings Co. and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.7 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.11
Security Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.8 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.12
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Joliet No. 9—Station No. 6 and Joliet Peaking Unit) incorporated by reference to Exhibit 4.9 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.13
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC and Chicago Title Land Trust Company to Wilmington Trust Company, as Collateral Trustee (Will County Facility) incorporated by reference to Exhibit 4.10 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.14
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Calumet Facility) incorporated by reference to Exhibit 4.11 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.14.1
Schedule identifying substantially identical agreements to Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement constituting Exhibit 4.17 hereto incorporated by reference to Exhibit 4.11.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.15
Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
10.16
Amended and Restated Master Purchase, Sale and Services Agreement, entered into on April 27, 2004, between Midwest Generation, LLC and Edison Mission Marketing & Trading, Inc incorporated by reference to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.17
Support Services Agreement, dated as of August 7, 2000, between Midwest Generation, LLC and Midwest Generation EME, LLC incorporated by reference to Exhibit 10.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.18
Management and Administration Agreement, effective as of April 27, 2004, between Midwest Generation, LLC and Midwest Generation EME, LLC incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.

10.19
Revolving Credit Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC, as Lender incorporated by reference to Exhibit 10.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
21	List of Subsidiaries of Midwest Generation, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Statement Pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith

**
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ KEVIN M. SMITH Kevin M. Smith Manager and Vice President
Date:	March 14, 2005

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGIA R. NELSON Georgia R. Nelson	Manager and President (Principal Executive Officer)	March 14, 2005
/s/ KEVIN M. SMITH Kevin M. Smith	Manager and Vice President (Principal Financial Officer)	March 14, 2005
/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr.	Manager and Vice President (Principal Financial Officer)	March 14, 2005
/s/ MARK C. CLARKE Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 14, 2005
/s/ RAYMOND W. VICKERS Raymond W. Vickers	Manager	March 14, 2005

SCHEDULE II

MIDWEST GENERATION, LLC
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2004
Allowance for doubtful accounts	$—	—	—	—	$—
Year Ended December 31, 2003
Allowance for doubtful accounts	$4,269	—	—	4,269	$—
Year Ended December 31, 2002
Allowance for doubtful accounts	$4,269	—	—	—	$4,269

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
MIDWEST GENERATION, LLC REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands)
PART III
  ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
  SCHEDULE II
MIDWEST GENERATION, LLC VALUATION AND QUALIFYING ACCOUNTS (In thousands)