Form 10-Q
period 2005-03-31
MIDWEST GENERATION LLC
filed 2005-05-09
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        Number of units outstanding of the registrant's Membership Interests as of May 9, 2005: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I—Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
PART II—Other Information
Item 6.	Exhibits	34
	Signatures	35

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Revenues
Energy and capacity revenues from marketing affiliate	$335,243	$137,533
Energy revenues	—	71,723
Capacity revenues	—	25,688
Loss from price risk management	(10,319)	(1,687)

Total operating revenues	324,924	233,257

Operating Expenses
Fuel	98,840	116,356
Plant operations	84,095	71,006
Depreciation and amortization	35,430	36,636
Administrative and general	2,424	8,132

Total operating expenses	220,789	232,130

Operating income	104,135	1,127

Other Income (Expense)
Interest and other income	28,427	28,202
Interest expense	(53,327)	(81,222)

Total other expense	(24,900)	(53,020)

Income (loss) before income taxes	79,235	(51,893)
Provision (benefit) for income taxes	31,077	(20,019)

Net Income (Loss)	$48,158	$(31,874)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2005	2004
Net Income (Loss)	$48,158	$(31,874)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $35,238 and $23,108 for the three months ended March 31, 2005 and 2004, respectively	(55,142)	(36,678)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $1,688 and $(4,684) for the three months ended March 31, 2005 and 2004, respectively	(2,642)	7,440

Other comprehensive loss	(57,784)	(29,238)

Comprehensive Loss	$(9,626)	$(61,112)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$167,538	$156,154
Short-term investments	—	20,000
Accounts receivable	—	32,210
Due from affiliates	113,072	58,795
Fuel inventory	46,202	40,182
Spare parts inventory	17,695	17,726
Interest receivable from affiliate	27,966	56,282
Assets under price risk management	12,723	20,543
Other current assets	4,193	9,493

Total current assets	389,389	411,385

Property, Plant and Equipment	4,225,146	4,216,464
Less accumulated depreciation	783,382	747,952

Net property, plant and equipment	3,441,764	3,468,512

Notes receivable from affiliate	1,405,994	1,373,567
Deferred taxes	390,176	384,325
Other assets	44,529	45,707

Total Assets	$5,671,852	$5,683,496

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$21,564	$17,833
Accrued liabilities	72,016	73,267
Due to affiliates	4,536	17,330
Interest payable	63,015	65,010
Liabilities under price risk management	113,487	16,393
Current maturities of long-term obligations	7,000	7,000
Current portion of lease financing	100,610	54,953

Total current liabilities	382,228	251,786

Lease financing, net of current portion	1,193,901	1,244,688
Long-term obligations	1,638,248	1,660,518
Benefit plans and other long-term liabilities	166,238	164,082

Total Liabilities	3,380,615	3,321,074

Commitments and Contingencies (Note 5)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,434,488	3,434,488
Accumulated deficit	(1,090,908)	(1,077,507)
Accumulated other comprehensive income (loss)	(52,343)	5,441

Total Member's Equity	2,291,237	2,362,422

Total Liabilities and Member's Equity	$5,671,852	$5,683,496

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities
Income (loss)	$48,158	$(31,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,435	36,636
Non-cash contribution of services	—	2,453
Deferred taxes	(5,850)	(36,904)
Decrease in accounts receivable	32,210	7,957
Decrease (increase) in due to/from affiliates	(67,071)	6,491
Decrease (increase) in inventory	(5,989)	14,352
Decrease in interest receivable from affiliate	28,316	28,349
Decrease in other current assets	5,300	4,260
Increase (decrease) in accounts payable	3,731	(22,223)
Decrease in accrued liabilities	(1,251)	(5,432)
Decrease in interest payable	(1,995)	(20,630)
Increase in other liabilities	2,156	3,081
Increase in net liabilities under price risk management	47,129	20,265

Net cash provided by operating activities	121,279	6,781

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	—	20,000
Repayments to subordinated long-term debt with affiliate	—	(20,000)
Borrowings from subordinated revolving line of credit with affiliate	—	40,667
Repayment of long-term debt	(22,270)	—
Cash dividend to parent	(61,560)	—
Repayment of capital lease obligation	(5,129)	(4,787)
Financing costs	—	(5,474)

Net cash provided by (used in) financing activities	(88,959)	30,406

Cash Flows From Investing Activities
Capital expenditures	(8,682)	(9,693)
Decrease (increase) in restricted cash	173	—
Sale of short-term investments	20,000	—
Loan to affiliate	(41,670)	—
Repayment of loan from affiliate	9,243	788

Net cash used in investing activities	(20,936)	(8,905)

Net increase in cash and cash equivalents	11,384	28,282
Cash and cash equivalents at beginning of period	156,154	36,535

Cash and cash equivalents at end of period	$167,538	$64,817

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Dollars in thousands; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

        Midwest Generation, LLC's (Midwest Generation's) significant accounting policies are described in Note 2 to its financial statements as of December 31, 2004 and 2003, included in its annual report on Form 10-K for the year ended December 31, 2004. Midwest Generation follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$5,441	$5,441
Current period change	(57,784)	(57,784)

Balance at March 31, 2005	$(52,343)	$(52,343)

        Unrealized losses on cash flow hedges at March 31, 2005 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are greater than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, $49.7 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $0.2 million and $2.6 million during the first quarters of 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in loss from price risk management in the consolidated income statement.

Note 3. Employee Benefit Plans

Pension Plan

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $8.8 million to its pension plans in 2005. As of March 31, 2005, $205 thousand in contributions have been made. Midwest Generation anticipates that it will make most of its contributions in the third quarter and that its original expectation will be met by year-end 2005.

        Components of pension expense are:

	Three Months Ended March 31,
	2005	2004
Service cost	$3,419	$2,945
Interest cost	973	738
Expected return on plan assets	(750)	(579)
Net amortization and deferral	173	—

Total expense	$3,815	$3,104

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $44 thousand to its postretirement benefits other than pensions in 2005. As of March 31, 2005, $11 thousand in contributions have been made. Midwest Generation anticipates that its original expectation will be met by year-end 2005.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2005	2004
Service cost	$176	$166
Interest cost	280	290
Amortization of unrecognized prior service costs	(179)	(195)
Amortization of unrecognized loss	97	124

Total expense	$374	$385

Note 4. Refinancing

        On April 18, 2005, Midwest Generation completed a refinancing of indebtedness. The refinancing was effected through the amendment and restatement of Midwest Generation's existing credit facility, originally entered into April 27, 2004. The existing credit facility had provided for a $700 million first priority secured institutional term loan due in 2011 and a $200 million first priority secured revolving credit, working capital facility due in 2009.

        The refinancing consisted of, among other things, a repricing of Midwest Generation's existing loan and a new $300 million revolving credit, working capital facility due in 2011. The previously existing $200 million working capital facility remains in place. Midwest Generation drew in full upon the new $300 million working capital facility at closing and used the proceeds to pay down an equivalent portion of the existing term loan. After giving effect to the paydown, the term loan carries a lower interest rate of LIBOR + 2%. The maturity date of the repriced term loan remains 2011. The new working capital facility, together with the existing working capital facility, shares first lien priority with the repriced term loan. The new working capital facility carries an interest rate of LIBOR + 2.25%. The maturity date of the new working capital facility is 2011; however, the lenders can request to be fully repaid in 2010.

        On the day after the closing of the refinancing transaction, Midwest Generation's indirect parent, Edison Mission Energy (EME), contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation has $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of April 18, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, Midwest Generation is permitted to distribute the remaining 25% of excess cash flow until the amount so distributed totals the $300 million equity contribution (made on April 19, 2005). Furthermore, Midwest Generation is required to make a concurrent offer to repay debt in an amount equal to one-third of any distribution over the portion of such distribution allocated to the equity contribution.

Note 5. Commitments and Contingencies

Capital Improvements

        At March 31, 2005, Midwest Generation had firm commitments to spend approximately $17.2 million on capital expenditures during the remainder of 2005, primarily for component replacement projects. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first three months of 2005. These additional commitments are currently estimated to be $8.2 million for 2005, $7.5 million for 2006, $24.0 million for 2007, $25.2 million for 2008, and $52.8 million for 2009.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first three months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $15.8 million for 2005, $15.2 million for 2006, $37.8 million for 2007, $37.3 million for 2008, and $74.5 million for 2009.

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

Guarantees and Indemnities

Tax Indemnity Agreement

        In connection with the sale-leaseback transactions related to the Collins Station and the Powerton and Joliet Stations, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2005. Midwest Generation has recorded a $67.9 million liability at March 31, 2005 related to this matter.

        The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

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

        With respect to the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued $2.3 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. There can be no assurance the existence or extent of all contamination at Midwest Generation's sites has been fully identified, or that the activities at the Illinois Plants or any other facilities identified in the future may not result in additional environmental claims being asserted against Midwest Generation or additional investigations or remedial actions being required. See "Note 11. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 6. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2005	2004
Cash paid for interest	$54,311	$101,845
Non-cash financing—reduction in affiliate debt due to tax-allocation agreement offset	$—	$25,966

Note 7. New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. Midwest Generation is currently evaluating the impact of FIN 46(R)-5, but does not believe it will change Midwest Generation's previous determination under FIN 46R. The guidance of FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, Midwest Generation does not expect the allocated benefit to have a material impact on its consolidated financial statements. Midwest Generation is evaluating the effect that the tax deduction will have in years subsequent to 2005.

Statement of Financial Accounting Standard Interpretation No. 47

        In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. Midwest Generation is required to adopt FIN 47 by the end of 2005. Midwest Generation is currently assessing the impact of FIN 47 on its results of operations and financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements. These statements reflect Midwest Generation, LLC's (Midwest Generation's) current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future developments. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, include:

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

  •
  the cost and availability of fuel, fuel transportation services, transmission services, and required emission allowances; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Certain of the risk factors listed above are discussed in more detail in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004. Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business.

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2004, and as compared to the first quarter ended March 31, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

        The MD&A presents a discussion of Midwest Generation's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

        As of March 31, 2005, Midwest Generation owned or leased 5,876 megawatts (MW) of operating power plants consisting of the following:

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

Expiration of the Exelon Power Purchase Agreements and Wholesale Energy Prices

        The five-year power purchase agreements between Midwest Generation and Exelon Generation Company expired on December 31, 2004 and, accordingly, beginning January 1, 2005, all of the output from the Illinois Plants is considered merchant generation. In 2004, approximately 53% of the energy and capacity sales from the Illinois Plants were to Exelon Generation under the power purchase agreements.

        The Exelon Generation power purchase agreement for coal-fired units was structured to provide significant capacity payments and lower energy payments which were primarily designed to reimburse the cost of production. The agreement also provided for substantial capacity payments during the summer months. In the current wholesale energy market, energy prices are substantially higher than the energy prices previously set forth in the agreement, but capacity payments are, and are expected to remain, substantially lower. As a result, the composition of Midwest Generation's revenues is expected to be significantly different in 2005 compared to 2004. Midwest Generation's merchant generation is subject to significant volatility as described further in "Market Risk Exposures—Commodity Price Risk."

        Wholesale energy prices have increased substantially in 2005 from the comparable market prices in 2004 driven largely by increases in the market price of natural gas and oil. The average market price during the first quarter of 2005 at the Northern Illinois Hub (related to the Illinois Plants) increased to $39.68 per MWhr compared to the 24-hour average market price at "Into ComEd" of $29.51 per MWhr during the first quarter of 2004.

Overview of Midwest Generation's First Quarter Operating Performance

        Midwest Generation's net income for the first quarter of 2005 was $48 million compared to a net loss of $32 million for the first quarter of 2004. The increase in earnings was primarily attributable to:

  •
  An increase in average realized price of merchant generation related to the coal-fired units to $38.94 per MWhr in the first quarter of 2005 from $28.90 per MWhr in the first quarter of 2004.

  •
  An increase in average realized price of merchant generation to $38.94 per MWhr in the first quarter of 2005 from $17.64 per MWhr received in the first quarter of 2004 under the power purchase agreement for coal-fired units with Exelon Generation. The increase in energy revenues was partially offset by lower capacity payments received under this agreement.

  •
  An increase in generation to 8,394 GWhrs during the first quarter of 2005, compared to 7,768 GWhrs during the first quarter of 2004 when a portion of Midwest Generation's power was sold under the power purchase agreement for coal-fired units with Exelon Generation.

        Average realized energy prices for power improved in the first quarter of 2005 compared to the corresponding period of 2004, driven primarily by natural gas prices and the elimination of lower contract energy prices set forth in the Exelon Generation power purchase agreements. The average realized energy price of power sold from Midwest Generation's coal-fired plants was $38.94 per MWhr during the first quarter of 2005, compared to $24.52 per MWhr during the first quarter of 2004.

        Midwest Generation had a reduction in fuel expenses of approximately $30 million in the first quarter of 2005, compared to the corresponding period of 2004, related to the cessation of operations at the Collins Station. The reduction was partially offset by increased coal costs of approximately $12 million from higher generation and higher coal prices.

        Midwest Generation incurred lower interest expense in the first quarter of 2005, compared to the first quarter of 2004, due to lower interest costs on its debt incurred in April 2004 compared to the intercompany debt in place during the first quarter of 2004, and due to the elimination of interest expense related to the Collins Station lease that was terminated in April 2004.

Financing Activities

        On April 18, 2005, Midwest Generation completed a refinancing of indebtedness. The refinancing consisted of, among other things, a repricing of its existing term loan and a new $300 million revolving credit, working capital facility due in 2011. The previously existing $200 million working capital facility remains in place. After giving effect to a paydown of $300 million, the term loan carries a lower interest rate of LIBOR + 2%. The maturity date of the repriced term loan remains 2011. The new working capital facility, together with the existing working capital facility, shares first lien priority with the repriced term loan. The new working capital facility carries an interest rate of LIBOR + 2.25%. The maturity date of the new working capital facility is 2011; however, the lenders can request to be fully repaid in 2010.

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation has $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. See "Liquidity and Capital Resources—Financing Developments" for further discussion.

Critical Accounting Estimates

        For a discussion of Midwest Generation's critical accounting estimates, refer to "Critical Accounting Estimates" on page 27 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

        This section discusses results for the first quarters of 2005 and 2004 and the effect of new accounting pronouncements on Midwest Generation's consolidated financial statements. As discussed further below, Midwest Generation has been selling a significant portion of its energy into wholesale power markets through an energy services agreement with Edison Mission Marketing & Trading. Under this energy services agreement, Edison Mission Marketing & Trading enters into forward contracts with third parties and back-to-back power purchases from Midwest Generation on the same terms. For a description of the energy services agreement, see "Related Party Transactions" on page 35 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2005	2004
Revenues (in millions)
Energy	$328	$209
Capacity	7	26
Loss from price risk management	(10)	(2)

Total operating revenues	$325	$233

Statistics
Generation (in GWhr):
Merchant	8,394	4,746
Power purchase agreement	—	3,022

Total coal-fired generation	8,394	7,768

Equivalent Availability(1)	80.2%	82.5%
Forced outage rate(2)	8.0%	5.9%
Average realized energy price/MWhr:
Merchant	$38.94	$28.90
Power purchase agreement	$—	$17.64
All coal-fired generation	$38.94	$24.52

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shut down. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Midwest Generation generally refers to unplanned maintenance as a forced outage.

Operating Revenues

        Operating revenues increased $91.7 million for the first quarter of 2005, compared to the first quarter of 2004 primarily due to higher average realized energy prices and increased generation.

Average realized energy prices for power improved over 2004 driven largely by natural gas prices and the elimination of sales to Exelon Generation under power purchase agreements with lower contract energy prices. The average realized energy price of power sold from the Midwest Generation coal-fired plants in the first quarter of 2005 was $14.42 per MWhr higher compared to the corresponding period of 2004. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

        Losses from price risk management increased $8.6 million for the first quarter of 2005, compared to the first quarter of 2004. The 2005 losses were primarily related to losses on power contracts, power swaps and financial transmission rights that did not qualify for hedge accounting under SFAS No. 133. However, these losses are expected to be offset by energy revenue recognized at market prices from the contracts that are scheduled to settle during 2005. The 2004 losses primarily represent the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133. Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $0.2 million and $2.6 million during the first quarters of 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was primarily attributable to differences in energy prices between "Into ComEd" and delivery points outside "Into ComEd" in 2004 and differences in energy prices between the aggregate Midwest Generation unit price and other delivery points in 2005.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year.

Operating Expenses

        Operating expenses decreased $11.3 million in the first quarter ended March 31, 2005, compared to the corresponding period of 2004. Operating expenses consist of fuel, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $17.5 million in the first quarter ended March 31, 2005, compared to the corresponding period of 2004. The decrease was primarily attributable to a reduction in fuel expenses of approximately $30.2 million related to the cessation of operations at the Collins Station in late 2004, partially offset by increased coal costs of approximately $12.4 million from higher generation and higher coal prices.

        Plant operations expenses increased $13.1 million for the first quarter ended March 31, 2005, compared to the corresponding period of 2004. The increase was primarily due to higher plant overhaul expenses and lower property taxes related to the Collins Station.

        Depreciation and amortization expense decreased $1.2 million in the first quarter ended March 31, 2005, compared to the corresponding period of 2004. The decrease was primarily attributable to the elimination of depreciation on the portion of the Collins Station that has been decommissioned and the peaking units as a result of impairment charges recorded in September 2004.

        Administrative and general expenses decreased $5.7 million in the first quarter of 2005, compared to the corresponding period of 2004. The decrease is primarily due to $2.2 million of restructuring costs incurred in the first quarter of 2004 with no comparable costs in 2005. In addition, shared management and administrative costs are $1.6 million lower in 2005 compared to 2004.

Other Income (Expense)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Interest income and other expense	$147	$(114)
Interest income from affiliate	28,280	28,316
Interest expense	(53,327)	(30,065)
Interest expense to affiliate	—	(51,157)

Total other expense	$(24,900)	$(53,020)

        Interest expense increased $23.3 million in the first quarter of 2005, compared to the first quarter of 2004. Interest expense in 2005 primarily relates to the debt issued by Midwest Generation in April 2004 and the lease financings of the Powerton and Joliet Stations. Interest expense in 2004 relates to the lease financings of the Collins, Powerton and Joliet Stations.

        Interest expense to affiliate in 2004 related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The loans were settled and terminated in April 2004. As a result, Midwest Generation no longer incurs intercompany interest costs related to this debt.

Provision (Benefit) For Income Taxes

        Midwest Generation had an effective income tax provision (benefit) rates during the first three months of 2005 and 2004 of 39.2% and (38.6%), respectively. The effective income tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. Midwest Generation is currently evaluating the impact of FIN 46(R)-5, but does not believe it will change Midwest Generation's previous determination under FIN 46R. The guidance of FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs

Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, Midwest Generation does not expect the allocated benefit to have a material impact on its consolidated financial statements. Midwest Generation is evaluating the effect that the tax deduction will have in years subsequent to 2005.

Statement of Financial Accounting Standard Interpretation No. 47

        In March 2005, the FASB issued Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. Midwest Generation is required to adopt FIN 47 by the end of 2005. Midwest Generation is currently assessing the impact of FIN 47 on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

Financing Developments

        On April 18, 2005, Midwest Generation completed a refinancing of indebtedness. The refinancing was effected through the amendment and restatement of Midwest Generation's existing credit facility, originally entered into April 27, 2004. The existing credit facility had provided for a $700 million first priority secured institutional term loan due in 2011 and a $200 million first priority secured revolving credit, working capital facility due in 2009.

        The refinancing consisted of, among other things, a repricing of Midwest Generation's existing term loan and a new $300 million revolving credit, working capital facility due in 2011. The previously existing $200 million working capital facility remains in place. Midwest Generation drew in full upon the new $300 million working capital facility at closing and used the proceeds to pay down an equivalent portion of the existing term loan. After giving effect to the paydown, the term loan carries a lower interest rate of LIBOR + 2%. The maturity date of the repriced term loan remains 2011. The new working capital facility, together with the existing working capital facility, shares first lien priority with the repriced term loan. The new working capital facility carries an interest rate of LIBOR + 2.25%. The maturity date of the new working capital facility is 2011; however, the lenders can request to be fully repaid in 2010.

        On the day after the closing of the refinancing transaction, Midwest Generation's indirect parent, EME, contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation has $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of April 18, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, Midwest Generation is permitted to distribute the remaining 25% of excess cash flow until the amount so distributed totals the $300 million equity contribution (made on April 19, 2005). Furthermore, Midwest

Generation is required to make a concurrent offer to repay debt in an amount equal to one-third of any distribution over the portion of such distribution allocated to the equity contribution.

Consolidated Cash Flow

        At March 31, 2005, Midwest Generation had cash and cash equivalents of $167.5 million, compared to $156.2 million at December 31, 2004. Net working capital at March 31, 2005 was $7.2 million, compared to $159.6 million at December 31, 2004. The decline in working capital was primarily the result of a $97.1 million increase in liabilities under price risk management related to electricity contracts and a $45.7 million increase in current year payments due under the lease financing.

        Net cash provided by operating activities increased $114.5 million in the first quarter of 2005, compared to the corresponding period of 2004. The increase was primarily due to income in 2005 versus losses in 2004 and the timing of cash receipts and disbursements relating to working capital items.

        Net cash used in financing activities was $88.9 million in the first quarter of 2005, compared to net cash provided by financing activities of $30.4 million in the corresponding period of 2004. In the first quarter of 2005, Midwest Generation paid a $61.6 million dividend to its parent and repaid $22.3 million of long-term debt. In the first quarter of 2004, Midwest Generation borrowed $40.7 million on its subordinated revolving line of credit with affiliate to pay for interest owed on its affiliate loan.

        Net cash used in investing activities increased $12.0 million in the first quarter of 2005, compared to the corresponding period of 2004. The 2005 increase was primarily due to additional net loan advances of $33.3 million to Edison Mission Marketing & Trading for credit support under the revolving credit agreement, partially offset by the sale of $20.0 million of auction rate security investments.

        Midwest Generation's principal sources of liquidity are cash on hand, $500 million of available credit under two working capital facilities, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

        Midwest Generation plans to spend approximately $44.2 million in the final three quarters of 2005 and $8.0 million and $11.3 million in 2006 and 2007, respectively, for capital expenditures. Included in the planned spending above is $5.8 million in 2005 primarily related to environmental improvements at Will County Units 1 and 2 and $0.6 million in 2006 related to environmental improvements at the Powerton Station. Non-environmental expenditures will relate to projects such as upgrades to dust collection/mitigation systems and component replacement projects. These capital expenditures are planned to be financed by cash generated from operations.

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

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, its credit agreement requires that it be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as defined in the credit agreement). During the twelve months ended March 31, 2005, the interest coverage ratio was 3.15 to 1 (computed on a pro forma basis assuming the credit agreement had been in existence for a twelve-month period).

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended March 31, 2005, the secured leverage ratio was 4.24 to 1.

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

        In January 2005, Midwest Generation made a distribution of $62 million and, as required under its credit agreement, Midwest Generation offered to prepay $20 million of the term loan, of which $5 million was accepted by certain lenders and repaid on January 24, 2005. Midwest Generation subsequently made a voluntary prepayment, as provided under the credit agreement, of $15 million on January 28, 2005. In April 2005, Midwest Generation made an additional distribution of $109 million.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation, LLC and Edison Mission Marketing & Trading are as follows:

	Moody's Rating	S&P Rating
Edison Mission Energy	B1	B+
Midwest Generation, LLC:
First priority senior secured rating	Ba3	BB-
Second priority senior secured rating	B1	B
Edison Mission Marketing & Trading	Not Rated	B+

        On March 17, 2005, Standard & Poor's raised Midwest Generation's corporate credit rating to B+ from B. At the same time, Standard & Poor's raised its ratings on Midwest Generation's first priority senior secured debt (to BB- from B+), and its subsidiary Midwest Finance Corp.'s second priority senior secured debt (to B from B-). Standard & Poor's also increased its credit rating on EME (corporate credit rating to B+ from B), on Edison Mission Marketing & Trading's credit rating to B+ from B and on Midwest Generation's secured lease obligation bonds, guaranteed by EME (to B+ from B).

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

Credit Rating of Edison Mission Marketing & Trading

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, historically, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. Midwest Generation provides credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. Midwest Generation is expected to have cash on hand and $500 million of working capital facilities that can be used to provide credit support for forward contracts entered into on behalf of the Illinois Plants. As of April 18, 2005, $4.6 million was outstanding under these facilities.

        As of March 31, 2005, Midwest Generation had $43.1 million recorded as a receivable from Edison Mission Marketing & Trading, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first three months of 2005. These additional commitments are currently estimated to be $8.2 million for 2005, $7.5 million for 2006, $24.0 million for 2007, $25.2 million for 2008, and $52.8 million for 2009.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first three months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $15.8 million for 2005, $15.2 million for 2006, $37.8 million for 2007, $37.3 million for 2008, and $74.5 million for 2009.

Off-Balance Sheet Transactions

        For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" on page 49 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" on page 49 of Midwest Generation's annual report on Form 10-K for the year ended

December 31, 2004. There have been no other significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of its annual report, except as follows:

        On March 15, 2005, the US EPA issued the first-ever federal rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule (CAMR) creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual cap is 38 tons and emissions will be reduced by taking advantage of "co-benefit" reductions; that is, mercury reductions achieved by reducing sulfur dioxide and nitrogen oxides emissions under the Clean Air Interstate Rule. In the second phase, due in 2018, coal-fired power plants will be subject to a second annual cap, which will reduce emissions to 15 tons upon full implementation. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

        Litigation has already been filed challenging the US EPA's decision to withdraw its previous finding that mercury emissions from coal-fired electric generating units were required to be regulated pursuant to Section 112 of the federal Clean Air Act, which would have required technology-based limitations on mercury emissions. It is expected that litigation will be filed to challenge the CAMR once this rule is published in the Federal Register. As a result of the anticipated litigation, the CAMR rules may change in terms of substance and currently proposed timetables.

        Because the mercury state implementation plans are not due until October 31, 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because Midwest Generation cannot predict the outcome of the expected legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this legislation currently cannot be assessed. Midwest Generation's approach to meeting these obligations will continue to be based upon on ongoing assessment of the federal requirements and market conditions.

MARKET RISK EXPOSURES

Introduction

        As discussed further below, Midwest Generation has been selling a significant portion of its energy into wholesale power markets. Midwest Generation's primary market risk exposures arise from fluctuations in electricity, capacity and fuel prices, emission allowances, transmission rights and interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview; Critical Accounting Estimates" and "Liquidity and Capital Resources—Credit Ratings" for a discussion of market developments and their impact on Midwest Generation's credit and the credit of its counterparties.

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

Commodity Price Risk

Overview

        Midwest Generation's revenues and results of operations of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in PJM. Among the factors that influence the price of power in PJM are:

  •
  prevailing market prices for coal, natural gas and fuel oil, and associated transportation costs;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities;

  •
  transmission congestion in and to PJM;

  •
  the market structure rules to be established for, and regulatory developments affecting, PJM;

  •
  the cost and availability of emission credits or allowances;

  •
  the availability, reliability and operation of nuclear generating plants, where applicable, and the extended operation of nuclear generating plants beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in PJM from time to time; and

  •
  the rate of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

        A discussion of commodity price risk for the Illinois Plants is set forth below.

Energy Price Risk—Introduction

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

Hedging Strategy

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

Pre-2005 Merchant Sales

        Energy generated at the Illinois Plants was historically sold under three power purchase agreements between Midwest Generation and Exelon Generation Company, under which Exelon Generation was obligated to make capacity payments for the plants under contract and energy payments for the energy produced by these plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999. The capacity payments provided the units under contract with revenue for fixed charges, and the energy payments compensated those units for all, or a portion of, variable costs of production. The three power purchase agreements with Exelon Generation had all been terminated by December 31, 2004.

        To the extent that energy and capacity from the Illinois Plants was not sold under the power purchase agreements with Exelon Generation, it was sold on a wholesale basis through a combination of bilateral agreements, forward energy sales and spot market sales. Approximately 60% of the energy and capacity sales from the Illinois Plants in the first quarter of 2004 were made on a wholesale basis outside of the power purchase agreements.

        Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." During this period, the most liquid over-the-counter markets in the Midwest region were for sales into the control area of Cinergy (which, as of April 1, 2005, became a locational marginal pricing location in the Midwest Independent Transmission System Operator, or MISO) and, to a lesser extent, for sales into the control areas of Commonwealth Edison and American Electric Power, referred to as "Into ComEd" and "Into AEP," respectively. "Into ComEd" and "Into AEP" were bilateral markets for the sale or purchase of electrical energy for future delivery. Due to geographic proximity, "Into ComEd" was the primary market for Midwest Generation.

        Effective May 1, 2004, the transmission system of Commonwealth Edison was placed under the control of PJM as the Northern Illinois control area, and on October 1, 2004, the transmission system of AEP was integrated into PJM, which linked eastern PJM and the Northern Illinois control areas of the PJM system and improved access from the Illinois Plants into the broader PJM market. Under the PJM tariff, Midwest Generation is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers located within the PJM system.

        Following the expansion of the PJM system described above, sales of electricity from the Illinois Plants have been made on the basis of bilateral and spot sales into PJM, with spot sales being based on locational marginal pricing. These sales into the expanded PJM, the primary market currently available to the Illinois Plants, replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." See "Regulatory Matters" in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of developments regarding

Commonwealth Edison's joining PJM, and "—Basis Risk" below for a discussion of locational marginal pricing.

2005 Merchant Sales

        Beginning on January 1, 2005, electric power generated at the Illinois Plants is sold under bilateral arrangements with domestic utilities and power marketers pursuant to transactions which generally have terms of two years or less, or to the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the new expanded western PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub for the first three months of 2005.

24-Hour Northern Illinois Hub Historical Energy Prices*
January	$38.36
February	34.92
March	45.75

Quarterly Average	$39.68

*
Energy prices calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM. There is no direct comparison for the same months in 2004.

        For comparison with 2004, the following table depicts the average historical market prices for energy per megawatt-hour "Into ComEd" for the first three months of 2004. See discussion under "—Pre-2005 Merchant Sales" above for further discussion regarding the replacement of sales "Into ComEd" with sales into the expanded PJM.

	Into ComEd*
Historical Energy Prices
	On-Peak(1)	Off-Peak(1)	24-Hr
January	$43.30	$15.18	$27.88
February	43.05	18.85	29.98
March	40.38	21.15	30.66

Quarterly Average	$42.25	$18.39	$29.51

(1)
On-peak refers to the hours of the day between 6:00 a.m. and 10:00 p.m. Monday through Friday, excluding North American Electric Reliability Council (NERC) holidays. All other hours of the week are referred to as off-peak.

*
Source: Energy prices were determined by obtaining broker quotes and other public price sources, for "Into ComEd" delivery points.

        Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand which is affected by weather and economic growth, plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Illinois Plants into these markets may vary materially from the forward market prices set forth in the table below.

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2005:

24-Hour Northern Illinois Hub Forward Energy Prices*
2005
April	$38.72
May	37.89
June	40.68
July	49.00
August	50.20
September	38.38
October	35.36
November	36.78
December	39.27
2006 Calendar "strip"(1)	$41.49

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and other public sources for the Northern Illinois Hub delivery point.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at March 31, 2005:

	2005	2006
Megawatt hours	12,550,055	1,641,654
Average price/MWhr(1)	$38.58	$35.84

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

Basis Risk

        Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices at the busbars of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into forward contracts at the individual plant busbars. A liquid market does exist for a delivery point known as the Northern Illinois Hub. Midwest Generation's price risk management activities use these delivery points to enter into forward contracts. Midwest Generation's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties under such forward contracts at designated delivery points (generally the Northern Illinois Hub) less the cost of purchasing power at spot prices at the same designated delivery points to fulfill obligations under such forward contracts.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is impacted by transmission constraints. During the past 12 months, transmission congestion in PJM has not resulted in prices at the Northern Illinois Hub being significantly different from those at the individual busbars of the Illinois Plants.

Coal Price Risk

        The Illinois Plants use approximately 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements ranging from one year to six years in length. The following table summarizes the percent of expected coal requirements by year that are under contract at March 31, 2005.

	2005	2006	2007	2008	2009	2010
Percent of coal requirements under contract	91%	73%	54%	29%	29%	29%

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. The price of the Powder River Basin coal at the mine with 8,800 Btu content and 0.8 sulfur dioxide (SO2) MMBtu content for delivery in the remaining three quarters of 2005 has fluctuated between $6.37 per ton and $7.99 per ton in the twelve-month period ended March 31, 2005, with a price of $7.26 per ton at March 31, 2005.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands). The change in fair value of electricity contracts at March 31, 2005 as compared to December 31, 2004 is attributable to the increase in average market prices for power as compared to contracted prices at March 31, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	March 31, 2005	December 31, 2004
Commodity price:
Electricity contracts	$(100,764)	$4,150

        In assessing the fair value of Midwest Generation's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity risk management assets and liabilities as of March 31, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(100,764)	$(96,398)	$(4,366)	$—	$—

Credit Risk

        As a result of the termination and expiration of Exelon Generation's power purchase agreements in 2004, Midwest Generation is selling all of its energy into wholesale power markets and intends to hedge its merchant portfolio risk through Edison Mission Marketing & Trading.

        In conducting price risk management activities, Edison Mission Marketing & Trading enters into contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with reselling the contracted product at a lower price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation under the intercompany energy services agreement. Midwest Generation's agreement with Edison Mission Marketing & Trading transfers the risk of non-payment of accounts receivable from counterparties to Edison Mission Marketing & Trading. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and credit agreement if it fails to enforce payment from Edison Mission Marketing & Trading in the case of nonpayment of an accounts receivable from a counterparty, so long as the counterparty is rated at least investment grade.

        The obligations of Midwest Generation under the senior secured notes and credit agreement are secured by, among other things, an account of Edison Mission Marketing & Trading in which Edison Mission Marketing & Trading will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See "Liquidity and Capital Resources—Midwest Generation Financing" and "Related Party Transactions—Edison Mission Marketing & Trading Agreements" on pages 40 and 35, respectively, in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

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

        For the three months ended March 31, 2005, Edison Mission Marketing & Trading made sales to one customer that accounted for 11% of Midwest Generation's consolidated operating revenues. For the three months ended March 31, 2004, Exelon Generation accounted for 46% of Midwest Generation's consolidated operating revenues, 40% of which came from the power purchase agreements. For more information on Exelon Generation see "Commodity Price Risk—Pre-2005 Merchant Sales."

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate the facilities. In April 2004, Midwest Generation entered into a $700 million variable rate term loan facility due in 2011 which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. In April 2004, Midwest Generation also issued $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.8 billion at March 31, 2005, compared to the carrying value of $1.6 billion.

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Power Markets" on page 6 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004 and "Regulatory Matters" on page 12 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004. There have been no other significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of its annual report, except as follows:

        The MISO commenced operation of its day-ahead, locational marginal pricing market on April 1, 2005, as scheduled, and has been functioning since that time. At that time, "Into Cinergy" became a locational marginal pricing location in MISO. It is anticipated that the opening of the MISO market will provide increased liquidity in the Midwest electricity markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 57 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004. Refer to "Market Risk Exposures" in Item 2 of this report for an update to that disclosure.

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

Internal Control Over Financial Reporting

        There were no changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
First Amended and Restated Credit Agreement dated as of April 18, 2005 among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto.
10.2
Accession Agreement dated as of April 18, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto.
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

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	May 9, 2005

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 6. EXHIBITS
SIGNATURES