Form 10-Q
period 2005-06-30
MIDWEST GENERATION LLC
filed 2005-08-09
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

        Number of units outstanding of the registrant's Membership Interests as of August 9, 2005: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35
PART II – Other Information
Item 6.	Exhibits	36
	Signatures	37

PART I –  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues
Energy and capacity revenues from marketing affiliate	$251,952	$87,054	$585,340	$224,587
Energy revenues	—	61,496	—	133,285
Capacity revenues	—	67,287	—	92,975
Other revenues	1,883	3,221	3,738	3,155
Income (loss) from price risk management	(1,180)	5,085	(11,499)	3,398

Total operating revenues	252,655	224,143	577,579	457,400

Operating Expenses
Fuel	72,401	83,702	171,241	200,058
Plant operations	107,269	95,270	191,364	166,277
Loss on lease termination, asset impairment and other charges	6,716	63,647	6,716	63,647
Depreciation and amortization	35,521	46,040	70,951	82,676
Administrative and general	5,291	4,905	7,715	13,036

Total operating expenses	227,198	293,564	447,987	525,694

Operating income (loss)	25,457	(69,421)	129,592	(68,294)

Other Income (Expense)
Interest and other income	28,681	27,961	57,108	56,163
Gain on disposal of assets	530	—	530	—
Interest expense	(50,885)	(61,331)	(104,212)	(142,553)

Total other expense	(21,674)	(33,370)	(46,574)	(86,390)

Income (loss) before income taxes	3,783	(102,791)	83,018	(154,684)
Provision (benefit) for income taxes	1,556	(39,631)	32,633	(59,650)

Net Income (Loss)	$2,227	$(63,160)	$50,385	$(95,034)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss)	$2,227	$(63,160)	$50,385	$(95,034)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $8,595 and $(4,759) for the three months and $(26,643) and $(27,867) for the six months ended June 30, 2005 and 2004, respectively	13,450	(7,368)	(41,691)	(44,046)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $2,588 and $(6,301) for the three months and $4,276 and $(10,985) for the six months ended June 30, 2005 and 2004, respectively	(4,050)	9,929	(6,693)	17,369

Other comprehensive income (loss)	9,400	2,561	(48,384)	(26,677)

Comprehensive Income (Loss)	$11,627	$(60,599)	$2,001	$(121,711)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$15,885	$156,154
Short-term investments	—	20,000
Accounts receivable	—	32,210
Due from affiliates	111,668	58,795
Fuel inventory	53,618	40,182
Spare parts inventory	18,024	17,726
Interest receivable from affiliate	56,246	56,282
Assets under price risk management	8,820	20,543
Other current assets	3,809	9,493

Total current assets	268,070	411,385

Property, Plant and Equipment	4,231,302	4,216,464
Less accumulated depreciation	818,773	747,952

Net property, plant and equipment	3,412,529	3,468,512

Notes receivable from affiliate	1,448,264	1,373,567
Deferred taxes	382,612	384,325
Other assets	47,892	45,707

Total Assets	$5,559,367	$5,683,496

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$27,586	$17,833
Accrued liabilities	66,596	73,267
Due to affiliates	12,452	17,330
Interest payable	60,481	65,010
Liabilities under price risk management	91,744	16,393
Current maturities of long-term obligations	3,450	7,000
Current portion of lease financing	100,610	54,953

Total current liabilities	362,919	251,786

Lease financing, net of current portion	1,193,901	1,244,688
Long-term obligations	1,340,048	1,660,518
Benefit plans and other long-term liabilities	168,626	164,082

Total Liabilities	3,065,494	3,321,074

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,734,488	3,434,488
Accumulated deficit	(1,197,672)	(1,077,507)
Accumulated other comprehensive income (loss)	(42,943)	5,441

Total Member's Equity	2,493,873	2,362,422

Total Liabilities and Member's Equity	$5,559,367	$5,683,496

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Income (loss)	$50,385	$(95,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,217	83,135
Non-cash contribution of services	—	2,453
Gain on disposal of assets	(530)	—
Loss on lease termination, asset impairment and other charges	6,716	63,647
Deferred taxes	1,714	(74,992)
Decrease (increase) in accounts receivable	32,210	(35,928)
Decrease (increase) in due to/from affiliates	(57,751)	11,081
Increase in inventory	(13,734)	(3,058)
Decrease in interest receivable from affiliate	36	32
Decrease in other current assets	5,684	5,510
Increase (decrease) in accounts payable	9,753	(12,019)
Decrease in accrued liabilities	(6,671)	(5,995)
Decrease in interest payable	(4,530)	(14,472)
Increase in other liabilities	4,544	7,562
Increase in net liabilities under price risk management	38,689	15,894

Net cash provided by (used in) operating activities	139,732	(52,184)

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	—	20,000
Repayments of subordinated long-term debt with affiliate	—	(712,704)
Borrowings from credit revolver	—	40,666
Issuance of long-term debt	—	1,740,000
Repayment of long-term debt	(324,020)	—
Capital contributions from parent	300,000	—
Capital distribution to parent	(170,550)	—
Repayment of capital lease obligation	(5,129)	(925,758)
Financing costs	(4,625)	(34,951)

Net cash provided by (used in) financing activities	(204,324)	127,253

Cash Flows From Investing Activities
Capital expenditures	(21,785)	(18,182)
Proceeds from sale of assets	632	—
Increase in restricted cash	173	(2,000)
Sale of short-term investments	20,000	—
Loan to affiliates	(134,984)	(44,325)
Repayment of loan to affiliates	60,287	789

Net cash used in investing activities	(75,677)	(63,718)

Net increase (decrease) in cash and cash equivalents	(140,269)	11,351
Cash and cash equivalents at beginning of period	156,154	36,535

Cash and cash equivalents at end of period	$15,885	$47,886

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Dollars in thousands; Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Note 2. Loss on Lease Termination, Asset Impairment and Other Charges

        Loss on lease termination and other charges for the second quarter and six months ended June 30, 2004 was related to the termination of the Collins Station lease. On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. Midwest Generation recorded a pre-tax loss of approximately $63.6 million (approximately $39.1 million after tax) during the second quarter ended June 30, 2004, due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $3.0 million inventory reserve for excess spare parts at the Collins Station.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$5,441	$5,441
Current period change	(48,384)	(48,384)

Balance at June 30, 2005	$(42,943)	$(42,943)

        Unrealized losses on cash flow hedges at June 30, 2005 include forward energy sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133. These losses arise because current forecasts of future electricity prices are greater than Midwest Generation's contract prices. As Midwest Generation's hedged positions are realized, $39.3 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months.

Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2006.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of $0.4 million and $7.1 million during the second quarters of 2005 and 2004, respectively, and $0.2 million and $4.4 million during the six months ended June 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the consolidated income statements.

Note 4. Employee Benefit Plans

Pension Plan

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $8.8 million to its pension plans in 2005. As of June 30, 2005, $205 thousand in contributions have been made. Midwest Generation anticipates that it will make most of its contributions in the third quarter and that its original expectation will be met by year-end 2005.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$3,419	$2,945	$6,838	$5,890
Interest cost	972	738	1,945	1,476
Expected return on plan assets	(750)	(579)	(1,500)	(1,158)
Net amortization and deferral	173	—	346	—

Total expense	$3,814	$3,104	$7,629	$6,208

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $44 thousand to its postretirement benefits other than pensions in 2005. As of June 30, 2005, $22 thousand in contributions have been made. Midwest Generation anticipates that its original expectation will be met by year-end 2005.

        Components of postretirement benefits other than pensions expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$176	$166	$352	$332
Interest cost	281	290	561	580
Amortization of unrecognized prior service costs	(178)	(195)	(357)	(390)
Amortization of unrecognized loss	96	124	193	248

Total expense	$375	$385	$749	$770

Note 5. Refinancing

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

        On the day after the closing of the refinancing transaction, Midwest Generation's indirect parent, Edison Mission Energy (EME), contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of June 30, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributes to the equity contribution equals the amount thereof. Accordingly, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to the equity contribution made by EME in Midwest Generation on April 19, 2005 equals $300 million. However, Midwest Generation is required to make concurrently with each distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the portion thereof attributed to the equity contribution. Thus, Midwest Generation will not be required to offer to repay debt concurrently with a distribution so long as the portion of each distribution attributed to the April 19, 2005 equity contribution is at least one-third of such distribution.

Note 6. Commitments and Contingencies

Capital Improvements

        At June 30, 2005, Midwest Generation had firm commitments to spend approximately $8.8 million on capital expenditures during the remainder of 2005.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005. These additional commitments are currently estimated to be $20 million for 2005, $32 million for 2006, $78 million for 2007, $25 million for 2008, and $53 million for 2009.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first six months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $32 million for 2005, $50 million for 2006, $109 million for 2007, $37 million for 2008, and $74 million for 2009.

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

Guarantees and Indemnities

Tax Indemnity Agreement

        In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and previously the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 130 and 170 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2005. Midwest Generation had recorded a $68 million liability at June 30, 2005 related to this matter.

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

Environmental Matters and Regulations

        Midwest Generation is subject to environmental regulation by federal, state and local authorities in the United States. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which Midwest Generation conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

        Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects, which may involve significant capital expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by regulatory authorities.

        With respect to the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued $2.5 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. There can be no assurance the existence or extent of all contamination at Midwest Generation's sites has been fully identified, or that the activities at the Illinois Plants or any other facilities identified in the future may not result in additional environmental claims being asserted against Midwest Generation or additional investigations or remedial actions being required. See "Note 11. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 7. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2005	2004
Cash paid for interest	$106,460	$156,389
Non-cash financing – reduction in affiliate debt due to tax-allocation agreement offset	—	25,966
Non-cash financing – reduction in affiliate debt and affiliate interest due to equity contribution as part of the refinancing	—	2,190,902

Note 8. New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. The guidance of FIN 46(R)-5 is effective for reporting periods beginning after March 3, 2005. FIN 46(R)-5 did not affect Midwest Generation's accounting for variable interest entities.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, Midwest Generation does not expect the allocated benefit to have a material impact on its consolidated financial statements. Midwest Generation is evaluating the potential effect that the tax deduction will have in future years.

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

Statement of Financial Accounting Standards No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard does not change the transition provisions of any existing pronouncements. Midwest Generation does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation, LLC's (Midwest Generation's) current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements in this report and elsewhere. In this MD&A and elsewhere in this Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, include but are not limited to:

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Midwest Generation's generating units have access;

  •
  the ability of Midwest Generation to provide sufficient collateral in support of its forward sales of electricity and purchases of fuel;

  •
  general political, economic and business conditions;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the electricity industry generally, including environmental regulations that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

  •
  competition from other power plants, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  the cost and availability of fuel, fuel transportation services, electric transmission services, and required emission allowances; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Certain of the risk factors listed above are discussed in more detail in "Market Risk Exposures" below, and under "Risks Related to the Business" in the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004. Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. The information contained in this report is subject to change without notice. Forward-looking statements speak only as of the date they are made and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2004, and as compared to the second quarter and six months ended June 30, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

        The MD&A presents a discussion of Midwest Generation's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

        As of June 30, 2005, Midwest Generation owned or leased 5,876 megawatts (MW) of operating power plants consisting of the following:

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

Expiration of the Exelon Power Purchase Agreements

        The five-year power purchase agreements between Midwest Generation and Exelon Generation Company expired on December 31, 2004 and, accordingly, beginning January 1, 2005, all the output from the Illinois Plants is considered merchant generation. In 2004, approximately 53% of the energy and capacity sales from the Illinois Plants were to Exelon Generation under the power purchase agreements.

        The Exelon Generation power purchase agreement for coal-fired units was structured to provide significant capacity payments and lower energy payments which were primarily designed to reimburse the cost of production. The agreement also provided for substantial capacity payments during the summer months. The Illinois Plants continue to derive revenue from sales of capacity and energy to domestic utilities and power marketers. In the current wholesale energy market, energy prices are substantially higher than the energy prices previously set forth in the agreement, but capacity payments are, and are expected to remain, substantially lower. As a result, the composition of Midwest Generation's revenues was significantly different in the first half of 2005 compared to 2004. Midwest Generation's merchant generation is subject to significant volatility as described further in "Market Risk Exposures—Commodity Price Risk."

Wholesale Energy Prices in Illinois

        Wholesale energy prices have increased substantially in 2005 from the comparable market prices in 2004 driven largely by increases in the market price of natural gas and oil. The average market price during the six months ended June 30, 2005 at the Northern Illinois Hub (related to the Illinois Plants) increased to $39.01 per MWh, compared to the average market price at "Into ComEd" and the Northern Illinois Hub of $29.84 per MWh during the six months ended June 30, 2004.

Overview of Midwest Generation's 2005 Operating Performance

        Midwest Generation's net income for the second quarter and six months ended June 30, 2005 was $2.2 million and $50.4 million, respectively, compared to a net loss of $(63.2) million and $(95.0) million for the second quarter and six months ended June 30, 2004. The increase in earnings was primarily attributable to:

  •
  An increase in the average realized energy price of merchant generation related to the coal-fired units to $41.83 per MWh and $40.12 per MWh during the second quarter and six months ended June 30, 2005, respectively, from $31.32 per MWh and $29.89 per MWh during the second quarter and six months ended June 30, 2004, respectively. During the second quarter and six months ended June 30, 2004, 53% and 58% of generation from the Illinois Plants was merchant, respectively. The remaining 2004 generation was sold under the power purchase agreements with Exelon Generation which provided for higher capacity payments and lower payments for energy (with an average realized energy price of $17.59/MWh for the six months ended June 30, 2004). Average realized energy prices for power improved in the second quarter and six months ended June 30, 2005, compared to the corresponding periods of 2004, driven primarily by natural gas prices and the elimination of lower contract energy prices set forth in the Exelon Generation power purchase agreements.

  •
  Generation during the second quarter and six months ended June 30, 2005 was 5,834 GWh and 14,229 GWh, respectively, compared to 6,110 GWh and 13,878 GWh during the second quarter and six months ended June 30, 2004, respectively. In 2004, a portion of Midwest Generation's power was sold under the power purchase agreement for coal-fired units with Exelon Generation. The generation during the second quarter of 2005 was lower than the second quarter of 2004 due to higher planned major maintenance which reduced the equivalent availability of the Illinois Plants. As a result, major maintenance expenses increased $12 million during the second quarter of 2005 compared to the second quarter of 2004. Planned major maintenance expenses will vary year to year based on the cycle times of major equipment.

  •
  During the second quarter of 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. Following the termination of the Collins Station lease, Midwest Generation received title to the Collins Station and subsequently ceased its operations. Midwest Generation recorded a pre-tax loss of approximately $63.6 million (approximately $39.1 million after tax) during the second quarter ended June 30, 2004, primarily as a result of the termination of the lease.

  •
  Midwest Generation had a reduction in fuel expenses of approximately $10.1 million and $40.3 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004, due to the cessation of operations at the Collins Station. The reduction was partially offset by increased coal costs due to higher generation and higher coal prices primarily due to escalation under coal and transportation agreements.

  •
  Midwest Generation incurred lower interest expense in the second quarter and six months ended June 30, 2005, compared to the corresponding periods of 2004, due to lower interest costs on its debt incurred in April 2004 compared to the intercompany debt in place during the first quarter of 2004, and due to the elimination of interest expense related to the Collins Station lease that was terminated in April 2004.

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

        On the day after the closing of the refinancing transaction, EME contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. See "Liquidity and Capital Resources—Financing Developments" for further discussion.

Critical Accounting Estimates

        For a discussion of Midwest Generation's critical accounting estimates, refer to "Critical Accounting Estimates" on page 27 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Introduction

        This section discusses results for the second quarters and six months of 2005 and 2004 and the effect of new accounting pronouncements on Midwest Generation's consolidated financial statements. As discussed further below, Midwest Generation has been selling a significant portion of its energy into wholesale power markets through an energy services agreement with Edison Mission Marketing & Trading. Under this energy services agreement, Edison Mission Marketing & Trading enters into forward contracts with third parties and back-to-back power purchases from Midwest Generation on the same terms. For a description of the energy services agreement, see "Related Party Transactions" on page 35 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues (in millions)
Energy	$244	$146	$571	$355
Capacity	8	70	14	96
Other revenues	2	3	4	3
Income (loss) from price risk management	(1)	5	(11)	3

Total operating revenues	$253	$224	$578	$457

Statistics – Coal-Fired Generation
Generation (in GWh):
Merchant	5,834	3,262	14,229	8,008
Power purchase agreement	—	2,848	—	5,870

Total coal-fired generation	5,834	6,110	14,229	13,878

Equivalent Availability(1)	62.1%	70.8%	71.1%	76.6%
Forced outage rate(2)	9.6%	9.1%	8.7%	7.4%
Average realized energy price/MWh:
Merchant	$41.83	$31.32	$40.12	$29.89
Power purchase agreement	$—	$17.53	$—	$17.59
Total coal-fired generation(3)	$41.83	$24.89	$40.12	$24.68

(1)
The availability factor is determined by the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
Midwest Generation refers to unplanned maintenance as a forced outage.

(3)
The average realized energy price in prior year periods represents an average, weighted by generation, of energy prices earned by the merchant coal plants and energy prices earned under the power purchase agreements with Exelon Generation. Due to the structure of the power purchase agreements with Exelon Generation (with higher capacity prices and lower energy prices), the composite data in 2004 is not directly comparable to 2005 merchant energy prices.

Operating Revenues

        Operating revenues increased $28.5 million and $120.2 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004 primarily due to higher average realized energy prices in 2005 and increased generation in the first quarter of 2005. Average realized energy prices for power improved over 2004 driven largely by natural gas prices and the elimination of sales to Exelon Generation under power purchase agreements with lower contract energy prices. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

        Income from price risk management activities decreased $6.3 million and $14.9 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 decreases were primarily related to the following:

  •
  lower gains in 2005 related to the ineffective portion of Midwest Generation's forward energy sales contracts which are derivatives that qualified as cash flow hedges under SFAS No. 133; and

  •
  losses in 2005 on swaps and futures contracts that did not qualify for hedge accounting under SFAS No. 133;

        Partially offset by:

  •
  gains on power contracts that did not qualify for hedge accounting under SFAS No. 133 recorded during the second quarter of 2005, compared to losses on power contracts recorded during 2004.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of approximately $0.4 million and $7.1 million for the second quarters of 2005 and 2004, respectively, and $0.2 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was primarily attributable to changes in the difference between energy prices at the delivery points set forth in the hedge contracts and the energy prices at the delivery points where power generated by the Illinois Plants is delivered into the transmission system.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year.

Operating Expenses

        Operating expenses decreased $66.4 million and $77.7 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Operating expenses consist of fuel, plant operations, loss on lease termination, asset impairment and other charges, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $11.3 million and $28.8 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The decrease was primarily attributable to a reduction in fuel expenses of approximately $10.1 million and $40.3 million in the second quarter and six months ended June 30, 2005, respectively, related to the cessation of operations at the Collins Station in late 2004, partially offset by increased coal costs of approximately

$1.9 million and $14.3 million in the second quarter and six months ended June 30, 2005, respectively, from higher generation and higher coal prices primarily due to escalation under coal and transportation agreements.

        Plant operations expenses increased $12.0 million and $25.1 million for the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The increase was primarily due to higher plant overhaul expenses partially offset by lower property taxes related to the Collins Station.

        Asset impairment charge was $6.7 million for the second quarter and six months ended June 30, 2005. The charge was primarily associated with re-scoping a capital program related to fugitive coal dust.

        Loss on lease termination and other charges was $63.6 million ($39.1 million after tax) for the second quarter and six months ended June 30, 2004. Loss on lease termination and other charges in 2004 consisted of $60.9 million related to the termination of the Collins Station lease and a $2.7 million inventory reserve for excess spare parts at the Collins Station due to termination of the lease and the decommissioning of the asset.

        Depreciation and amortization expense decreased $10.5 million and $11.7 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The decrease was primarily attributable to the elimination of depreciation on the portion of the Collins Station that has been decommissioned and the peaking units as a result of impairment charges recorded in September 2004.

        Administrative and general expenses increased $0.4 million and decreased $5.3 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The year-to-date decrease is primarily due to $2.2 million of debt restructuring costs incurred in the first quarter of 2004 with no comparable costs in 2005. In addition, year-to-date shared management and administrative costs were $0.8 million higher in 2005 compared to 2004.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Interest income and other expense	$931	$(355)	$1,078	$(469)
Interest income from affiliate	28,280	28,316	56,560	56,632
Interest expense	(50,885)	(46,340)	(104,212)	(76,405)
Interest expense to affiliate	—	(14,991)	—	(66,148)

Total other expense	$(21,674)	$(33,370)	$(46,574)	$(86,390)

        Interest expense increased $4.5 million and $27.8 million in the second quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Interest expense in 2005 primarily relates to the debt issued by Midwest Generation in April 2004 and the lease financings of the Powerton and Joliet Stations. Interest expense in 2004 relates to the lease financings of the Collins, Powerton and Joliet Stations.

        Interest expense to affiliate in 2004 related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The loans were settled and terminated in April 2004. As a result, Midwest Generation no longer incurs intercompany interest costs related to this debt.

Provision (Benefit) For Income Taxes

        Midwest Generation had an effective income tax provision (benefit) rates during the first six months of 2005 and 2004 of 39.3% and (38.6%), respectively. The effective income tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

New Accounting Pronouncements

FASB Staff Position FIN 46(R)-5

        In March 2005, the FASB issued Staff Position FIN 46(R)-5, "Implicit Variable Interests Under FIN 46" (FIN 46(R)-5). FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity or in a potential variable interest entity. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the variable interest entity should be deemed the primary beneficiary. The guidance of FIN 46(R)-5 is effective for reporting periods beginning after March 3, 2005. FIN 46(R)-5 did not affect Midwest Generation's accounting for variable interest entities.

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. For the year ended December 31, 2005, Midwest Generation does not expect the allocated benefit to have a material impact on its consolidated financial statements. Midwest Generation is evaluating the potential effect that the tax deduction will have in future years.

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

Statement of Financial Accounting Standards No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This standard does not change the transition provisions of any existing pronouncements. Midwest Generation does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

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

        On the day after the closing of the refinancing transaction, Midwest Generation's indirect parent, EME, contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of June 30, 2005, approximately $5 million was outstanding under these working capital facilities.

        Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributes to the equity contribution equals the amount thereof. Accordingly, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to the equity contribution made by EME in Midwest Generation on April 19, 2005 equals $300 million. However, Midwest Generation is required to make concurrently with each distribution an offer to repay debt in an amount equal to the excess, if any, of one third of such distribution over the portion thereof attributed to the equity contribution. Thus, Midwest Generation will not be required to offer to repay debt concurrently with a distribution so long as the portion of each distribution attributed to the April 19, 2005 equity contribution is at least one-third of such distribution.

Consolidated Cash Flow

        At June 30, 2005, Midwest Generation had cash and cash equivalents of $15.9 million, compared to $156.2 million at December 31, 2004. Net working capital at June 30, 2005 was $(94.8) million, compared to $159.6 million at December 31, 2004. The decline in working capital during the first six months of 2005 was primarily the result of an $87.1 million increase in liabilities under price risk management related to electricity contracts and a $170.6 million capital distribution to parent.

        Net cash provided by operating activities increased $191.9 million in the first six months of 2005, compared to the corresponding period of 2004. The increase was primarily due to income in 2005 versus losses in 2004 and the timing of cash receipts and disbursements related to working capital items.

        Net cash used in financing activities was $204.3 million in the first six months of 2005, compared to net cash provided by financing activities of $127.3 million in the corresponding period of 2004. In 2005, Midwest Generation paid a $170.6 million dividend to its parent and repaid $324.0 million of long-term debt using a $300 million capital contribution from its parent. The 2004 increase in net cash provided by financing activities was primarily due to increased borrowings totaling $1.74 billion. These borrowings consisted of the $1 billion of secured notes, $700 million term loan facility and the $40 million draw down under a new $200 million working capital facility. Partially offsetting these borrowings were the repayment of the capital lease obligation related to the Collins Station lease and the repayment of the $692.7 million of debt in April 2004.

        Net cash used in investing activities increased $12.0 million in the first six months of 2005, compared to the corresponding period of 2004. The 2005 increase was primarily due to additional net loan advances of $75.6 million to Edison Mission Marketing & Trading for credit support under the revolving credit agreement, partially offset by the sale of $20.0 million of auction rate security investments.

        Midwest Generation's principal sources of liquidity are cash on hand, $500 million of available credit under two working capital facilities, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

        Midwest Generation plans to spend approximately $10.7 million for the remainder of 2005 and $25.7 million and $9.1 million in 2006 and 2007, respectively, for capital expenditures. Included in the planned spending above is $0.7 million in 2005 primarily related to environmental improvements at Joliet Unit 6 and $1.2 million in 2006 related to environmental improvements at the Powerton and Crawford Stations. Non-environmental expenditures will relate to projects such as collection/mitigation systems and various other projects. These capital expenditures are planned to be financed by cash generated from operations.

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

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, its credit agreement requires that it be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as defined in the credit agreement). During the twelve months ended June 30, 2005, the interest coverage ratio was 2.78 to 1 (computed on a pro forma basis assuming the credit agreement had been in existence for a twelve-month period).

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended June 30, 2005, the secured leverage ratio was 3.18 to 1.

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

Powerton-Joliet Lease Payments

        As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the original amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. There is no assurance that EME will have sufficient cash flow to meet these obligations. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. If EME fails to pay under its guarantee, including payments due under the Powerton-Joliet leases in the event that Midwest Generation could not make such payments, this would result in an event of default under the Powerton and Joliet leases. This event would have a material adverse effect on Midwest Generation.

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

Credit Rating of Edison Mission Marketing & Trading

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, historically, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. Midwest Generation provides credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. Midwest Generation is expected to have cash on hand and $500 million of working capital facilities that can be used to provide credit support for forward contracts entered into on behalf of the Illinois Plants. As of June 30, 2005, approximately $5 million was outstanding under these facilities.

        As of June 30, 2005, Midwest Generation had $85.4 million in loans receivable from Edison Mission Marketing & Trading, which Edison Mission Marketing & Trading has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first six months of 2005. These additional commitments are currently estimated to be $20 million for 2005, $32 million for 2006, $78 million for 2007, $25 million for 2008, and $53 million for 2009.

Coal Transportation Agreements

        Midwest Generation has additional coal transportation commitments during the first six months of 2005. Based on the committed coal volumes in the fuel supply contracts mentioned above, these commitments are currently estimated to be $32 million for 2005, $50 million for 2006, $109 million for 2007, $37 million for 2008, and $74 million for 2009.

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

        On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOx and SO2 emissions. The CAIR reduces the current SO2 (i.e., Clean Air Act

Title IV Phase II) emissions allowance cap in 2010 and 2015 by 50% and 65%, respectively. Regional NOx emissions are required to be reduced in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation. Midwest Generation is reviewing the impact of the rule on its business plan. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions fleetwide, Midwest Generation at this time cannot accurately estimate the cost to meet these obligations.

        The Clean Air Mercury Rule (CAMR), published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap is 38 tons and emissions will be reduced primarily by taking advantage of "co-benefit" reductions; that is, mercury reductions achieved by reducing sulfur dioxide and nitrogen oxides emissions under the CAIR. In the second phase, due in 2018, coal-fired power plants will be subject to a second annual cap, which will reduce emissions nationwide to 15 tons upon full implementation. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

        Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired electric generating units were required to be regulated pursuant to Section 112 of the federal Clean Air Act. Litigation has already been filed challenging the US EPA's rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR following its publication in the Federal Register. As a result of these challenges, the CAMR rules may change in terms of substance and timetables.

        To the extent that Illinois implements US EPA's CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, then Midwest Generation may have the option to purchase mercury emission allowances, to install control equipment (or otherwise to alter operations so as to reduce mercury emissions), or some combination thereof. Because the mercury state implementation plans are not due until October 31, 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because Midwest Generation cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. Midwest Generation's approach to meeting these obligations will continue to be based upon an ongoing assessment of the federal requirements and market conditions.

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

Commodity Price Risk

Overview

        Midwest Generation's revenues and results of operations of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in PJM. Among the factors that influence the price of energy, capacity and ancillary services in PJM are:

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

Energy Price Risk—Introduction

        Midwest Generation has been selling a significant portion of its energy and capacity into wholesale power markets through its affiliate, Edison Mission Marketing & Trading. Edison Mission Marketing & Trading enters into forward contracts for Midwest Generation's electric output in order to provide more predictable earnings and cash flow. When appropriate, Edison Mission Marketing & Trading manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

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

        Edison Mission Marketing & Trading uses a "value at risk" analysis in its daily business to identify, measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, Edison Mission Marketing & Trading supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

        In addition to the price risks described previously, Midwest Generation's ability to transmit energy to counterparty delivery points to consummate spot sales and hedging transactions may also be affected by transmission service limitations and constraints. Although the FERC and the relevant industry participants are working to minimize such issues, Midwest Generation cannot determine how quickly or how effectively such issues will be resolved. Midwest Generation is continuing to monitor the activities at the FERC and to advocate regulatory positions that promote efficient and fair markets in which the Illinois Plants compete.

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

        Primary counterparties for hedging transactions are utilities and power marketing companies. In addition, the Intercontinental Exchange and the New York Mercantile Exchange now permit trading in cash settled futures contracts. This allows hedge transactions to be executed with financial entities such as hedge funds and investment banks. The number of such transactions being cleared has been steadily increasing recently.

        Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for forward contracts entered into by Edison Mission Marketing & Trading for capacity and energy generation by Midwest Generation under an energy services agreement between the two companies. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

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

        To the extent that energy and capacity from the Illinois Plants was not sold under the power purchase agreements with Exelon Generation, it was sold on a wholesale basis through a combination of bilateral agreements, forward energy sales and spot market sales. Approximately 51% of the energy and capacity sales from the Illinois Plants in the first six months of 2004 were made on a wholesale basis outside of the power purchase agreements.

        Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." Since the expansion of PJM and the commencement of Midwest Independent Transmission System Operator, or MISO, locational marginal pricing markets, Midwest Generation believes that the most liquid delivery locations for wholesale trading in the Midwest are the Northern Illinois Hub in PJM, the AEP/Dayton Hub in PJM, and the Cinergy Hub in MISO. Because of proximity, the Midwest Generation assets are primarily hedged with transactions at the Northern Illinois Hub, but from time to time may be hedged in limited amounts at the AEP/Dayton Hub and the Cinergy Hub.

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

2005 Merchant Sales

        Beginning on January 1, 2005, electric power generated at the Illinois Plants is generally sold under bilateral arrangements with terms of two years or less, or into the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the new expanded western PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2005 and 2004.

	2005(1)	2004
January	$38.36	$27.88	(2)
February	34.92	29.98	(2)
March	45.75	30.66	(2)
April	38.98	27.88	(2)
May	33.60	34.05	(1)
June	42.45	28.58	(1)

Six-Month Average	$39.01	$29.84

(1)
Represents average historical market prices for energy as quoted for sales into the Northern Illinois Hub. Energy prices were calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM.

(2)
Represents average historical market prices for energy for "Into ComEd." Energy prices were determined by obtaining broker quotes and other public price sources for "Into ComEd" delivery points. See discussion under "—Pre-2005 Merchant Sales" above for further discussion regarding the replacement of sales "Into ComEd" with sales into the expanded PJM.

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2005:

24-Hour Northern Illinois Hub Forward Energy Prices*
2005
July	$46.64
August	48.68
September	37.55
October	33.44
November	35.26
December	41.22
2006 Calendar "strip"(1)	$42.73

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at June 30, 2005:

	2005	2006
Megawatt hours	9,386,086	9,707,014
Average price/MWh(1)	$38.15	$41.84

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is affected by transmission constraints. During the past 12 months, transmission congestion in PJM has not resulted in prices at the Northern Illinois Hub being significantly different from those at the individual busbars of the Illinois Plants.

Coal Price and Transportation Risk

        The Illinois Plants use approximately 18 million to 20.5 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements ranging from one year to six years in length. The following table summarizes the percent of expected coal requirements for the next five years that are under contract at June 30, 2005.

	2005(1)	2006	2007	2008	2009
Percent of coal requirements under contract	110%	98%	96%	29%	29%

(1)
The percentage in 2005 is calculated based on coal supply and expected generation requirements for a full year.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of Powder River Basin (PRB) coal (with 8,800 Btu content and 0.8 SO2 MMBtu content), which is purchased for the Illinois Plants, have recently increased due to curtailment of coal shipments for the remainder of 2005 due to increased PRB coal demand from the other regions (east), rail constraints (discussed below) and higher prices for SO2 allowances. At July 22, 2005, the Energy Information Administration reported the price of $9.66 per ton, which compares to 2004 prices generally below $7 per ton.

        During the first half of 2005, the rail lines that bring coal from the Powder River Basin to the East, including to the Illinois Plants, were damaged from derailments caused by heavy rains. The railroads are in the process of making repairs to these rail lines and have advised their customers, including Midwest Generation, that shipments will be curtailed by 15% to 20% during the second half of 2005. Midwest Generation is working with its transportation provider to minimize any disruption of planned shipments. Based on communication with the transportation provider, Midwest Generation expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands). The change in fair value of electricity contracts at June 30, 2005 as compared to December 31, 2004 is attributable to the increase in average market prices for power as compared to contracted prices at June 30, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	June 30, 2005	December 31, 2004
Commodity price:
Electricity contracts	$(82,925)	$4,150

        In assessing the fair value of Midwest Generation's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity price risk management assets and liabilities as of June 30, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(82,925)	$(77,118)	$(5,807)	$—	$—

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

        To manage credit risk, Edison Mission Marketing & Trading looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. Edison Mission Marketing & Trading measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. Edison Mission Marketing & Trading also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. Edison Mission Marketing & Trading manages portfolio credit risk based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of Edison Mission Marketing & Trading's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

        In addition, coal for the Illinois Plants is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Illinois Plants do not currently have an investment grade credit rating and, accordingly, Midwest Generation may have limited recourse to collect damages from a supplier in the event of default. Midwest Generation seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

        For the six months ended June 30, 2005, Edison Mission Marketing & Trading made sales to one customer that accounted for 10% of Midwest Generation's consolidated operating revenues. For the six months ended June 30, 2004, Exelon Generation accounted for 51% of Midwest Generation's consolidated operating revenues, 49% of which came from the power purchase agreements. For more information on Exelon Generation see "Commodity Price Risk—Pre-2005 Merchant Sales."

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate the facilities. In April 2004, Midwest Generation entered into a $700 million variable rate term loan facility due in 2011 which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. In April 2005, Midwest Generation completed a refinancing which resulted in $343 million outstanding under its term loan. In April 2004, Midwest Generation also issued $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.5 billion at June 30, 2005, compared to the carrying value of $1.3 billion.

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

Opening of MISO Market

        The MISO's day-ahead and real-time locational marginal pricing markets commenced operation on April 1, 2005. Since that time, the wholesale electricity trading community has opted to trade a product delivered at the Cinergy Hub as defined by MISO rather than at the "Into Cinergy" location that was used previously. Midwest Generation anticipates that the opening of the MISO market will lead to increased liquidity in the Midwest electricity markets because locational marginal pricing provides a liquid and credible cash index against which the trading community can settle contracts.

Passage of Comprehensive Energy Legislation by Congress

        A comprehensive energy bill was passed by the House and Senate in the last week of July 2005 and is expected to be signed by the President on August 8, 2005. This comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act (PUHCA), for amendments of the Public Utility Regulatory Policies Act of 1978 (PURPA), for the introduction of new regulations regarding "Transmission Operation Improvements," for Transmission Rate Reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation. A number of these provisions will require implementing regulations by the Federal Energy Regulatory Commission. Midwest Generation is currently assessing the potential impact of this legislation and the likely regulations.

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

Internal Control Over Financial Reporting

        There were no changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

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

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	August 8, 2005

QuickLinks

TABLE OF CONTENTS
  PART I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Dollars in thousands; Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES