Form 10-Q
period 2005-09-30
MIDWEST GENERATION LLC
filed 2005-11-04
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of units outstanding of the registrant's Membership Interests as of November 4, 2005: 100 units (all units held by an affiliate of the registrant).

TABLE OF CONTENTS

		Page
PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35
PART II – Other Information
Item 6.	Exhibits	36
	Signatures	37

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Energy and capacity revenues from marketing affiliate	$447,642	$122,601	$1,032,982	$347,188
Energy revenues	—	80,870	—	214,155
Capacity revenues	—	161,849	—	254,824
Other revenues	2,784	5,475	6,522	8,630
Income (loss) from price risk management	(32,568)	(3,018)	(44,067)	380

Total operating revenues	417,858	367,777	995,437	825,177

Operating Expenses
Fuel	107,374	102,024	278,615	302,082
Plant operations	74,530	78,215	265,894	244,492
Loss on lease termination, asset impairment and other charges	110	41,005	6,826	104,652
Depreciation and amortization	35,079	50,714	106,030	133,390
Administrative and general	2,494	4,186	10,209	17,222

Total operating expenses	219,587	276,144	667,574	801,838

Operating income	198,271	91,633	327,863	23,339

Other Income (Expense)
Interest and other income	28,149	28,024	85,257	84,187
Gain on disposal of assets	55	4	585	4
Interest expense	(50,721)	(53,138)	(154,933)	(195,691)

Total other expense	(22,517)	(25,110)	(69,091)	(111,500)

Income (loss) before income taxes	175,754	66,523	258,772	(88,161)
Provision (benefit) for income taxes	68,669	25,653	101,302	(33,997)

Net Income (Loss)	$107,085	$40,870	$157,470	$(54,164)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income (Loss)	$107,085	$40,870	$157,470	$(54,164)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(54,841) and $3,837 for the three months and $(81,485) and $(24,030) for the nine months ended September 30, 2005 and 2004, respectively	(85,815)	5,790	(127,506)	(38,255)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $24,687 and $(6,241) for the three months and $28,962 and $(17,227) for the nine months ended September 30, 2005 and 2004, respectively	(38,629)	10,076	(45,322)	27,445

Other comprehensive income (loss)	(124,444)	15,866	(172,828)	(10,810)

Comprehensive Income (Loss)	$(17,359)	$56,736	$(15,358)	$(64,974)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$109,829	$156,154
Short-term investments	—	20,000
Accounts receivable	—	32,210
Due from affiliates	138,120	58,795
Fuel inventory	51,660	40,182
Spare parts inventory	18,304	17,726
Loans to affiliate for margin deposits	316,389	—
Interest receivable from affiliate	27,948	56,282
Assets under price risk management	17,744	20,543
Other current assets	9,430	9,493

Total current assets	689,424	411,385

Property, Plant and Equipment	4,234,744	4,216,464
Less accumulated depreciation	853,811	747,952

Net property, plant and equipment	3,380,933	3,468,512

Notes receivable from affiliate	1,362,017	1,373,567
Deferred taxes	393,877	384,325
Long-term assets under price risk management	788	—
Other assets	46,596	45,707

Total Assets	$5,873,635	$5,683,496

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$11,050	$17,833
Accrued liabilities	71,810	73,267
Due to affiliates	2,970	17,330
Interest payable	61,715	65,010
Liabilities under price risk management	296,919	16,393
Current maturities of long-term obligations	3,450	7,000
Current portion of lease financing	103,927	54,953

Total current liabilities	551,841	251,786

Lease financing, net of current portion	1,140,760	1,244,688
Long-term obligations	1,504,185	1,660,518
Long-term liabilities under price risk management	35,532	—
Benefit plans and other long-term liabilities	164,803	164,082

Total Liabilities	3,397,121	3,321,074

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,734,488	3,434,488
Accumulated deficit	(1,090,587)	(1,077,507)
Accumulated other comprehensive income (loss)	(167,387)	5,441

Total Member's Equity	2,476,514	2,362,422

Total Liabilities and Member's Equity	$5,873,635	$5,683,496

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Income (loss)	$157,470	$(54,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,592	135,025
Non-cash contribution of services	—	2,453
Gain on disposal of assets	(585)	(4)
Loss on lease termination, asset impairment and other charges	6,826	104,652
Deferred taxes	(9,553)	(39,261)
Decrease (increase) in accounts receivable	32,210	(46,364)
Decrease (increase) in due to/from affiliates	(93,685)	4,509
Decrease (increase) in inventory	(12,167)	1,942
Increase in loans to affiliate for margin deposits	(316,389)	—
Decrease in interest receivable from affiliate	28,334	28,366
Increase in other current assets	(5,717)	(1,702)
Decrease in accounts payable	(6,783)	(12,177)
Decrease in accrued liabilities	(1,457)	(910)
Decrease in interest payable	(3,295)	(14,162)
Increase in other liabilities	721	3,545
Increase in net liabilities under price risk management	145,241	9,588

Net cash provided by operating activities	30,763	121,336

Cash Flows From Financing Activities
Borrowing from subordinated long-term debt with affiliate	—	20,000
Repayments of subordinated long-term debt with affiliate	—	(712,704)
Borrowings from credit revolver	—	40,666
Issuance of long-term debt	208,437	1,740,000
Repayment of long-term debt	(368,320)	(41,750)
Capital contributions from parent	300,000	—
Capital distribution to parent	(170,550)	—
Repayment of capital lease obligation	(54,953)	(931,185)
Financing costs	(4,625)	(35,739)

Net cash provided by (used in) financing activities	(90,011)	79,288

Cash Flows From Investing Activities
Capital expenditures	(26,280)	(22,430)
Proceeds from sale of assets	1,699	12
Increase in restricted cash	5,953	2,000
Sale of short-term investments	20,000	—
Loan to affiliates	—	(1,761)
Repayment of loan to affiliates	11,551	1,661

Net cash provided by (used in) investing activities	12,923	(20,518)

Net increase (decrease) in cash and cash equivalents	(46,325)	180,106
Cash and cash equivalents at beginning of period	156,154	36,535

Cash and cash equivalents at end of period	$109,829	$216,641

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

        In September 2004, management completed an analysis of future competitiveness in the expanded PJM Interconnection, LLC (PJM) marketplace of its eight remaining small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units. As a result of the decision to decommission the units, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, Midwest Generation recorded a pre-tax impairment charge of $28.8 million (approximately $17.7 million after tax).

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2004	$5,441	$5,441
Current period change	(172,828)	(172,828)

Balance at September 30, 2005	$(167,387)	$(167,387)

        Unrealized losses on cash flow hedges, net of tax, at September 30, 2005, include unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than Midwest Generation's contract prices. The increase in the unrealized losses during the third quarter of 2005 resulted from a combination of new hedges for 2006 and 2007 and an increase in market prices for power driven largely from higher natural gas and oil prices.

        As Midwest Generation's hedged positions are realized, $147.2 million, after tax, of the net unrealized losses on cash flow hedges will be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2007.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $0.5 million and $4.6 million during the third quarters of 2005 and 2004, respectively, and $0.2 million for both the nine months ended September 30, 2005 and 2004, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the consolidated income statements.

Note 4. Employee Benefit Plans

Pension Plan

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $8.8 million to its pension plans in 2005. As of September 30, 2005, $7.6 million in contributions have been made. Midwest Generation anticipates meeting its original expectation by year-end 2005.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$3,419	$2,945	$10,257	$8,835
Interest cost	973	738	2,918	2,214
Expected return on plan assets	(750)	(579)	(2,250)	(1,737)
Net amortization and deferral	173	—	519	—

Total expense	$3,815	$3,104	$11,444	$9,312

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $44 thousand to its postretirement benefits other than pensions in 2005. As of September 30, 2005, $33 thousand in contributions have been made. Midwest Generation anticipates meeting its original expectation by year-end 2005.

        Components of postretirement benefits other than pensions expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$109	$148	$461	$480
Interest cost	428	256	989	836
Amortization of unrecognized prior service costs	(179)	(195)	(536)	(585)
Amortization of unrecognized loss	280	79	473	327

Total expense	$638	$288	$1,387	$1,058

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

        On the day after the closing of the refinancing transaction, Midwest Generation's indirect parent, Edison Mission Energy (EME), contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of September 30, 2005, approximately $170 million was utilized under these working capital facilities. In August 2005, Midwest Generation amended its revolving credit agreement with Edison Mission Marketing & Trading to increase the maximum amount of available credit from $200 million to $500 million, in order to align the agreement with Midwest Generation's external credit arrangements.

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

Note 6. Commitments and Contingencies

Capital Improvements

        At September 30, 2005, Midwest Generation had firm commitments to spend on capital expenditures of $3.6 million during the remainder of 2005, and $5.3 million in 2006.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first nine months of 2005. These additional commitments are currently estimated to be $20 million for 2005, $37 million for 2006, $78 million for 2007, $25 million for 2008, and $53 million for 2009.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extend through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the Powder River Basin. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2005 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $33 million for 2005, $61 million for 2006, $117 million for 2007, $40 million for 2008, and $77 million for 2009.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 170 and 190 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2005. Midwest Generation had recorded a $68 million liability at September 30, 2005 related to this matter.

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

        With respect to the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued $2.7 million for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. There can be no assurance the existence or extent of all contamination at Midwest Generation's sites has been fully identified, or that the activities at the Illinois Plants or any other facilities identified in the future may not result in additional environmental claims being asserted against Midwest Generation or additional investigations or remedial actions being required. See "Note 11. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 7. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash paid for interest	$154,644	$208,198
Non-cash financing – reduction in affiliate debt due to tax-allocation agreement offset	—	25,966
Non-cash financing – reduction in affiliate debt and affiliate interest due to equity contribution as part of the refinancing	—	2,190,902

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

FASB Staff Position FAS 109-1

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The primary objective of this Position is to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities under the provisions of Internal Code Section 199 effective for tax years beginning after December 31, 2004. Under FAS 109-1, recognition of the tax deduction on qualified production activities, which include the production of electricity, is ordinarily reported in the year it is earned. The deduction is calculated, and the limitations to the deduction are applied at the consolidated income tax reporting level by the parent of the affiliated group (Edison International). The benefit of the deduction is then allocated among the members of the group in proportion to each member's respective amount, if any, of income from qualified production activities. Midwest Generation will apply FAS 109-1 in computing income taxes as tax deductions related to qualified production activities are earned.

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

Statement of Financial Accounting Standards No. 153

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends and clarifies that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Beginning in the third quarter of 2005, SFAS No. 153 is applicable to nonmonetary asset exchanges. The adoption of this standard had no impact on Midwest Generation's consolidated financial statements.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation, LLC's (Midwest Generation's) current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements in this report and elsewhere. In this MD&A and elsewhere in this Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, include but are not limited to:

  •
  supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Midwest Generation's generating units have access;

  •
  the cost and availability of fuel and fuel transportation services;

  •
  the ability of Midwest Generation to provide sufficient collateral in support of its hedging activities and purchases of fuel;

  •
  the cost and availability of emission credits or allowances;

  •
  transmission congestion in and to each market area and the resulting differences in prices between delivery points;

  •
  governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the electricity industry generally, including market structure rules and environmental regulations that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities, including new plants and technologies that may be developed in the future;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  general political, economic and business conditions; and

  •
  weather conditions, natural disasters and other unforeseen events.

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

        The MD&A of this Form 10-Q discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2004, and as compared to the third quarter and nine months ended September 30, 2004. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

        The MD&A presents a discussion of Midwest Generation's financial results and analysis of its financial condition. It is presented in four major sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

Management's Overview

Introduction

        As of September 30, 2005, Midwest Generation owned or leased 5,876 megawatts (MW) of operating power plants consisting of the following:

  •
  six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

  •
  the Fisk and Waukegan on-site generating peakers consisting of 255 MW, based on summer net dependable capacity.

        Midwest Generation has entered into a contract with Edison Mission Marketing & Trading, Inc., a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. Midwest Generation has entered into a revolving credit agreement with Edison Mission Marketing & Trading in order to make revolving loans to, or have letters of credit issued on behalf of, Edison Mission Marketing & Trading, in order to provide credit support for forward contracts. Edison Mission Marketing & Trading also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation has also entered into an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

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

        The Exelon Generation power purchase agreement for coal-fired units was structured to provide significant capacity payments and lower energy payments which were primarily designed to reimburse the cost of production. The agreement also provided for substantial capacity payments during the summer months. The Illinois Plants continue to derive revenue from sales of capacity and energy. In the current wholesale energy market, energy prices are substantially higher than the energy prices previously set forth in the agreement, but capacity payments are, and are expected to remain for some time, substantially lower. As a result, the composition of Midwest Generation's revenues was significantly different in the first nine months of 2005 compared to 2004. Midwest Generation's merchant generation is subject to significant volatility as described further in "Market Risk Exposures—Commodity Price Risk."

Wholesale Energy Prices in Illinois

        Wholesale energy prices have increased substantially in 2005 from the comparable market prices in 2004 driven largely by increases in the market price of natural gas and oil. The average market price during the nine months ended September 30, 2005 at the Northern Illinois Hub (related to the Illinois Plants) increased to $44.26 per MWh, compared to the average market prices "Into ComEd" and at the Northern Illinois Hub of $29.36 per MWh during the nine months ended September 30, 2004.

Overview of Midwest Generation's 2005 Operating Performance

        Midwest Generation's net income for the third quarter and nine months ended September 30, 2005 was $107.1 million and $157.5 million, respectively, compared to a net income (loss) of $40.9 million and $(54.2) million for the third quarter and nine months ended September 30, 2004. The increase in earnings was primarily attributable to:

  •
  An increase in the average energy price of merchant generation related to the coal-fired units to $53.85 per MWh and $45.12 per MWh during the third quarter and nine months ended September 30, 2005, respectively, from $32.96 per MWh and $30.98 per MWh during the third quarter and nine months ended September 30, 2004, respectively. During the third quarter and nine months ended September 30, 2004, 53% and 56% of generation from the Illinois Plants was merchant, respectively. The remaining 2004 generation was sold under the power purchase agreements with Exelon Generation which provided for higher capacity payments and lower payments for energy (with an average energy price of $17.18/MWh for the nine months ended September 30, 2004). Average energy prices for power improved in the third quarter and nine months ended September 30, 2005, compared to the corresponding periods of 2004, driven primarily by natural gas prices and the elimination of lower contract energy prices set forth in the Exelon Generation power purchase agreements.

  •
  Generation during the third quarter and nine months ended September 30, 2005 was 8,137 GWh and 22,366 GWh, respectively, compared to 8,300 GWh and 22,178 GWh during the third quarter and nine months ended September 30, 2004, respectively. In 2004, a portion of Midwest Generation's power was sold under the power purchase agreement for coal-fired units with Exelon Generation. The unplanned outage rate at Midwest Generation was higher than last year due to higher planned maintenance, operational difficulties in returning Midwest Generation's Will County Units 1 and 2 to service this year, higher incidents of boiler outages and de-rating at the Joliet Station due to temperature limits at the nearby river used for cooling water discharge.

  •
  The second quarter of 2004 included a $63.6 million (pre-tax) loss, $39.1 million (after tax) loss, on termination and other charges related to the termination of the Collins Station lease. The third quarter of 2004 included a $12.2 million (pre-tax), $7.5 million (after tax), asset impairment and other charges related to the Collins Station. Management concluded that the Collins Station was not economically competitive in the marketplace given the generation overcapacity in the region and ceased operations effective September 30, 2004.

  •
  The third quarter of 2004 included a charge of $28.8 million (pre-tax), $17.7 million (after tax), related to impairment of six small peaking units in Illinois. In September 2004, management completed an analysis of future competitiveness in the expanded PJM Interconnection, LLC (PJM) marketplace of its eight small peaking units in Illinois. Based on this analysis, management decided to decommission six of the eight small peaking units. As a result of this decision, projected future cash flows associated with the Illinois peaking units were less than the book value of the units resulting in an impairment.

  •
  Midwest Generation had an increase of $5.4 million and a decrease of $23.5 million in fuel expenses in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The increase for the quarter was primarily attributable to additional NOx emission credit costs, partially offset by a decrease in natural gas costs due to cessation of operations at the Collins Station in late 2004. The year-to-date decrease was primarily attributable to no natural gas and fuel oil costs incurred at the Collins Station, partially offset by an increase in coal costs due to higher coal prices primarily due to price escalation under coal and transportation agreements.

  •
  Midwest Generation incurred lower interest expense in the third quarter and nine months ended September 30, 2005, compared to the corresponding periods of 2004, due to lower interest costs on its debt incurred in April 2004 compared to the intercompany debt in place during the first quarter of 2004, and due to the elimination of interest expense related to the Collins Station lease that was terminated in April 2004.

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

RESULTS OF OPERATIONS

Introduction

        This section discusses results for the third quarters and nine months of 2005 and 2004 on Midwest Generation's consolidated financial statements. As discussed further below, Midwest Generation sells all its energy into wholesale power markets through an energy services agreement with Edison Mission Marketing & Trading. Under this energy services agreement, Edison Mission Marketing & Trading enters into forward contracts with third parties and back-to-back power purchases from Midwest Generation on the same terms. For a description of the energy services agreement, see "Related Party Transactions" on page 35 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004.

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues (in millions)
Energy	$438	$195	$1,009	$549
Capacity	10	171	24	267
Other revenues	3	5	6	9
Income (loss) from price risk management	(33)	(3)	(44)	—

Total operating revenues	$418	$368	$995	$825

Statistics – Coal-Fired Generation
Generation (in GWh):
Merchant	8,137	4,408	22,366	12,417
Power purchase agreement	—	3,892	—	9,761

Total coal-fired generation	8,137	8,300	22,366	22,178

Equivalent Availability(1)	87.9%	91.9%	76.8%	81.8%
Forced outage rate(2)	9.4%	5.0%	9.0%	6.5%
Average energy price/MWh:
Merchant	$53.85	$32.96	$45.12	$30.98
Power purchase agreement	$—	$16.56	$—	$17.18
Total coal-fired generation(3)	$53.85	$25.27	$45.12	$24.90

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

(3)
The average energy price in prior year periods represents an average, weighted by generation, of energy prices earned by the merchant coal plants and energy prices earned under the power purchase agreements with Exelon Generation. Due to the structure of the power purchase agreements with Exelon Generation (with higher capacity prices and lower energy prices), the composite data in 2004 is not directly comparable to 2005 merchant energy prices.

Operating Revenues

        Operating revenues increased $50.1 million and $170.3 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004 primarily due to higher average energy prices in the first nine months of 2005 and increased generation in the first quarter of 2005. Average energy prices for power rose over 2004 driven largely by higher natural gas prices and the elimination of sales to Exelon Generation under power purchase agreements with lower contract energy prices. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

        Losses from price risk management activities increased $29.6 million and $44.4 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The 2005 increases were primarily due to significantly greater losses in 2005 on futures, swaps and power contracts compared to gains on power contracts recorded during the third quarter of 2004. These price risk management contracts were entered into to hedge the price risk related to projected sales of power through 2007 (sometimes referred to as economic hedges). However, as such contracts did not qualify for hedge accounting under SFAS No. 133, these positions are accounted for at fair value with changes in fair value recorded through earnings. Losses on these contracts are a result of increased power prices. While these positions reflect a current loss, the market price of power has increased, which will result in higher revenue recorded in future periods if power prices do not change. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of approximately $0.5 million and $4.6 million for the third quarters of 2005 and 2004, respectively, and $0.2 million for both the nine months ended September 30, 2005 and 2004, representing the amount of cash flow hedges' ineffectiveness. The ineffective portion of the cash flow hedges was primarily attributable to changes in the difference between energy prices at the delivery points set forth in the hedge contracts and the energy prices at the delivery points where power generated by the Illinois Plants is delivered into the transmission system. In addition, Midwest Generation recognized losses in 2004 on the ineffective portion of forward contracts that expired during the period.

        Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power (driven in part from higher natural gas and oil prices), this historical trend may not be applicable to quarterly revenue in the future.

Operating Expenses

        Operating expenses decreased $56.6 million and $134.3 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. Operating expenses consist of fuel, plant operations, loss on lease termination, asset impairment and other charges, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $5.4 million and decreased $23.5 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The increase in the third quarter was primarily attributable to additional NOx emission credit costs of $7.6 million, partially offset by a net decrease in fuel costs primarily due to cessation of operations at the Collins Station in late 2004. The year-to-date decrease was primarily attributable to a reduction of $41.5 million in the costs for natural gas and fuel oil related to the cessation of operations at the Collins Station, partially offset by the additional NOx emission credit costs of $7.6 million and an increase of $19.2 million in coal costs due to higher coal prices primarily due to price escalation under coal and transportation agreements.

        Plant operations expenses decreased $3.7 million and increased $21.4 million for the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The year-to-date increase was primarily due to higher plant overhaul expenses partially offset by lower property taxes related to the Collins Station.

        Asset impairment charge was $6.8 million for the nine months ended September 30, 2005. The charge was primarily associated with re-scoping a capital program related to coal dust mitigation.

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

        Depreciation and amortization expense decreased $15.6 million and $27.4 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The decreases were primarily attributable to the elimination of depreciation on the Collins Station that has been decommissioned and the peaking units as a result of impairment charges recorded in September 2004.

        Administrative and general expenses decreased $1.7 million and $7.0 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The year-to-date decrease is partially due to $2.2 million of debt restructuring costs incurred in the first quarter of 2004 with no comparable costs in 2005.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Interest income and other expense	$(113)	$(275)	$435	$(744)
Interest income from affiliate	28,262	28,299	84,822	84,931
Gain on disposal of assets	55	4	585	4
Interest expense	(50,721)	(53,138)	(154,933)	(129,543)
Interest expense to affiliate	—	—	—	(66,148)

Total other expense	$(22,517)	$(25,110)	$(69,091)	$(111,500)

        Interest expense decreased $2.4 million and increased $25.4 million in the third quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods of 2004. Interest expense in 2005 primarily relates to the debt issued by Midwest Generation in April 2004 and the lease financings of the Powerton and Joliet Stations. Interest expense in 2004 relates to the lease financings of the Collins, Powerton and Joliet Stations.

        Interest expense to affiliate in 2004 related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements. The loans were settled and terminated in April 2004. As a result, Midwest Generation no longer incurs intercompany interest costs related to this debt.

Provision (Benefit) For Income Taxes

        Midwest Generation had an effective income tax provision (benefit) rates during the first nine months of 2005 and 2004 of 39.1% and (38.6%), respectively. The effective income tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting Midwest Generation, see "Midwest Generation Notes to Consolidated Financial Statements—Note 8. New Accounting Pronouncements."

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

        On the day after the closing of the refinancing transaction, Midwest Generation's indirect parent, EME, contributed $300 million in equity to Midwest Generation, and Midwest Generation used the proceeds of this equity contribution to repay the loans outstanding under the new working capital facility. Thus, after completion of the actions outlined herein, Midwest Generation had $343 million outstanding under its term loan and $500 million of working capital facilities available for working capital requirements, including credit support for hedging activities. As of September 30, 2005, approximately $170 million was utilized under these working capital facilities. In August 2005, Midwest Generation amended its revolving credit agreement with Edison Mission Marketing & Trading to increase the maximum amount of available credit from $200 million to $500 million, in order to align the agreement with Midwest Generation's external credit arrangements.

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

Consolidated Cash Flow

        At September 30, 2005, Midwest Generation had cash and cash equivalents of $109.8 million, compared to $156.2 million at December 31, 2004. Net working capital at September 30, 2005 was $137.6 million, compared to $159.6 million at December 31, 2004. The decline in working capital during the first nine months of 2005 was primarily the result of a $283.3 million increase in net liabilities under price risk management related to electricity contracts and financial instruments and a $170.6 million capital distribution to parent, partially offset by $316.4 million in loans receivable from Edison Mission Marketing & Trading to fund collateral under margining agreements.

        Net cash provided by operating activities decreased $90.6 million in the first nine months of 2005, compared to the corresponding period of 2004. The decrease was primarily due to loans to Edison Mission Marketing & Trading for margin deposits, partially offset by higher operating income in 2005.

        Net cash used in financing activities was $90.0 million in the first nine months of 2005, compared to net cash provided by financing activities of $79.3 million in the corresponding period of 2004. In 2005, Midwest Generation paid a $170.6 million dividend to its parent and repaid $301.8 million of long-term debt using a $300 million capital contribution from its parent. The 2004 increase in net cash provided by financing activities was primarily due to increased borrowings totaling $1.74 billion. These borrowings consisted of the $1 billion of secured notes, $700 million term loan facility and the $40 million draw down under a new $200 million working capital facility. Partially offsetting these borrowings were the repayment of the capital lease obligation related to the Collins Station lease and the repayment of the $692.7 million of debt in April 2004.

        Net cash provided by investing activities increased $33.4 million in the first nine months of 2005, compared to the corresponding period of 2004. The 2005 increase was primarily due to additional net repayments of loan to affiliates and the sale of $20.0 million of auction rate security investments.

        Midwest Generation's principal sources of liquidity are cash on hand, $500 million of available credit under two working capital facilities, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

        Midwest Generation plans to spend approximately $6.9 million for the remainder of 2005 and $49.9 million and $35.4 million in 2006 and 2007, respectively, for capital expenditures. Included in the planned spending above is $0.5 million in 2005, $2.7 million in 2006 and $3.1 million in 2007 related to environmental improvements. Non-environmental expenditures will relate to projects such as dust collection/mitigation systems and various other projects. These capital expenditures are planned to be financed by cash generated from operations.

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

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, its credit agreement requires that it be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.25 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as defined in the credit agreement). During the twelve months ended September 30, 2005, the interest coverage ratio was 2.35 to 1.

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 8.75 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended September 30, 2005, the secured leverage ratio was 3.06 to 1.

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

        In January 2005, Midwest Generation made a distribution of $62 million and, as required under its credit agreement, Midwest Generation offered to prepay $20 million of the term loan, of which $5 million was accepted by certain lenders and repaid on January 24, 2005. Midwest Generation subsequently made a voluntary prepayment, as provided under the credit agreement, of $15 million on January 28, 2005. In April 2005 and October 2005, Midwest Generation made additional distributions of $109 million and $160 million, respectively.

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

Credit Rating of Edison Mission Marketing & Trading

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through its marketing affiliate, Edison Mission Marketing & Trading, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, historically, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of Edison Mission Marketing & Trading's counterparties. Currently, Midwest Generation provides credit support for forward contracts entered into by Edison Mission Marketing & Trading related to the Illinois Plants. Midwest Generation is expected to have cash on hand and $500 million of working capital facilities that can be used to provide the necessary credit support. As of September 30, 2005, approximately $170 million was utilized under these facilities.

        As of September 30, 2005, Midwest Generation had $316.4 million in loans receivable from Edison Mission Marketing & Trading. Edison Mission Marketing & Trading borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by Edison Mission Marketing & Trading upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments with various third-party suppliers during the first nine months of 2005. These additional commitments are currently estimated to be $20 million for 2005, $37 million for 2006, $78 million for 2007, $25 million for 2008, and $53 million for 2009.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extend through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the Powder River Basin. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2005 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $33 million for 2005, $61 million for 2006, $117 million for 2007, $40 million for 2008, and $77 million for 2009.

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

MARKET RISK EXPOSURES

Introduction

        As discussed further below, Midwest Generation sells all its energy into wholesale power markets. Midwest Generation's primary market risk exposures arise from fluctuations in electricity, capacity and fuel prices, emission allowances, transmission rights and interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures. See "Management's Overview; Critical Accounting Estimates" and "Liquidity and Capital Resources—Credit Ratings" for a discussion of market developments and their impact on Midwest Generation's credit and the credit of its counterparties.

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

  •
  transmission congestion in and to each market area and the resulting differences in prices between delivery points;

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

Energy Price Risk—Introduction

        Midwest Generation sells all its energy and capacity into wholesale power markets through its affiliate, Edison Mission Marketing & Trading. Edison Mission Marketing & Trading enters into forward contracts for Midwest Generation's electric output in order to provide more predictable earnings and cash flow. When appropriate, Edison Mission Marketing & Trading manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

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

Hedging Strategy

        To reduce its exposure to market risk, Midwest Generation hedges a portion of its merchant portfolio risk through Edison Mission Marketing & Trading. To the extent Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange. Hedge transactions are also entered into as forward sales to utilities and power marketing companies.

        The extent to which Midwest Generation hedges its market price risk depends on several factors. First, Midwest Generation evaluates over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with spot market sales. Second, Midwest Generation's ability to enter into hedging transactions depends upon its and Edison Mission Marketing & Trading's credit capacity and upon the forward sales markets having sufficient liquidity to enable Midwest Generation to identify appropriate counterparties for hedging transactions.

        Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for hedging transactions related to the Illinois Plants entered into by Edison Mission Marketing & Trading. Utilization of this credit facility in support of such hedging transactions is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

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

        To the extent that energy and capacity from the Illinois Plants was not sold under the power purchase agreements with Exelon Generation, it was sold on a wholesale basis through a combination of bilateral agreements, forward energy sales and spot market sales. Approximately 43% of the energy and capacity sales from the Illinois Plants in the first nine months of 2004 were made on a wholesale basis outside of the power purchase agreements.

        Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." Effective May 1, 2004, the transmission system of Commonwealth Edison was placed under the control of PJM as the Northern Illinois control area, and on October 1, 2004, the transmission system of AEP was integrated into PJM, which linked eastern PJM and the Northern Illinois control areas of the PJM system and improved access from the Illinois Plants into the broader PJM market. Further, on April 1, 2005, the Midwest Independent Transmission System Operator (MISO) commenced operation, linking the MISO footprint, including Illinois, Wisconsin, Indiana, Michigan, and Ohio, in a locational marginal pricing system similar to that of PJM.

        Since the initial expansion of PJM, Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing and is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers within the PJM system. Hedging transactions related to the generation of the Illinois units are entered into at the Northern Illinois Hub in PJM, the AEP/Dayton Hub in PJM and, with the advent of MISO, at the Cinergy Hub in MISO. Because of proximity, the Midwest Generation assets are primarily hedged with transactions at the Northern Illinois Hub, but from time to time may be hedged in limited amounts at the AEP/Dayton Hub and the Cinergy Hub. These trading hubs have been the most liquid locations for these hedging purposes. However, hedging transactions which settle at points other than the Northern Illinois Hub are subject to the possibility of basis risk. See "—Basis Risk" below for further discussion.

        Following the expansion of the PJM system described above, sales into the expanded PJM, the primary market currently available to the Illinois Plants, replaced sales previously made as bilateral sales and spot sales "Into ComEd" and "Into AEP." See "Regulatory Matters" in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of developments regarding Commonwealth Edison's joining PJM, and "—Basis Risk" below for a discussion of locational marginal pricing.

2005 Merchant Sales

        During 2005, electric power generated at the Illinois Plants has generally been sold into the PJM market. The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the new expanded western PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2005 and 2004.

	2005(1)	2004
January	$38.36	$27.88	(2)
February	34.92	29.98	(2)
March	45.75	30.66	(2)
April	38.98	27.88	(2)
May	33.60	34.05	(1)
June	42.45	28.58	(1)
July	50.87	30.92	(1)
August	60.09	26.31	(1)
September	53.30	27.98	(1)

Nine-Month Average	$44.26	$29.36

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2005:

24-Hour Northern Illinois Hub Forward Energy Prices*
2005
October	$47.40
November	49.98
December	55.85
2006 Calendar "strip"(1)	$52.74
2007 Calendar "strip"(1)	$47.61

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at September 30, 2005:

	2005	2006	2007
Megawatt hours	4,835,118	14,193,014	6,804,000
Average price/MWh(1)	$35.34	$43.02	$42.24

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

Basis Risk

        Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, there is not a liquid market for entering into these contracts at the individual plant busbars. A liquid market does exist for a settlement point known as the Northern Illinois Hub. Midwest Generation's price risk management activities use this settlement point (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. Midwest Generation's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by such forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the Northern Illinois Hub) less the cost of power at spot prices at the same designated settlement points.

        Under the PJM market design, locational marginal pricing (sometimes referred to as LMP), which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be raised or lowered relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to by Midwest Generation as "basis risk." During the past 12 months, transmission congestion in PJM has not resulted in prices at the Northern Illinois Hub being significantly different from those at the individual busbars of the Illinois Plants.

Coal Price and Transportation Risk

        The Illinois Plants use approximately 18 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements ranging from one year to six years in length. The following table summarizes the percent of expected coal requirements for the next five years that are under contract at September 30, 2005.

	2005(1)	2006	2007	2008	2009
Percent of coal requirements under contract	111%	100%	91%	32%	32%

(1)
The percentage in 2005 is calculated based on coal supply and expected generation requirements for a full year.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of Powder River Basin (PRB) coal (with 8,800 Btu content and 0.8 SO2 MMBtu content), which is purchased for the Illinois Plants, have recently increased due to curtailment of coal shipments for the remainder of 2005 due to increased PRB coal demand from the other regions (east), rail constraints (discussed below) and higher prices for SO2 allowances. On September 30, 2005, the Energy Information Administration reported the price of $12.79 per ton, which compares to 2004 prices generally below $7 per ton.

        During the first nine months of 2005, the rail lines that bring coal from the PRB to the Illinois Plants were damaged from derailments caused by heavy rains. The railroads are in the process of making repairs to these rail lines and have advised their customers, including Midwest Generation, that shipments will be curtailed by 15% to 20% during 2005. Through September 30, 2005, Midwest Generation received approximately 87% of expected shipments and expects to receive shipments of approximately 80% to 85% during the fourth quarter of 2005. Rail maintenance will continue as long as weather permits. Midwest Generation continues to work with its transportation provider to minimize any disruption of planned shipments. Based on communication with the transportation provider, Midwest Generation expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities (in thousands). The change in fair value of electricity contracts at September 30, 2005 as compared to December 31, 2004 is attributable to the increase in average market prices for power as compared to contracted prices at September 30, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	September 30, 2005	December 31, 2004
Commodity price:
Electricity contracts	$(313,919)	$4,150

        In assessing the fair value of Midwest Generation's derivative financial instruments, Edison Mission Marketing & Trading uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities, the valuation method and the related fair value of Midwest Generation's commodity price risk management assets and liabilities as of September 30, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(313,919)	$(279,175)	$(34,744)	$—	$—

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

        To manage credit risk, Edison Mission Marketing & Trading looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. Edison Mission Marketing & Trading measures, monitors and mitigates, to the extent possible, credit risk. To mitigate counterparty risk, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. Edison Mission Marketing & Trading also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. Edison Mission Marketing & Trading manages portfolio credit risk based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of Edison Mission Marketing & Trading's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

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

        For the nine months ended September 30, 2004, Exelon Generation accounted for 58% of Midwest Generation's consolidated operating revenues, 56% of which came from the power purchase agreements. For more information on Exelon Generation see "Commodity Price Risk—Pre-2005 Merchant Sales."

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate the facilities. In April 2004, Midwest Generation entered into a $700 million variable rate term loan facility due in 2011 which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. In April 2005, Midwest Generation completed a refinancing which resulted in $343 million outstanding under its term loan. In April 2004, Midwest Generation also issued $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.7 billion at September 30, 2005, compared to the carrying value of $1.5 billion.

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

Passage of Comprehensive Energy Legislation by Congress

        A comprehensive energy bill was passed by the House and Senate in July 2005 and was signed into law by the President on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act (PUHCA), for amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA), for the introduction of new regulations regarding "Transmission Operation Improvements," for Transmission Rate Reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation. A number of these provisions will require implementing regulations to be promulgated by the Federal Energy Regulatory Commission (FERC). Midwest Generation is currently assessing the potential impact of this legislation and the likely regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 57 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2004. Refer to "Market Risk Exposures" in Item 2 of this report for an update to that disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Midwest Generation's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, Midwest Generation's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

        There were no changes in Midwest Generation's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment One to Revolving Credit Agreement, dated as of August 30, 2005 by and between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC as Lender.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	November 4, 2005

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
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MARKET RISK EXPOSURES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
SIGNATURES