Form 10-K
period 2005-12-31
MIDWEST GENERATION LLC
filed 2006-03-07
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None
(Title of Class)

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

       Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2005: $0. Number of units outstanding of the registrant's Membership Interests as of February 28, 2006: 100 units (all units held by an affiliate of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)	Designated portions of Edison Mission Energy's Amendment to Form 10-K for the year ended December 31, 2005	Part III
(2)	Designated portions of the Proxy Statement relating to Edison International's 2006 Annual Meeting of Shareholders	Part III

       Each of Midwest Generation, LLC and Edison Mission Energy is an indirect wholly owned subsidiary of Edison International. Although Edison International is a large accelerated filer as defined under Exchange Act Rule 12b-2, Midwest Generation and Edison Mission Energy are non-accelerated filers. Midwest Generation and Edison Mission Energy are filing their respective annual reports on Form 10-K concurrently with Edison International's filing of its annual report on Form 10-K. Midwest Generation and Edison Mission Energy have been advised by Edison International that, prior to March 31, 2006, Edison International will file with the Securities and Exchange Commission a definitive proxy statement containing information relating to executive compensation. Edison Mission Energy will file an amendment to its Form 10-K relating to the compensation of Edison Mission Energy's executive officers concurrently with Edison International's filing of its definitive proxy statement. The amendment will include some of the executive compensation information included in Edison International's definitive proxy statement as such information pertains to Edison Mission Energy's executive officers.

       Because Midwest Generation officers receive compensation from Edison Mission Energy or Edison International and receive no compensation from Midwest Generation, the above-mentioned portions of Edison Mission Energy's amendment to its Form 10-K for the year ended December 31, 2005 and Proxy Statement relating to Edison International 2006 Annual Meeting of Shareholders, when filed, will become incorporated by reference into parts of this annual report.

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

       Concurrent with the acquisition of the Illinois Plants, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 megawatts (MW) gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases had an initial term of 33.75 years. In April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor and received title to the Collins Station as part of the transaction. Following the lease termination, Midwest Generation permanently ceased operations at the Collins Station, effective September 30, 2004, and decommissioned the plant by December 31, 2004, and all units were permanently retired from service, disconnected from the grid, and rendered inoperable, with all operating permits surrendered.

       As of December 31, 2005, Midwest Generation owned or leased 5,876 MW of operating power plants consisting of the following:

•
six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 255 MW, based on summer net dependable capacity.

       Midwest Generation has a contract with Edison Mission Marketing & Trading, Inc. (EMMT), an affiliate of Midwest Generation engaged in the power marketing and trading business, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. Midwest Generation has a revolving credit agreement with EMMT in order to make revolving loans to, or have letters of credit issued on behalf of, EMMT, to provide credit support for forward contracts. EMMT also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation also has an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

       In August 2000, Midwest Generation completed a sale-leaseback transaction with respect to the Powerton and Joliet power facilities to third-party lessors for an aggregate purchase price of

$1.367 billion. In connection with this transaction, Midwest Generation facilitated the issuance of $333.5 million 8.30% Series A Pass-Through Certificates due 2009 and $813.5 million 8.56% Series B Pass-Through Certificates due 2016 through a private placement. In 2001, these certificates were subsequently exchanged for certificates identical in all material respects, which were registered with the Securities and Exchange Commission.

       EME, Mission Energy Holding Company and Edison International are each registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2005.

       Midwest Generation's principal executive offices are located at One Financial Place, 440 South LaSalle Street, Suite 3500, Chicago, Illinois 60605, and its telephone number is (312) 583-6000.

       Midwest Generation's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

Forward-Looking Statements

       This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, include but are not limited to:

•
supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Midwest Generation's generating units have access;

•
the cost and availability of fuel and fuel transportation services;

•
market volatility and other market conditions that could increase Midwest Generation's obligations to post collateral beyond the amounts currently expected, and the potential effect of such conditions on the ability of Midwest Generation to provide sufficient collateral in support of its hedging activities and purchases of fuel;

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

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities and technologies that may be able to produce electricity at a lower cost than Midwest Generation's generating facilities and/or increased access by competitors to Midwest Generation's markets as a result of transmission upgrades;

•
operating risks, including equipment failure, availability, heat rate and output;

•
effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•
general political, economic and business conditions; and

•
weather conditions, natural disasters and other unforeseen events.

       Certain of the risk factors listed above are discussed in more detail in "Item 1A. Risk Factors" below and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures." Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

Description of the Industry

Industry Overview

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of the Public Utility Regulatory Policies Act of 1978, referred to as PURPA in this annual report, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. In addition, in the Energy Policy Act of 2005, referred to as EPAct 2005 in this annual report, Congress made several changes to PURPA and other statutory provisions recognizing that a significant market for electric power produced by independent power producers, such as Midwest Generation, has developed in the United States and indicating that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the regulatory developments discussed above, the Federal Energy Regulatory Commission, referred to as the FERC in this annual report, encouraged the formation of independent system operators (ISOs) and regional transmission organizations (RTOs). In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

Power Markets

       The Illinois Plants sell power into PJM Interconnection, LLC, commonly referred to as PJM. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as Midwest Generation, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

       All the energy and capacity from the Illinois Plants is now sold under terms, including price and quantity, negotiated by EMMT with customers through a combination of bilateral agreements, forward energy sales and spot market sales. Thus, Midwest Generation is subject to market risks related to the price of energy and capacity from the Illinois Plants. Capacity prices for merchant energy sales within PJM are, and are expected in the near term, to remain, at a level unlikely to generate significant revenue for Midwest Generation.

       On April 1, 2005, the Midwest Independent Transmission System Operator (MISO) commenced operation, linking portions of Illinois, Wisconsin, Indiana, Michigan, and Ohio, as well as other states in the region, in the MISO, where there is a bilateral market and day-ahead and real-time markets based on locational marginal pricing similar to that of PJM. While Midwest Generation does not own generating facilities within MISO, its opening has further facilitated transparency of prices and provided liquidity to support risk management strategies.

       For a discussion of the risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Competition

       Midwest Generation is subject to intense competition from energy marketers, industrial companies and other independent power producers. For a number of years until the recent upturn in its price, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation's generation portfolio, some regulated utilities are now constructing clean coal units and units powered by renewable resources, often with subsidies or under legislative mandate. These utilities enjoy a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

       Where Midwest Generation sells power from the Illinois Plants, it is subject to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel and the presence of transmission constraints. Some of Midwest Generation's competitors, such as electric utilities and distribution companies, have their own generation capacity, including nuclear generation. These companies, generally larger than Midwest Generation, have a lower cost of capital and may have competitive advantages as a result of their scale and location of their generation facilities.

Facilities Overview

The Crawford Station

       The Crawford Station is a 542 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Crawford Station occupies approximately 72 acres, inclusive of the switchyard. The operating units are referred to as Units 7 and 8 and began operations in 1958 and 1961, respectively.

       Southern Powder River Basin coal is loaded into barges at the Will County Station and delivered by barge primarily on a "just-in-time" basis supported by Crawford's on-site storage. Natural gas is used for ignition and combustion support and for full boiler operation, when economical. Peoples Energy Corporation delivers natural gas under a delivery contract that includes balancing storage, which is also shared by the Fisk Station.

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

The Joliet Station

       The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on an approximately 467-acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the leveraged lease transaction described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the Des Plaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,044 MW.

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

       Unit 6 utilizes oil for ignition and startup, while Unit 7 utilizes oil or natural gas and Unit 8 utilizes natural gas for ignition and startup. The Waukegan Station burns Southern Powder River Basin coal, which is shipped by rail by the Union Pacific Railroad.

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

       The Will County Station burns Southern Powder River Basin coal, which is shipped by rail by the Elgin, Joliet & Eastern Railway Company from interchange points with the Union Pacific Railroad. The Will County Station uses No. 2 fuel oil for ignition and combustion support, which is delivered by tanker truck to a 100,000 gallon on-site storage tank.

The Collins Station

       On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and all units were decommissioned by December 31, 2004. The Collins Station was a 2,698 MW gas and oil-fired power plant located in Grundy County, near Morris, Illinois.

On-Site and Off-Site Peaking Facilities

       The on-site peaking units of Joliet and the off-site peaking units of Calumet, Electric Junction, Lombard and Sabrooke ceased operations as of December 31, 2004 following a management analysis of the future competitiveness of eight of Midwest Generation's small peaking units in the expanded PJM marketplace in September 2004. In addition, the on-site peaking units of Crawford ceased operations as of April 21, 2005 as a result of the same management analysis. The remaining on-site peaking units consist of Fisk and Waukegan, which were commissioned in 1968.

       The Fisk and Waukegan peaking units burn No. 1 fuel oil (jet fuel). Natural gas is used by the Fisk peaking unit for ignition. Natural gas is purchased in the monthly and daily spot markets and is shipped at the seller's risk to Chicago. Peoples Gas provides delivery services, including balancing storage, to the site under tariffs approved by the Illinois Commerce Commission. Midwest Generation purchases No. 1 fuel oil and No. 2 fuel oil from bids taken annually. The oil price is tied to the Oil Price Information Service posted price (the market price) on the date of delivery. Shipments to the various sites are in tanker trucks and inventory is replenished as needed by the site. Truck delivery charges are at fixed agreed-upon prices.

Transmission

       Station units at Will County, Crawford, Waukegan, and Joliet Unit 6 are connected to Commonwealth Edison's 138 kilovolt (kV) transmission system. The Fisk Station is connected via various circuit breakers and transformers to transmission substations. The Joliet Units 7 and 8, subject to the leveraged lease transactions, and the two Powerton units deliver their power into Commonwealth Edison's 345kV transmission system.

       Prior to May 1, 2004, sales of power produced by Midwest Generation required using transmission that had to be obtained from Commonwealth Edison. As discussed previously, the Illinois Plants are now dispatched into the broader PJM market. In addition, a number of other utilities in the region participate in the MISO, where there is a single rate for transmission within the MISO.

       On November 18, 2004, the FERC issued an order eliminating regional through and out transmission rates in the region encompassed by PJM and the MISO. The effect of this order was to eliminate so-called rate pancaking between PJM and the MISO on a prospective basis. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. At the same time, the FERC also imposed a transitional revenue recovery mechanism which has created controversy and some continuing uncertainty as to its impact on transactions in the region. The mechanism required the filing of tariffs by PJM and the MISO imposing a "Seams Elimination Cost Adjustment" (SECA) to be in effect until May 1, 2006, to compensate the "new PJM companies"—AEP, Commonwealth Edison and Dayton Power & Light, among others—for lost revenues attributable to the elimination. On November 30, 2004, the FERC clarified that SECAs can be recovered for lost revenues associated with elimination of intra-RTO pancaked rates.

       The response to the November 18 and November 30 orders from the parties potentially liable for the SECAs was strongly negative. Rehearings were sought by a broad range of interests that are opposed to the imposition of SECAs. Although both PJM and the MISO have made tariff filings with the FERC that purport to comply with the orders and eliminate through and out transmission rates as of December 1, 2004, numerous protests to such filings have been made, challenging SECAs on legal and equitable grounds and demanding evidentiary hearings by the FERC. Pending further orders of the FERC and/or the outcome of future hearings, under the provisions of the PJM tariff as filed, Midwest Generation is currently not subject to SECAs with respect to its sales of power within PJM. It is not possible, however, to predict the outcome of the hearings or to rule out the possibility that Midwest Generation could be ordered in the future to pay SECAs with respect to sales within PJM after December 1, 2004.

       For further discussion of the market risks related to Midwest Generation's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Significant Customer

       In the past two fiscal years, Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 75% and 14% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2005 and 2004, respectively.

       In 2004 and 2003, Midwest Generation also derived a significant source of its operating revenues from the sale of energy and capacity to Exelon Generation primarily under three power purchase agreements. These power purchase agreements had all expired by the end of 2004. Exelon Generation accounted for approximately 54% and 67% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2004 and 2003, respectively.

Fuel Supply

       Coal is used to fuel 5,621 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern Powder River Basin of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 16 million to 20 million tons.

       All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. As of December 31, 2005, Midwest Generation leased approximately 4,400 railcars to transport the coal from the mines to the generating stations and the leases have remaining terms that range from as short as 2 months up to 15 years, with options to extend the leases or purchase some railcars at the end of the lease terms. The coal is transported nearly 1,200 miles from the mines to the Illinois Plants.

       Coal for the Fisk and Crawford Stations is first shipped by rail to the Will County Station where it is transferred from the railcars, blended as necessary to meet station specifications, and loaded into river barges. These barges are towed to the stations by an independent contractor under a transportation agreement with Midwest Generation.

       Midwest Generation has approximately 255 MW of peaking capacity in the form of simple cycle combustion turbines at the Fisk and Waukegan Stations. These units are fueled with distillate fuel oils.

       During 2005, the rail lines that bring coal from the Powder River Basin to the Illinois Plants were damaged from derailments caused by heavy rains. The railroads are in the process of making repairs to these rail lines. During 2005, Midwest Generation received sufficient quantities to meet generation requirements. Rail line maintenance is expected to continue in 2006. Based on communication with the transportation provider, Midwest Generation expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to Midwest Generation's fuel supply and coal transportation contracts.

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

Seasonality

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power, driven in part by higher natural gas and oil prices, this historical trend may not be applicable to quarterly revenue in the future. Prior to 2005, Midwest Generation's electric revenues were substantially higher during the June through September months because Midwest Generation received significantly higher capacity payments during those months under the terms of the power purchase agreements with Exelon Generation.

Regulatory Matters

General

       Midwest Generation's operations are subject to extensive regulation by government agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy (other than transmission that is "bundled" with retail sales) under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. Prior to February 8, 2006, the Securities and Exchange Commission had regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935, or PUHCA 1935, which was repealed as of that date by EPAct 2005. The enactment of PURPA and the adoption of regulations under PURPA by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA 1935 for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA 1935 for exempt wholesale generators, or EWGs, such as Midwest Generation.

The Energy Policy Act of 2005

       A comprehensive energy bill was passed by the U.S. House and Senate in July 2005 and was signed by President Bush on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of PUHCA 1935 and amendments to PURPA, for merger review reform, for the introduction of new regulations regarding "Transmission Operation Improvements," for transmission rate reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation.

       The FERC has finalized rules to implement the Congressionally mandated repeal of PUHCA 1935, effective February 8, 2006, and enactment of the Public Utility Holding Company Act of 2005 (PUHCA 2005). The repeal of PUHCA 1935 and its replacement by PUHCA 2005 effectively eliminates many of the restrictions on outside investment in the electricity industry, investment by and transactions between utilities, and geographic constraints on utility systems. PUHCA 1935 repeal is expected to enable investment in utility systems by private equity funds, financial institutions, foreign utility companies, and other non-utility companies without the burden of registration as a "public utility holding company." It also eliminates limits on investment in non-utility operations companies that were registered holding companies under PUHCA 1935, subject to other applicable regulatory limitations, as well as geographic limits on potential utility combinations. PUHCA 2005 is primarily a "books and records access" statute and does not give the FERC any new substantive authority under the Federal Power Act or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

       Under both PUHCA 1935 and PUHCA 2005, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation as an EWG. On November 9, 1999, the FERC issued an order determining that, based on the facts stated in Midwest Generation's application, Midwest Generation is an EWG. If Midwest Generation were to lose its EWG status, defaults under the covenants in Midwest Generation's agreements could be triggered.

Federal Power Act

       The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants exempt wholesale generators the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts and, after EPAct 2005, generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for the issuance of securities and partial waiver of the restrictions on interlocking directorates.

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

       In February 2005, Commonwealth Edison and the Ameren Illinois utilities filed tariffs at the Illinois Commerce Commission. The tariffs propose the adoption of what is known as a New Jersey style full requirement auction process for the procurement of power for the utilities' bundled customers beginning January 1, 2007. The proposed process could potentially allow Midwest Generation to secure multi-year power supply contracts through a competitive transparent process. The Illinois Commerce Commission unanimously approved the competitive auction process on January 24, 2006.

Transmission of Wholesale Power

       Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act, Order No. 2000, and subsequent orders.

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as exempt wholesale generators under PUHCA 1935, such as

Midwest Generation, to more effectively compete in the wholesale market. See "Regulatory Matters—U.S. Federal Energy Regulation" for further detail on legislative developments.

       In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which required utilities to offer eligible wholesale transmission customers open access on utility transmission lines on a comparable basis to the utilities' own use of the lines and directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs, and also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

       On September 16, 2005, the FERC issued a Notice of Inquiry, inviting comments on (1) whether reforms are needed to the Order No. 888 pro forma open access transmission tariff and the open access transmission tariffs of public utilities to ensure that services thereunder are just, reasonable and not unduly discriminatory or preferential; (2) the implementation of the newly established section 211A of the Federal Power Act concerning the provision of open access transmission service by unregulated transmitting utilities; and (3) section 1233 of EPAct 2005, which defines the native load service obligation.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2005, Midwest Generation employed 983 employees, approximately 752 of whom were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 15, AFL-CIO (Local 15), governing wages, certain benefits and working conditions. This agreement expired on December 31, 2005. A new agreement was reached with Local 15 with an expiration date of December 31, 2009. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2006.

       On June 28, 2001, following unsuccessful negotiations over a new collective bargaining agreement, Local 15 commenced a strike at all the Illinois Plants. With the exception of eight employees who continued working, the entire bargaining unit of approximately 1,150 employees joined the strike. During the course of the strike, fifty-three additional employees, known as crossover employees, abandoned the strike and returned to work. In late August 2001, Local 15 offered to end the strike, but the offer was not accompanied by an agreement to accept Midwest Generation's collective bargaining offer. Midwest Generation rejected Local 15's offer and instituted a partial "lockout" of striking employees only. Midwest Generation advised Local 15 that those employees who had abandoned the strike earlier in the summer would be allowed to continue working. Local 15 filed an unfair labor practice charge with the National Labor Relations Board (NLRB) and the NLRB issued a complaint which alleged that Midwest

Generation's partial lockout constituted an unlawful act because it did not extend to crossover employees and those employees who did not strike in the first instance.

       On September 30, 2004, the NLRB dismissed Local 15's complaint. Local 15 appealed the NLRB's ruling to the United States Court of Appeals for the Seventh Circuit. On October 31, 2005, the Seventh Circuit reversed the NLRB's decision and ordered that the case be sent back to the NLRB with instructions to find the partial lockout an unfair labor practice, and further ordered the NLRB to consider whether the partial lockout coerced employees into accepting Midwest Generation's contract offer. Midwest Generation and the NLRB sought and were denied rehearing of the October 31 order. Midwest Generation is evaluating its options, which include seeking review by the United States Supreme Court and pursuing relief before the NLRB. The remedies in unfair labor practice proceedings traditionally include a posting notifying employees of the unfair labor practice, a cease and desist order and, where appropriate, back pay. Given the unique facts and procedures of this case, Midwest Generation cannot predict with certainty the remedy that the NLRB might fashion.

ITEM 1A.    RISK FACTORS

Midwest Generation's operations are subject to market risks related to wholesale energy prices.

       Midwest Generation no longer sells power pursuant to long-term power purchase agreements with Exelon Generation. Thus, Midwest Generation is subject to market risks related to the price of energy, capacity, and ancillary services. The factors that influence the market prices for these products in PJM include:

•
prevailing market prices for coal, natural gas and fuel oil, and associated transportation;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities or technologies that may be able to produce electricity at a lower cost than Midwest Generation's operations and/or increased access by competitors to Midwest Generation's markets as a result of transmission upgrades;

•
transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the market structure rules established for, and regulatory developments affecting, PJM, including any price limitations and other mechanisms adopted to address volatility or illiquidity in these markets or the physical stability of the system;

•
the cost and availability of emission credits or allowances;

•
the availability, reliability and operation of competing power generation facilities, including nuclear generating plants where applicable, and the extended operation of such facilities beyond their presently expected dates of decommissioning;

•
weather conditions prevailing in PJM from time to time; and

•
changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

       In addition, unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time.

       There is no assurance that Midwest Generation will be successful in selling energy and capacity into the markets or that the prices received for the energy and capacity will generate positive cash flow. Due to the volatility of market prices in PJM for energy and capacity during the past several years, Midwest Generation cannot predict whether sales of energy and capacity to other customers or the market will be at prices sufficient to generate cash flow necessary to meet Midwest Generation's obligations. If Midwest Generation's operations do not meet these objectives, Midwest Generation may not be able to generate enough cash to service its own debt and lease obligations, which would have a material adverse effect on Midwest Generation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Midwest Generation's financial results can be affected by changes in fuel prices, fuel transportation cost increases, and interruptions in fuel supply.

       Midwest Generation's business is subject to changes in fuel costs, which may negatively affect its financial results and financial position by increasing the cost of producing power. The fuel markets can be volatile, and actual fuel prices can differ from Midwest Generation's expectations.

       Although Midwest Generation attempts to purchase fuel based on its known fuel requirements, it is still subject to the risks of supply interruptions, transportation cost increases, and fuel price volatility. In addition, fuel deliveries may not exactly match energy sales, due in part to the need to purchase fuel inventories in advance for reliability and dispatch requirements. The price at which Midwest Generation can sell its energy may not rise or fall at the same rate as a corresponding rise or fall in fuel costs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk."

Midwest Generation may not be able to hedge market risks effectively.

       Midwest Generation is exposed to market risks through its ownership and operation of the Illinois Plants. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, Midwest Generation uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. These activities, although intended to mitigate Midwest Generation's exposure, expose Midwest Generation to other risks.

       EME, directly and through a subsidiary, has historically provided credit support to its subsidiaries, including EMMT, which markets the energy and capacity from the Illinois Plants. Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by EMMT for capacity and energy generated by Midwest Generation. Although EME may provide credit support from time to time, Midwest Generation intends to use its working capital facility instead of relying on credit support from EME. Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions—EMMT Agreements."

       The effectiveness of Midwest Generation's hedging activities may depend on the amount of working capital available to post as collateral in support of these transactions, either in support of performance guarantees or as a cash margin. The amount of credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in a requirement to provide cash collateral and letters of credit in very large amounts. Without adequate liquidity to meet margin and collateral requirements, Midwest Generation could be exposed to the following:

•
a reduction in the number of counterparties willing to enter into bilateral contracts, which would result in increased reliance on short-term and spot markets instead of bilateral contracts, increasing Midwest Generation's exposure to market volatility; and

•
a failure to meet a margining requirement, which could permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

       As a result of these and other factors, Midwest Generation cannot predict with precision the effect that risk management decisions may have on its businesses, operating results or financial position.

Midwest Generation is exposed to credit and performance risk from third parties under supply and transportation contracts.

       The Illinois Plants rely on contracts for the supply and transportation of fuel and other services required for their operation. Midwest Generation's operations are exposed to the risk that counterparties will not perform their obligations. If a counterparty failed to perform under a contract, Midwest Generation would need to obtain alternate suppliers for its requirements of fuel or other services, which could result in higher costs or disruptions in its operations. Furthermore, Midwest Generation is exposed to credit risk because damages related to a breach of contract may not be recoverable. Accordingly, the failure of a supplier to fulfill its contractual obligations could have a material adverse effect on Midwest Generation's financial results.

Midwest Generation is subject to extensive energy industry regulation.

       Midwest Generation's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of a power plant, the ownership and operations of a power plant, and access to transmission. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Illinois Plants. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. For more information, see "Item 1. Business—Regulatory Matters."

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

Midwest Generation is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

       Midwest Generation's operations are subject to extensive environmental regulation. Midwest Generation is required to obtain and comply with conditions established by licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject Midwest Generation to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail Midwest Generation's operations. Midwest Generation may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to off-site waste disposal sites that have been used in its operations.

       Midwest Generation devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which Midwest Generation conducts its business and could cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected.

       Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect Midwest Generation's coal-fired plants. Also, coal plant emissions of nitrogen oxides and sulfur oxides, mercury and particulates are subject to increased controls and mitigation expenses. Additionally, the State of Illinois is contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require Midwest Generation to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If Midwest Generation cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

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

       As of December 31, 2005, Midwest Generation had $1.5 billion of long-term debt and $1.2 billion in lease financings. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated

Financial Statements—Note 7. Long-Term Debt" and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12. Lease Commitments."

       Midwest Generation's substantial amount of debt and financial obligations presents the risk that Midwest Generation might not have sufficient cash to service its indebtedness or long-term lease obligations and could limit the ability of Midwest Generation to grow its business, to compete effectively or to operate successfully under adverse economic conditions.

Midwest Generation's ability to meet its obligations under its long-term leases is dependent on payment of interest and principal on its notes receivable from EME.

       During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. The debt service payments made by EME on the intercompany notes evidencing this loan are used by Midwest Generation to make the lease payments under the Powerton and Joliet leases. Midwest Generation's ability to meet its obligations under the leases is partially dependent on receiving payment on these intercompany notes. There is no assurance that EME will have sufficient cash flow to meet its obligations under the intercompany notes or make payments on the EME guarantees of the Powerton and Joliet leases. A default by EME in the payment of these intercompany notes would result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its lease obligations could give rise to various remedies, including the right to terminate the Powerton and Joliet leases, which would result in the loss of revenues from the Powerton and Joliet power plants and would have a material adverse effect on Midwest Generation's business, results of operations and financial condition.

Competition could adversely affect Midwest Generation's business.

       The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive operating experience in the acquisition and development of power projects, larger staffs, and greater financial resources than Midwest Generation does. Further, in recent years some power markets, including PJM, have been characterized by strong and increasing competition as a result of regulatory changes and other factors which can contribute to a reduction in market prices for power from time to time. These regulatory and other changes may increase competitive pressures in this market.

       Newer plants owned by Midwest Generation's competitors are often more efficient than Midwest Generation's facilities. This may put some of Midwest Generation's facilities at a competitive disadvantage to the extent that its competitors are able to produce more power from each increment of fuel than Midwest Generation's facilities are capable of producing.

       Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect Midwest Generation's ability to compete effectively in the markets in which those entities operate.

Restrictions in the financing documents binding on Midwest Generation and its affiliates limit the ability of Midwest Generation to enter into specified transactions that it otherwise might enter into.

       EME and Mission Energy Holding Company have entered into debt agreements that contain restrictive covenants that are applicable to their subsidiaries, including Midwest Generation. Midwest Generation has not guaranteed these obligations. However, these financing documents contain restrictions on the ability of Midwest Generation to enter into specified transactions or engage in specified business activities, including, in some instances, a requirement that EME obtain the approval of Mission Energy

Holding Company's board of directors. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. These restrictions may significantly impede the ability of Midwest Generation to take advantage of business opportunities as they arise, to grow its business or compete effectively, or to develop and implement any refinancing plans in respect of its indebtedness. See "—Midwest Generation has a substantial amount of indebtedness, including long-term lease obligations" for further discussion.

       In addition, in connection with the entry by Midwest Generation or its affiliates into new financings or amendments to existing financing arrangements, Midwest Generation's financial and operational flexibility may be further reduced as a result of more restrictive covenants, requirements for security and other terms that are often imposed on sub-investment grade entities.

The Illinois Plants may be affected by general operating risks and hazards customary to the power generation industry. Midwest Generation may not have adequate insurance to cover all these hazards.

       The operation of power generation facilities involves many operating risks, including:

•
performance below expected levels of output or efficiency;

•
interruptions in fuel supply;

•
disruptions in the transmission of electricity;

•
curtailment of operations due to transmission constraints;

•
breakdown or failure of equipment or processes;

•
imposition of new regulatory, permitting or environmental requirements, or violations of existing requirements;

•
employee work force factors, including strikes, work stoppages or labor disputes;

•
operator error; and

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

       These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by the Illinois Plants or significantly increase the costs of operating them, and could also result in Midwest Generation's being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties. Equipment and plant warranties and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet Midwest Generation's obligations as they become due and could have a material adverse effect on Midwest Generation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

       Inapplicable.

ITEM 2.    PROPERTIES

       As of December 31, 2005, Midwest Generation owned a fee interest in the Illinois Plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below.

       Midwest Generation purchased all the properties, with the exception of the Collins Station, from Commonwealth Edison in December 1999. Midwest Generation assigned the right to purchase the Collins Station to third parties, who purchased the Collins Station, and entered into leases with an affiliate of Midwest Generation, who in turn subleased the plant to Midwest Generation. In April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor and received title to the Collins Station as part of the transaction. On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and decommissioned the plant by December 31, 2004. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Illinois Plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison. On December 30, 2004, Midwest Generation acquired additional property adjacent to the Collins Station from Commonwealth Edison in exchange for easements Midwest Generation granted to Commonwealth Edison at the Will County, Joliet and Powerton Stations.

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

Description of Properties

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts
Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	542
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,044
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	789
Will County Station	Romeoville, Illinois	owned	coal	1,092	(1)
Peaking Units
Fisk	Chicago, Illinois	owned	oil/gas	163
Waukegan	Waukegan, Illinois	owned	oil/gas	92

Total				5,876

Other Plant or Site
Collins Station(2)	Grundy County, Illinois	owned
Crawford peaker(3)	Chicago, Illinois	owned
Joliet peaker(4)	Joliet, Illinois	owned
Calumet peaker(4)	Chicago, Illinois	owned
Bloom peaker(5)	Chicago Heights, Illinois	owned
Electric Junction peaker(4)	Aurora, Illinois	owned
Lombard peaker(4)	Lombard, Illinois	owned
Sabrooke peaker(4)	Rockford, Illinois	owned

(1)
Operations at Will County Station Units 1 and 2 (310 MW) were returned to service in late 2004 after being suspended since January 2003.

(2)
All Collins Station units ceased operations and were decommissioned by December 31, 2004.

(3)
Peaking units ceased operations as of April 21, 2005.

(4)
Peaking units ceased operations as of December 31, 2004.

(5)
Bloom peaking units were decommissioned in 2003.

ITEM 3.    LEGAL PROCEEDINGS

       No material legal proceedings are presently pending against Midwest Generation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Inapplicable.

       Pursuant to Form 10-K's General Instruction G(3), the following information is included as an additional item in Part I of this annual report:

EXECUTIVE OFFICERS OF THE REGISTRANT

       Listed below are Midwest Generation's current executive officers and their ages and positions as of December 31, 2005.

Name, Position and Age	Position Held Continuously Since
Guy F. Gorney, 51 President	2005
John P. Finneran, Jr., 46 Vice President	1999
W. James Scilacci, 50 Vice President	2005
Deborah A. Golden(1), 51 Vice President and General Counsel	2004
Fred W. McCluskey, 46 Vice President	1999

(1)
Ms. Golden resigned as vice president and general counsel of Midwest Generation, effective January 6, 2006.

Business Experience

       Described below are the principal occupations and business activities of Midwest Generation's executive officers for the past five years in addition to their positions indicated above.

       Mr. Gorney has been vice president of Edison Mission Energy since August 2000, and president of Midwest Generation EME, LLC since June 2005. Mr. Gorney was vice president of Operations, Maintenance & Fuels for the Americas Region from January 2002 to January 2005, vice president of Operations Planning from August 2000 to January 2002 and regional vice president of Operations Planning from December 1999 to August 2000.

       Mr. Finneran has been vice president of Business Management for Edison Mission Energy since April 2005. Mr. Finneran was vice president of Edison Mission Energy and vice president Finance, Americas from July 2002 to April 2005. Mr. Finneran was vice president of Edison Mission Energy and regional vice president of Finance, Americas Region from September 1999 to July 2002.

       Mr. Scilacci has been vice president of Midwest Generation EME, LLC since April 2005 and senior vice president and chief financial officer of Edison Mission Energy since March 2005. Mr. Scilacci was senior vice president and chief financial officer of Southern California Edison Company from January 2003 to March 2005 and vice president and chief financial officer of Southern California Edison Company from January 2000 to December 2002.

       Ms. Golden was vice president of Edison Mission Energy and vice president and general counsel of Midwest Generation EME, LLC from August 2004 to January 2006. Prior to joining Edison Mission

Energy, Ms. Golden served as deputy general counsel to the governor of Illinois from January 2003 until July 2004, and served as assistant general counsel, State Regulatory Legal Affairs for SBC from 1999 to 2001.

       Mr. McCluskey has been vice president of Technical Services of Edison Mission Energy since April 2005. From January 2003 to April 2005, Mr. McCluskey was vice president of Technical Services and Partnership Management. From August 2000 to January 2003, Mr. McCluskey was vice president of Business Management. From November 1998 to August 2000, Mr. McCluskey was regional vice president of Business Development.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       All the outstanding membership interest of Midwest Generation is, as of the date hereof, owned by Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of Edison International. There is no market for Midwest Generation's membership interest.

       Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $330 million in 2005 and $88 million in 2004.

ITEM 6. SELECTED FINANCIAL DATA

       The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$1,429.4	$1,057.7	$1,052.3	$1,148.7	$1,057.5
Operating expenses
Fuel and plant operations	672.2	759.9	723.7	745.7	756.4
Loss on lease termination, asset impairment and other charges and credits(1)	7.0	104.6	1,025.3	(0.3)	—
Depreciation and amortization	141.1	169.9	171.7	175.6	166.7
Administrative and general	19.8	21.6	23.8	25.4	30.2

	840.1	1,056.0	1,944.5	946.4	953.3

Operating income (loss)	589.3	1.7	(892.2)	202.3	104.2
Interest and other expense	(90.1)	(138.5)	(233.4)	(227.6)	(258.3)

Income (loss) before income taxes	499.2	(136.8)	(1,125.6)	(25.3)	(154.1)
Provision (benefit) for income taxes	196.8	(58.2)	(436.9)	(9.5)	(56.4)

Income (loss) before accounting change	302.4	(78.6)	(688.7)	(15.8)	(97.7)
Cumulative effect of change in accounting, net of tax	(1.2)	—	(0.1)	—	—

Net income (loss)	$301.2	$(78.6)	$(688.8)	$(15.8)	$(97.7)

(1)
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Expenses" for more information regarding loss on lease termination, asset impairment and other charges in 2005, 2004 and 2003.

	As of December 31,
	2005	2004	2003	2002	2001
	(in millions)
BALANCE SHEET DATA
Assets	$5,802.3	$5,683.5	$5,662.6	$6,500.6	$6,772.6
Current liabilities	446.4	251.8	981.7	1,179.1	230.1
Long-term debt	1,499.5	1,660.5	2,085.9	2,502.6	3,672.0
Lease financing	1,140.8	1,244.7	2,159.6	2,169.8	2,179.6
Other long-term obligations	197.9	164.1	103.3	191.8	227.3
Member's equity	2,517.7	2,362.4	332.1	457.3	463.5
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
CASH FLOW DATA
Cash provided by (used in) operating activities	$145.3	$190.5	$97.2	$171.3	$(39.1)
Cash provided by (used in) financing activities	(256.3)	(37.8)	(94.8)	(77.7)	132.3
Cash provided by (used in) investing activities	78.9	(33.0)	(40.6)	(71.6)	(56.3)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this MD&A, or that refers to or incorporates this MD&A, may also contain forward-looking statements in this MD&A and elsewhere. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Item 1. Business—Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the risks, uncertainties and other important factors that could cause results to differ, or otherwise could impact Midwest Generation. Additional information about risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

       This MD&A presents a discussion of Midwest Generation's financial results and analysis of its financial condition. It is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING ESTIMATES

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

       Midwest Generation plans to operate 5,876 MW of power plants in 2006 consisting of:

•
six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 255 MW, based on summer net dependable capacity.

       Midwest Generation's power plants are located in the control area managed by PJM. For further discussion, see "Item 1. Business—Description of the Industry—Power Markets," "Transmission," and "Regulatory Matters."

       The energy and capacity from the Illinois Plants are sold under terms, including price and quantity, negotiated by EMMT, on behalf of Midwest Generation, to customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

       Midwest Generation's operating income increased substantially during 2005 due to higher wholesale energy prices driven largely by increases in the market price of natural gas and oil. The average market price during 2005 at the Northern Illinois Hub increased to $46.39 per MWh, compared to the average market price of $29.52 per MWh during 2004 at "Into ComEd" and at the Northern Illinois Hub. Prior to 2005, Midwest Generation derived a substantial amount of its revenues under power purchase agreements with Exelon Generation, all of which had expired by the end of 2004.

Overview of Midwest Generation's Operating Performance

       Midwest Generation's net income (loss) was $301.2 million, ($78.6) million and ($688.7) million in 2005, 2004 and 2003, respectively. The 2005 increase in earnings was primarily attributable to:

•
An increase in the average energy price earned by Midwest Generation related to the coal-fired units to $46.68/MWh in 2005 compared to $24.84/MWh in 2004 and $22.27/MWh in 2003. During 2004 and 2003, 56% and 49% of generation from the Illinois Plants was merchant plant generation, respectively. The remaining 2004 and 2003 generation was sold under the power purchase agreements with Exelon Generation, which provided for higher capacity payments and lower payments for energy (with an average energy price of $17.46/MWh in 2004). Average energy prices increased in 2005, as compared to 2004 and 2003, driven primarily by higher natural gas prices and the elimination of lower contract energy prices set forth in the Exelon Generation power purchase agreements.

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

•
The third quarter of 2004 included a charge of $28.8 million (pre-tax), $17.7 million (after tax), related to impairment of six small peaking units. In September 2004, management completed an analysis of future competitiveness of Midwest Generation's eight small peaking units in the expanded PJM marketplace. Based on this analysis, management decided to decommission six of the eight small peaking units. As a result of this decision, projected future cash flows associated with the peaking units were less than the book value of the units, resulting in an impairment.

•
An increase in sales of emission allowances in 2005, as compared to 2004, due to higher market prices.

•
A decrease in fuel expenses in 2005 as compared to 2004. The 2005 decrease was attributable to there being no natural gas and fuel oil costs incurred at the Collins Station, partially offset by an increase in coal costs from higher coal prices primarily due to price escalation under coal and transportation agreements.

•
A decrease in interest expense in 2005, as compared to 2004. The 2005 decrease was due to the elimination of interest expense related to intercompany debt and related to the Collins Station lease, since April 2004, when the intercompany debt was refinanced and when the Collins Station lease was terminated. The 2005 decrease was partially offset by a full year of interest in 2005 versus approximately eight months of interest in 2004 on Midwest Generation's senior notes, term loan and working capital facilities.

Obligations of Indirect Parent Companies of Midwest Generation

       In July 2001, Mission Energy Holding Company, the parent company of EME and indirect parent of Midwest Generation, issued $800 million of notes due 2008. The financing documents entered into by Mission Energy Holding Company contain financial and investment covenants restricting EME and its subsidiaries. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases, significantly limit or prohibit Midwest Generation's ability to, among other things, incur, refinance and prepay debt, make capital expenditures, make distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to make distributions, engage in mergers and consolidations, make capital expenditures, or engage in speculative transactions. See "Item 1A. Risk Factors—Restrictions in the financing documents binding on Midwest Generation and its affiliates limit the ability of Midwest Generation to enter into specified transactions that it otherwise might enter into" for further discussion.

Critical Accounting Estimates

Introduction

       The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates, and they have a material impact on Midwest Generation's results of operations and financial position.

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

       Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of Midwest Generation's long-term power sales and fuel supply agreements related to its generation activities either: (1) do not meet the definition of a derivative, or (2) qualify as normal purchases and sales and are, therefore, recorded on an accrual basis. Determining the fair value of derivatives under SFAS No. 133 is a critical accounting estimate because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credit risks, market liquidity and discount rates. See "Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

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

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that Midwest Generation considers important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. At December 31, 2005, the expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets. During 2004 and 2003, Midwest Generation recorded impairment charges of $39.1 million and $1.025 billion, respectively, related to specific assets. See "Results of Operations—Operating Expenses" for additional discussion.

Contract Indemnity

       Midwest Generation has agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Indemnity Provided as Part of the Acquisition from Commonwealth Edison." Midwest Generation engaged an independent actuary during 2004 with extensive experience in performing asbestos studies to estimate future losses based on its claims experience and other available information. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that the filing date of asbestos claims will not be after 2045. At December 31, 2005, Midwest Generation recorded a liability related to this contract indemnity of $67.4 million.

Income Taxes

       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Midwest Generation uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See

"Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Income Taxes" for additional details.

       As part of the process of preparing its consolidated financial statements, Midwest Generation is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's balance sheet. At December 31, 2005, Midwest Generation had net federal and California state deferred tax assets of $275.8 million. The deferred tax assets primarily relate to net operating loss carryforwards that are available to reduce future taxable income. The net operating losses primarily relate to tax deductions from the termination of the Collins Station lease and subsequent decommissioning of the power plant. In assessing the realization of Midwest Generation's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of Midwest Generation's deferred income tax assets depends upon its ability to generate taxable income in the future (which under Midwest Generation's tax-allocation agreement is not subject to a net operating loss carryforward period). On a quarterly basis, management evaluates the recoverability of its deferred tax assets based upon forecasted taxable income to ensure there is adequate support for the realization of the deferred tax assets. While management has considered future taxable income in assessing the need for a valuation allowance, in the event management were to determine that Midwest Generation would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset balance as of December 31, 2005 will be realized.

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

	Years Ended December 31,
	2005	2004	2003
Operating Revenues (in millions)
Energy revenues	$1,445	$758	$667
Capacity revenues	27	289	380
Other revenues	10	15	8
Loss from price risk management	(53)	(4)	(3)

Total operating revenues	$1,429	$1,058	$1,052

Statistics—Coal-Fired Generation
Generation (in GWh):
Merchant	30,953	17,133	13,561
Power purchase agreement	—	13,435	13,949

Total coal-fired generation	30,953	30,568	27,510

Equivalent availability(1)	79.6%	84.4%	82.7%
Forced outage rate(2)	7.8%	5.4%	7.7%
Average energy price/MWh:
Merchant	$46.68	$31.11	$26.57
Power purchase agreement	$—	$17.46	$18.08
Total coal-fired generation(3)	$46.68	$24.84	$22.27
Average fuel costs/MWh	$12.40	$11.60	$11.28

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

(3)
The average energy price in prior year periods represents an average, weighted by generation, of energy prices earned by the merchant coal plants and energy prices earned under the power purchase agreements with Exelon Generation. Due to the structure of the power purchase agreements with Exelon Generation (with higher capacity prices and lower energy prices), the composite data in 2004 and 2003 is not directly comparable to 2005 merchant energy prices.

Operating Revenues

       Operating revenues increased $371.6 million in 2005 compared to 2004 and $5.5 million in 2004 compared to 2003. The 2005 increase was primarily due to higher average energy prices. The increase in average energy prices was driven largely by higher natural gas prices and the elimination of sales to Exelon Generation under power purchase agreements with lower contract energy prices. The 2004 increase was primarily due to higher energy revenues of $89.9 million from increased merchant generation and higher merchant energy prices, offset by a $91.1 million decrease in capacity revenue resulting from the reduction in megawatts contracted under the power purchase agreements with Exelon Generation. Midwest Generation currently earns minimal capacity revenues from its merchant activities.

       During 2003 and 2004, one unit at the Collins Station was available for sale into the wholesale power market. Due to the substantial increase in natural gas prices in 2003 and 2004, the marginal cost of generation generally exceeded the spot price for energy. As a result, merchant sales from the Collins Station were minimal during 2003 and 2004. Midwest Generation permanently ceased operations at all Collins Station units on September 30, 2004 after termination of the Collins Station lease.

       Losses from price risk management were $53.3 million, $3.6 million and $3.1 million in 2005, 2004 and 2003, respectively. The 2005 increase was primarily due to significant price increases in 2005 on power contracts that did not qualify for hedge accounting under SFAS No. 133 resulting in losses. These energy contracts were entered into to hedge the price risk related to projected sales of power through 2007 (sometimes referred to as economic hedges). The 2005 losses included $30.2 million related to 2005 hedge contracts, which related to activities reported as energy revenues and $23.1 million unrealized losses related to 2006 and 2007 hedge contracts. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

       The 2004 losses were primarily related to power contracts that did not qualify for hedge accounting under SFAS No. 133. The 2003 losses primarily reflect a mark-to-market adjustment of $2.7 million related to an option under which Midwest Generation had to purchase energy from Calumet Energy Team LLC, which is accounted for as a derivative under SFAS No. 133.

       Due to higher electric demand resulting from warmer weather during the summer months, electric revenues are generally higher during the third quarter of each year. However, as a result of recent increases in market prices for power, driven in part by higher natural gas and oil prices, this historical trend may not be applicable to quarterly revenue in the future.

Operating Expenses

       Operating expenses decreased $215.9 million in 2005 compared to 2004 and $888.4 million in 2004 compared to 2003. Operating expenses consist of fuel, sale of emission allowances, plant operations, loss on lease termination, asset impairment and other charges, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses decreased $23.5 million in 2005 compared to 2004, and increased $6.1 million in 2004 compared to 2003. The 2005 decrease was primarily attributable to a reduction of $42.7 million in the costs for natural gas and fuel oil related to the cessation of operations at the Collins Station, partially offset by an increase of $27.6 million in coal costs primarily due to higher coal prices from price escalation under coal and transportation agreements. The 2004 increase was primarily due to higher fuel costs at the coal plants resulting from increased generation, partially offset by lower fuel costs at the Collins Station and peaking units.

       Sale of emission allowances income increased $36.4 million in 2005 compared to 2004, and $15.3 million in 2004 compared to 2003. Midwest Generation sold excess sulfur dioxide (SO2) emission allowances primarily to affiliates in all three years. The 2005 and 2004 increases are due to an increase in the market price of SO2 emission allowances.

       Plant operations expenses decreased $27.8 million in 2005 compared to 2004, and increased $45.5 million in 2004 compared to 2003. The 2005 decrease was primarily due to a $56 million charge recorded during the fourth quarter of 2004 related to an estimate of possible future payments related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999. There was no similar charge recorded in 2005. Partially offsetting this decrease in 2005 were higher plant overhaul expenses. The 2004 increase was due to the asbestos claims charge explained above partially offset by lower property taxes at the Collins Station, lower plant overhaul expenses and lower railcar lease costs. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities—Indemnity Provided as Part of the Acquisition from Commonwealth Edison" for a discussion of the contract indemnity agreement with Commonwealth Edison.

       Asset impairment charges for 2005 consisted of $7.0 million primarily associated with a redefined capital program related to coal dust mitigation.

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

       Depreciation and amortization expense decreased $28.8 million in 2005 compared to 2004 and $1.8 million in 2004 compared to 2003. The 2005 decrease was primarily attributable to the elimination of depreciation on the Collins Station since September 30, 2004 and the peaking units since June 30, 2004, as a result of impairments and decommissioning. The decrease in 2004 and 2003 was primarily due to the elimination of depreciation and amortization on the portion of the Collins Station and eight peaking units as a result of the impairment charges taken in 2004 and 2003. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback which is being amortized over the term of the lease and the Collins Station lease through its termination in April 2004.

Other Income (Expense)

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Interest income and other expense	$848	$(551)	$(490)
Interest income from affiliate	113,084	113,229	113,354
Gain on disposal of assets	3,226	(1,042)	—
Interest expense	(207,271)	(184,016)	(124,391)
Interest expense to affiliate	—	(66,148)	(221,845)

Total other expense	$(90,113)	$(138,528)	$(233,372)

       In 2005, Midwest Generation recorded gains on asset disposal primarily related to the sale of Collins Station equipment. In 2004, Midwest Generation recorded a loss on asset disposal related to various station equipment.

       Interest expense increased $23.3 million in 2005 compared to 2004 and $59.6 million in 2004 compared to 2003. The 2005 increase was primarily due to a full year of interest in 2005 versus approximately eight months of interest in 2004 on Midwest Generation's 8.75% second priority senior secured notes, first priority secured institutional term loan and working capital facilities. The increase was partially offset by lower lease financing interest from the termination of the Collins Station lease. Interest expense in 2004 relates to $1.74 billion in new debt entered into by Midwest Generation in April 2004 in addition to the lease financings of the Powerton and Joliet Stations and the Collins Station through April 27, 2004. Interest expense in 2003 relates to the lease financings of the Collins, Powerton and Joliet Stations. All debt in 2003 related to affiliates.

       Interest expense to affiliate was zero in 2005 and decreased $155.7 million in 2004 compared to 2003. Interest expense to affiliate in 2004 and 2003 related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements that were settled and terminated in April 2004.

Provision (Benefit) For Income Taxes

       Midwest Generation had effective income tax provision (benefit) rates of 39.4%, (42.5)% and (38.8)% in 2005, 2004 and 2003, respectively. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

Cumulative Effect of Change in Accounting Principle

Statement of Financial Accounting Standard Interpretation No. 47

       Effective December 31, 2005, Midwest Generation adopted Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). For further discussion of FIN 47 refer to "New Accounting Pronouncements." Midwest Generation recorded a $1.2 million, after tax, decrease to net income as the cumulative effect of the adoption of FIN 47.

Statement of Financial Accounting Standards No. 143

       Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. On January 1, 2003, Midwest Generation recorded a $74,000, after tax, decrease to net income as the cumulative effect of the adoption of SFAS No. 143.

Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. Midwest Generation had provided $328.1 million and $9.8 million to EMMT as of December 31, 2005 and 2004, respectively, which EMMT used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $500 million.

       Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances.

       Midwest Generation compensates EMMT in accordance with the following table with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy	$.02/MWh
Capacity	$.02/MW-day
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by EMMT were $1.5 million, $1.8 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Midwest Generation had receivables due from EMMT of $203.6 million and $51.8 million at December 31, 2005 and 2004, respectively. The increase in receivable balance in 2005 is due to higher sales of power and emissions by Midwest Generation through EMMT in the month of December 2005 as compared to the month of December 2004.

       Midwest Generation entered into several transactions through EMMT to sell surplus or purchase SO2 and NOx allowances to or from other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received by Midwest Generation was $54.7 million, $26.1 million and $10.3 million during 2005, 2004 and 2003, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the service fee for each of the years ended December 31, 2005, 2004 and 2003 was $1.1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $113.1 million, $113.2 million and $113.4 million during 2005, 2004 and 2003, respectively.

Loan Agreements with Edison Mission Overseas Co.

       Edison Mission Midwest Holdings used the proceeds of the loan under the credit agreement that it entered into in December 1999 (a total of approximately $1.8 billion) to make an equity investment in its wholly owned subsidiary, Edison Mission Overseas Co., which in turn loaned the money to Midwest Generation. Edison Mission Overseas and Midwest Generation entered into a subordinated loan agreement with terms matching the terms of Edison Mission Midwest Holdings' credit agreement. Under the terms of the subordinated loan agreement, Midwest Generation was required to make payments to Edison Mission Overseas similar to those payments made by Edison Mission Midwest Holdings under its credit agreement. The obligations of Edison Mission Midwest Holdings were guaranteed by Midwest Generation. In April 2004, Midwest Generation refinanced the borrowings of approximately $693 million (plus accrued interest and fees) under the subordinated loan agreement with proceeds of its $1.7 billion notes issuance and term loan. Midwest Generation then also settled the outstanding balance on the subordinated revolving loan agreement with Edison Mission Overseas with an equity contribution of approximately $2.2 billion from Edison Mission Midwest Holdings.

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

       Amounts included in due from affiliates on the balance sheet associated with this tax-allocation agreement totaled $13.0 million at December 31, 2005.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison

International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2005, 2004 and 2003 were $125.7 million, $138.1 million and $134.2 million, respectively. Midwest Generation had a $0.9 million net receivable due from Edison International at December 31, 2005 and a $4.9 million net payable due to Edison International at December 31, 2004 related to these programs.

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

Agreements with Midwest Generation EME, LLC

Contribution of Services/Management and Administration Agreement

       Midwest Generation EME, LLC is Midwest Generation's indirect parent and provided executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $2.5 million and $10.6 million for the first quarter of 2004 and the year ended December 31, 2003, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying consolidated financial statements. In April 2004, Midwest Generation EME and Midwest Generation entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2005 and 2004 were $13.1 million and $15.7 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2005, 2004 and 2003 were $6.9 million, $6.1 million and $6.3 million, respectively.

       Midwest Generation had payables of $1.5 million and $2.6 million due to Midwest Generation EME at December 31, 2005 and 2004, respectively, related to these agreements.

New Accounting Pronouncements

       In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. Midwest Generation does not expect the adoption of this standard to have a material impact on Midwest Generation's consolidated financial statements.

       In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations (AROs), an interpretation of SFAS 143. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. This interpretation became effective as of December 31, 2005 for Midwest Generation. Midwest Generation identified conditional AROs related to asbestos removal and disposal costs at its owned buildings and power plant facilities and at retired structures leased at the Powerton Station. Midwest Generation recorded a $1.2 million, after tax, charge as a cumulative effect adjustment for asbestos removal and disposal activities associated with retired Powerton structures that are currently scheduled for demolition in 2007. Midwest Generation has not recorded a liability related to the owned structures because it cannot reasonably estimate fair value of the obligation at this time. The range of time over which Midwest Generation may settle this obligation in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Financing Developments

       On December 15, 2005, Midwest Generation completed a refinancing of indebtedness. The refinancing was effected through the amendment and restatement of Midwest Generation's existing credit facility, previously amended and restated on April 18, 2005. The credit facility, as previously amended and restated, provided for approximately $343 million of first priority secured institutional term loans due in 2011 and $500 million of first priority secured revolving credit, working capital facilities, $200 million due in 2009 and $300 million due in 2011, with a lender option to require prepayment in 2010.

       The refinancing consisted of, among other things, a reduction in the interest rate applicable to the term loan and the working capital facilities, and a modification of financial covenants. After giving effect to the refinancing, all the facilities carry a lower interest rate of LIBOR + 1.75%. The maturity date of the repriced term loan remains 2011. The previously existing working capital facilities were combined into one $500 million facility, maturing in 2011, with a lender option to require prepayment in 2010. Also, as part of the refinancing, Midwest Generation's financial covenants were modified, with its consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters required to be at least 1.40 to 1 (increased from 1.25 to 1), and its secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter required to be no greater than 7.25 to 1 (reduced from 8.75 to 1).

       As of December 31, 2005, Midwest Generation had $333 million outstanding under its term loan and a $500 million working capital facility available for working capital requirements, including credit support for hedging activities. As of December 31, 2005, approximately $175 million was utilized under the working capital facility.

Consolidated Cash Flow

       At December 31, 2005, Midwest Generation had cash and cash equivalents of $124.1 million, compared to $156.2 million at December 31, 2004. Net working capital at December 31, 2005 was $395.4 million, compared to $159.6 million at December 31, 2004. The increase in working capital was primarily the result of $328.1 million in loans receivable from EMMT, which loans were made by Midwest Generation, to fund collateral under margining agreements, a $151.8 million increase in receivables from EMMT related to power sales and emission sales, partially offset by a $180.6 million increase in net liabilities under price risk management related to electricity contracts and financial instruments and a $49.0 million increase in the current portion due from lease financings.

       Net cash provided by operating activities totaled $145.3 million, $190.5 million and $97.2 million in 2005, 2004 and 2003, respectively. Midwest Generation's significant profits in 2005 contributed to net cash provided by operating activities, partially offset by the timing of cash receipts and disbursements related to working capital items, as described above.

       Net cash used in financing activities totaled $256.3 million, $37.8 million and $94.8 million in 2005, 2004 and 2003, respectively. In 2005, Midwest Generation paid a $330.2 million distribution to its parent, repaid $493.0 million of long-term debt, received a $300 million capital contribution from its parent and borrowed $328.4 million of long-term debt. In 2004, Midwest Generation refinanced all its affiliate debt by completing a $1 billion private offering of secured notes and borrowing $700 million under a new term loan facility. Midwest Generation used these proceeds primarily to pay off the $692.7 million of debt that was due to its affiliate in December 2004 and to make the approximately $960 million termination payment under the Collins Station lease. Midwest Generation settled the remaining balance of its affiliate debt by receiving a $2.2 billion non-cash equity contribution from its parent. Midwest Generation also entered into a new $200 million working capital facility that replaced a prior facility, of which $40 million had been drawn during 2004 and subsequently paid off by December 31, 2004. In 2004, Midwest Generation generated excess cash flow as defined in its new credit agreement which allowed Midwest Generation to make an $87.9 million cash distribution to its parent.

       Net cash provided by (used in) investing activities totaled $78.9 million, $(33.0) million and $(40.6) million in 2005, 2004 and 2003, respectively. The 2005 increase in cash provided by investing activities was primarily due to an increase in the proceeds received from the sale of excess S02 allowances, proceeds received from the sale of Collins Station assets and the sale of $20.0 million of auction rate security investments. The 2004 decrease in cash used in investing activities was attributable to higher proceeds received from the sale of excess S02 allowances and lower capital expenditures, partially offset by net purchases of auction rate securities of $20 million and a $9.8 million net loan advance to EMMT under its revolving credit agreement.

       Midwest Generation's principal sources of liquidity are cash on hand, $500 million of available credit under its working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

       Midwest Generation plans to spend $49.9 million, $35.4 million and $18.3 million in 2006, 2007 and 2008, respectively, for capital expenditures. These expenditures will primarily be for non-environmental related projects such as upgrades to dust collection/mitigation systems and various other projects. Included in the planned spending above is $2.7 million, $3.1 million and $6.3 million related to environmental improvements. Midwest Generation plans to finance these capital expenditures by cash generated from operations.

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

Covenants in Credit Agreement

       In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

•
At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended December 31, 2005, the interest coverage ratio was 6.40 to 1.

•
Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended December 31, 2005, the secured leverage ratio was 1.99 to 1.

       In addition, Midwest Generation's distributions are limited in amount. Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of its excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributed to the equity contribution equals the amount of the equity contribution. Because EME made a $300 million equity contribution to Midwest Generation on April 19, 2005, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to that equity contribution equals $300 million. After taking into account Midwest Generation's most recent distribution in January 2006, $177 million of the equity contribution is still available for this purpose. To the extent Midwest Generation makes a distribution which is not fully attributed to an equity contribution, Midwest Generation is required to make concurrently with such distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the amount attributed to the equity contribution.

       In January 2005, Midwest Generation made a distribution of $61 million and, as required under its credit agreement, Midwest Generation offered to prepay $20 million of the term loan, of which $5 million was accepted by certain lenders and repaid on January 24, 2005. Midwest Generation subsequently made a voluntary prepayment, as provided under the credit agreement, of $15 million on January 28, 2005. In April 2005 and October 2005, Midwest Generation made additional distributions of $109 million and $160 million, respectively. On January 24, 2006, Midwest Generation made a distribution of $185 million to Edison Mission Midwest Holdings.

Covenants in Indenture

       Midwest Generation's indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit agreement. Failure to achieve the conditions required for distributions will not result in a default under the indenture, nor does the indenture contain any other financial performance requirements.

Powerton-Joliet Lease Payments

       As part of the sale-leaseback of the Powerton and Joliet Stations, Midwest Generation loaned the proceeds (in the original amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. There is no assurance that EME will have sufficient cash flow to meet these obligations. For additional discussion, see "Results of Operations—Related Party Transactions—Notes Receivable from EME." Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. If EME fails to pay under its guarantee, including payments due under the Powerton-Joliet leases in the event that Midwest Generation could not make such payments, this would result in an event of default under the Powerton and Joliet leases. This event would have a material adverse effect on Midwest Generation.

Credit Ratings

Overview

       The credit ratings for EME, Midwest Generation and EMMT are as follows:

	Moody's Rating	S&P Rating
EME	B1	B+
Midwest Generation:
First priority senior secured rating	Ba3	BB-
Second priority senior secured rating	B1	B
EMMT	Not Rated	B+

       Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. In order to support Midwest Generation's forward sales and hedging, historically, EME (which also has a below investment grade credit rating) provided collateral in the form of cash and letters of credit for the benefit of EMMT's counterparties. Currently, Midwest Generation provides credit support for forward contracts entered into by EMMT related to the Illinois Plants. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide the necessary credit support. As of December 31, 2005, approximately $175 million was utilized under this facility.

       As of December 31, 2005, Midwest Generation had $328.1 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by

EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

       Midwest Generation anticipates that sales of its power through EMMT may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements and increases in merchant sales could further increase the need for credit support related to price risk management activities. Midwest Generation is able to provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to its merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that Midwest Generation will be able to provide sufficient credit support to EMMT.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes Midwest Generation's significant contractual obligations as of December 31, 2005.

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt(1)	$2,411.4	$120.8	$242.9	$242.1	$1,805.6
Lease financing	1,851.3	184.9	369.9	354.9	941.6
Operating lease obligations	144.3	19.4	33.0	24.5	67.4
Purchase obligations:
Capital improvements	7.1	7.1	—	—	—
Calumet Energy Team contract	20.5	3.8	7.9	8.4	0.4
Fuel supply contracts	494.2	152.9	196.5	125.6	19.2
Coal transportation	653.3	219.8	280.5	153.0	—
Employee benefit plan contribution(2)	7.9	7.9	—	—	—

Total Contractual Obligations	$5,590.0	$716.6	$1,130.7	$908.5	$2,834.2

(1)
See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 7. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity. Amount also includes interest payments over life of debt.

(2)
Amount includes estimated contribution to the pension and postretirement benefits other than pensions plans. The estimated contributions beyond 2006 are not available. For more information, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 10. Employee Benefit Plans."

Lease Financing

       In August 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton-Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. Midwest Generation loaned the proceeds from the sale of the facilities to EME. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, which began January 2, 2001. EME guarantees Midwest Generation's payments under the leases. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. Midwest Generation can make lease payments from the principal and interest payments it receives from EME under the intercompany notes as well as Midwest Generation's cash flow from operating activities. However, in certain situations, the Powerton-Joliet lease documentation restricts the ability of Midwest Generation to use cash flow from its operating activities to make lease payments. Midwest Generation is also required to pay operating expenses and other expenses, including interest and principal on its debt. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases. For more information on Midwest Generation's loans to EME, see "Item 1A. Risk Factors."

       In the event of a default under the leases, each lessor can exercise all its rights under the applicable lease, including repossessing the power plant and seeking monetary damages. Each lease sets forth a termination value payable upon termination for default and in certain other circumstances, which generally declines over time and in the case of default may be reduced by the proceeds arising from the sale of the repossessed power plant. A default under the terms of a lease could result in a loss of Midwest Generation's ability to use the power plant subject to that lease, and would have a material adverse effect on Midwest Generation's results of operations and financial position.

Calumet Energy Team Contract

       At December 31, 2005, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs.

Fuel Supply Contracts

       At December 31, 2005, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. The remaining contracts' lengths range from one year to seven years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses.

Coal Transportation Agreements

       At December 31, 2005, Midwest Generation had contractual commitments for the transport of coal to its facilities, with remaining contract lengths that range from two years to six years. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the Powder River Basin. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts.

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 185 and 195 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2005. Midwest Generation had recorded a $67.4 million liability at December 31, 2005 related to this matter.

       The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Tax Matters

       Midwest Generation is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. Matters raised upon tax audit may involve substantial amounts, which, if resolved unfavorably, could possibly be material, though Midwest Generation does not believe such an unfavorable resolution is likely to occur. In Midwest Generation's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon Midwest Generation's financial condition or results of operations.

Off-Balance Sheet Transactions

       Midwest Generation has off-balance sheet activities related to operating leases in place for equipment, primarily leased barges and railcars that have terms which range from as short as 2 months to 15 years. See "—Contractual Obligations, Commitments and Contingencies" for Midwest Generation's minimum operating lease obligations.

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

Federal—United States of America

Clean Air Act

Clean Air Interstate Rule—

       On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also reduces regional NOx emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

       Midwest Generation expects that compliance with the CAIR and the regulations and revised state implementation plans developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions fleetwide, Midwest Generation at this time cannot accurately estimate the cost to meet these obligations. Midwest Generation's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation—

       The Clean Air Mercury Rule (CAMR), published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOx emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the United States Environmental Protection Agency (US EPA).

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Litigation has been filed challenging the US EPA's rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR. As a result of these challenges, the CAMR rules may change.

       If Illinois implements the CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, Midwest Generation may have the option to purchase mercury emission allowances, to install pollution control equipment, to otherwise alter its operations to reduce mercury emissions, or to implement some combination thereof. Because the mercury state implementation plans are not due until the fourth quarter of 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because Midwest Generation cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. Additional capital costs, particularly for the Illinois coal units, related to these regulations could be required in the future and they could be material. Midwest Generation's approach to meeting these obligations will continue to be based upon an ongoing assessment of applicable legal requirements and market conditions.

National Ambient Air Quality Standards—

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on Midwest Generation's facilities to further reduce their emissions of SO2, NOx and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

       On January 17, 2006, the US EPA proposed revisions to its fine particulate standard. Under the proposal, the annual standard would remain the same but the 24-hour fine particulate standard would be significantly lowered. The US EPA is under court order to issue a final rule in December 2006. If the US EPA retains its proposed new 24-hour standard or lowers the annual standard, states may be required to impose further emission reductions beyond what would be necessary to meet the existing standards. Although Midwest Generation may incur substantial costs or experience financial impacts as a result of any new standards, the uncertainties associated with this ongoing rulemaking at this time render Midwest Generation unable to accurately estimate the costs to meet any such obligation. Midwest Generation anticipates, however, that any such further emission reduction obligations would not be imposed until 2010 at the earliest.

Regional Haze—

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop implementation plans by December 2007. It is possible that sources that are subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the more stringent CAIR. However, until the state implementation plans are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements—

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act New Source Review (NSR) compliance issues at the nation's coal-fired power plants. The

NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. Midwest Generation has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

       In response to conflicting court decisions concerning the applicable emissions test used to determine whether an operational or physical change at an electric generating station would require the plant to install additional pollution controls, the US EPA, on October 13, 2005, proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

       In October 2005, the US EPA announced a revised NSR strategy to take account of recent US EPA rulemakings, such as the CAIR and regional haze rules, affecting coal-fired power plants. Under the revised strategy, while the US EPA will continue to pursue filed cases and cases in active negotiation, it intends to shift its future enforcement focus from coal-fired power plants to other sectors where compliance assurance activities have the potential to produce significant environmental benefits.

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to these same plants. Under date of February 1, 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation has provided responses to these requests. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to Midwest Generation's facilities. See also "State—Illinois—Air Quality."

       Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by Midwest Generation to assess what implications, if any, they will have on the operation of its power plants or on Midwest Generation's results of operations or financial condition.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed National Pollutant Discharge Elimination System (NPDES) wastewater discharge permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement/ entrainment may be required. Midwest Generation has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.

       After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, the Attorneys General for six states, a utility trade association and several individual electric power generating companies. These cases have been consolidated and transferred to the United States Court of Appeals for the Second Circuit. A briefing schedule has been established for the case and a decision is not expected until sometime in 2006. The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA. Although the Phase II rule could have a material impact on Midwest Generation's operations, Midwest Generation cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the legal challenges mentioned above which may affect the obligations imposed by the rule.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of specific pollutants from electric utility generating stations. These bills would mandate reductions in emissions of NOx, SO2 and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in its current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, Midwest Generation is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation

       Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs to remediate releases of hazardous substances from such facilities even where the disposal of such wastes was undertaken in compliance with applicable laws. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million at December 31, 2005 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

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

State—Illinois

Air Quality

       Beginning with the 2003 ozone season (May 1 through September 30), Midwest Generation has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan. This regulation is a State of Illinois requirement. Each of the Illinois Plants complied with this standard in 2004. Beginning with the 2004 ozone season, the Illinois Plants became subject to the federally mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the SO2 (acid rain) trading program already in effect. Midwest Generation has qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized, as needed, to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

       During 2004, the Illinois Plants stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants used banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, Midwest Generation plans to continue to purchase allowances while evaluating the cost and benefits of various technologies to determine whether any additional pollution controls should be installed at the Illinois Plants.

       On January 5, 2006, Illinois Governor Rod Blagojevich announced that he was directing the Illinois Environmental Protection Agency to draft rules that would impose state limits on mercury emissions from coal-fired power plants which would be more stringent than the US EPA's CAMR issued in May 2005. Illinois is required to submit a state implementation plan (SIP) for CAMR to the US EPA by November 17, 2006. The Governor or his spokespersons have said that rules to be submitted to the Illinois Pollution Control Board will require a 90% reduction in mercury emissions averaged across company-owned Illinois generators and a minimum reduction of 75% for individual generating units by June 30, 2009. A 90% reduction at each generating unit would be required by 2013. Buying or selling of emission allowances under the CAMR federal cap and trade program would be prohibited. The Pollution Control Board must act on proposed rules submitted by the Illinois EPA after evidentiary hearings, including the presentation and cross-examination of expert testimony. After the Pollution Control Board adopts rules, they must be submitted to the General Assembly's Joint Committee on Administrative Rules for notice, hearing, and adoption, rejection or modification. Rules adopted through such state proceedings are also subject to court appeal. Midwest Generation is not able at this time to predict the final form of these rules or provide an estimate of their financial impact.

       During 2006, the Illinois EPA is expected to begin the process of developing a SIP to implement the federal CAIR which requires reductions in NOx and SO2. This SIP is to be submitted to the US EPA by September 11, 2006. The Illinois EPA has also begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates. These SIPs will be developed with the intent of bringing non-attainment areas, such as Chicago, into attainment. They are expected to deal with all emission sources, not just power generators, and to address emissions of NOx, SO2, and Volatile Organic Carbon. These SIPs are to be submitted to the US EPA by June 15, 2007 for 8-hour ozone, and by April 5, 2008 for fine particulates. Midwest Generation is not able at this time to predict the final form of the SIPs or to estimate their financial impact.

Water Quality

       The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. If the existing use classification is changed, the limits on the temperature of the discharges from the Joliet and Will County plants may be made more stringent. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards are still being developed. Accordingly, Midwest Generation is not able to estimate the financial impact of potential changes to the water quality standards. However, the cost of additional cooling water treatment, if required, could be substantial.

Climate Change

       The Kyoto Protocol on climate change officially came into effect on February 16, 2005. Under the Kyoto Protocol, the United States would have been required, by 2008-2012, to reduce its greenhouse gas emissions, such as carbon dioxide, by 7% from 1990 levels. Under the Bush administration, however, the United States has chosen not to pursue ratification of the Kyoto Protocol. Instead, the Bush administration has proposed several alternatives to mandatory reductions of greenhouse gases.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. Also, in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Midwest Generation was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to reduce substantially its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

MARKET RISK EXPOSURES

Introduction

       Midwest Generation sells all its energy into wholesale power markets. Midwest Generation's primary market risk exposures arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. Additionally, Midwest Generation's financial results can be affected by fluctuations in interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.

       This section discusses these market risk exposures under the following headings:

Commodity Price Risk

Overview

       Midwest Generation's revenues and results of operations of its merchant power plants will depend upon prevailing market prices for capacity, energy, ancillary services, emission allowances or credits, coal, natural gas and fuel oil, and associated transportation costs in PJM. Among the factors that influence the price of energy, capacity and ancillary services in PJM are:

•
prevailing market prices for coal, natural gas and fuel oil, and associated transportation;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities and/or technologies that may be able to produce electricity at a lower cost than the Illinois Plants and/or increased access by competitors to Midwest Generation's markets as a result of transmission upgrades;

•
transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the market structure rules to be established for, and regulatory developments affecting, PJM, including any price limitations and other mechanisms adopted to address volatility or illiquidity in these markets or the physical stability of the system;

•
the cost and availability of emission credits or allowances;

•
the availability, reliability and operation of competing power generation facilities, including nuclear generating plants where applicable, and the extended operation of such facilities beyond their presently expected dates of decommissioning;

•
weather conditions prevailing in surrounding areas from time to time; and

•
changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

       A discussion of commodity price risk for the Illinois Plants is set forth below.

Introduction

       Midwest Generation sells all its energy and capacity into wholesale power markets through EMMT. EMMT enters into forward contracts for Midwest Generation's electric output in order to provide more predictable earnings and cash flow. When appropriate, EMMT manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

       Midwest Generation's operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       In addition to prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units is expected to vary from unit to unit.

       EMMT uses "value at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

Hedging Strategy

       To reduce its exposure to market risk, Midwest Generation hedges a portion of its merchant portfolio risk through EMMT. To the extent that Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange. Hedge transactions are also entered into as forward sales to utilities and power marketing companies.

       The extent to which Midwest Generation hedges its market price risk depends on several factors. First, Midwest Generation evaluates over-the-counter market prices to determine whether sales at forward market prices are sufficiently attractive compared to assuming the risk associated with fluctuating spot market sales. Second, Midwest Generation's ability to enter into hedging transactions depends upon its and EMMT's credit capacity and upon the forward sales markets having sufficient liquidity to enable Midwest Generation to identify appropriate counterparties for hedging transactions.

       Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for hedging transactions related to the Illinois Plants entered into by EMMT. Utilization of this credit facility in support of these hedging transactions provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "—Credit Risk," below.

Energy Price Risk

       All the energy and capacity from the Illinois Plants is sold under terms, including price and quantity, negotiated by EMMT, an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. As discussed further below, power generated at the Illinois Plants has generally been sold into the PJM market. Capacity prices for merchant energy sales within PJM are, and are expected in the near term to remain, substantially lower than those Midwest Generation received under the power purchase agreements with Exelon Generation.

       Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." Effective May 1, 2004, the transmission system of Commonwealth Edison was placed under the control of PJM as the Northern Illinois control area, and on October 1, 2004, the transmission system of AEP was integrated into PJM, linking eastern PJM and the Northern Illinois control areas of the PJM system and allowing the Illinois Plants to be dispatched into the broader PJM market. Further, on April 1, 2005, MISO commenced operation, linking portions of Illinois, Wisconsin, Indiana, Michigan, and Ohio, as well as other states in the area, in the MISO, where there is a bilateral market and day-ahead and real-time markets based on locational marginal pricing similar to that of PJM.

       Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing and is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers within the PJM system. Hedging transactions related to the generation of the Illinois units are entered into at the Northern Illinois Hub in PJM, the AEP/Dayton Hub in PJM and, with the advent of MISO, at the Cinergy Hub in MISO. Because of proximity, the Illinois Plants are primarily hedged with transactions at the Northern Illinois Hub, but from time to time may be hedged in limited amounts at the AEP/Dayton Hub and the Cinergy Hub. These trading hubs have been the most liquid locations for these hedging purposes. However, hedging transactions which settle at points other than the Northern Illinois Hub are subject to the possibility of basis risk. See "—Basis Risk" below for further discussion.

       The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the western PJM control area and are physically connected to high-voltage transmission lines serving this market.

       The following table depicts the average historical market prices for energy per megawatt-hour during 2005 and 2004.

	2005(1)	2004
January	$38.36	$27.88	(2)
February	34.92	29.98	(2)
March	45.75	30.66	(2)
April	38.98	27.88	(2)
May	33.60	34.05	(1)
June	42.45	28.58	(1)
July	50.87	30.92	(1)
August	60.09	26.31	(1)
September	53.30	27.98	(1)
October	49.39	30.93	(1)
November	44.03	29.15	(1)
December	64.99	29.90	(1)

Yearly Average	$46.39	$29.52

(1)
Represents average historical market prices for energy as quoted for sales into the Northern Illinois Hub. Energy prices were calculated at the Northern Illinois Hub delivery point using hourly real-time prices as published by PJM.

(2)
Represents average historical market prices for energy "Into ComEd." Energy prices were determined by obtaining broker quotes and other public price sources for "Into ComEd" delivery points.

       Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Illinois Plants into these markets may vary materially from the forward market prices set forth in the table below.

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2006 and calendar year 2007 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub during 2005:

	24-Hour Northern Illinois Hub Forward Energy Prices*
	2006	2007
January 31, 2005	$34.67	$33.85
February 28, 2005	36.52	35.61
March 31, 2005	41.49	40.49
April 29, 2005	41.52	39.73
May 31, 2005	40.15	39.45
June 30, 2005	42.73	42.17
July 29, 2005	44.66	43.17
August 31, 2005	51.29	46.79
September 30, 2005	52.74	47.61
October 31, 2005	49.52	43.38
November 30, 2005	53.75	47.73
December 30, 2005	53.08	46.66

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

       The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at December 31, 2005:

	2006	2007
Megawatt hours	15,047,414	11,004,000
Average price/MWh(1)	$44.29	$48.04

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2005 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

Basis Risk

       Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for a settlement point known as the Northern Illinois Hub. Midwest Generation's price risk management activities use this settlement point (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. Midwest Generation's revenues with respect to such forward contracts include:

•
sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

•
sales to third parties at the price under such hedging contracts at designated settlement points (generally the Northern Illinois Hub) less the cost of power at spot prices at the same designated settlement points.

       Under the PJM market design, locational marginal pricing, which establishes hourly prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to by Midwest Generation as "basis risk." During 2005, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants.

Coal Price and Transportation Risk

       The Illinois Plants use approximately 18 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements with terms ranging from three years to eight years. The following table summarizes the percent of expected coal requirements for the next five years that were under contract at December 31, 2005.

	2006	2007	2008	2009	2010
Percent of coal requirements under contract	100%	91%	32%	32%	33%

       Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of Powder River Basin (PRB) coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants, significantly increased in 2005 due to the curtailment of coal shipments during 2005 due to increased PRB coal demand from other regions (east), rail constraints (discussed below), higher oil and natural gas prices and higher prices for SO2 allowances. On December 30, 2005, the Energy Information Administration reported the price of coal to be $18.48 per ton, which compares to 2004 prices of generally below $7 per ton.

       During 2005, the rail lines that bring coal from the PRB to the Illinois Plants were damaged from derailments caused by heavy rains. The railroads are in the process of making repairs to these rail lines. During 2005, Midwest Generation received sufficient quantities to meet generation requirements. Rail line maintenance is expected to continue in 2006. Based on communication with the transportation provider, Midwest Generation expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2005 as compared to 2004 is attributable to the increase in average market prices for power as compared to contracted prices at December 31, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	December 31, 2005	December 31, 2004
	(in thousands)
Commodity price:
Electricity contracts	$(203,882)	$4,150

       In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. A 10% change in the market price at December 31, 2005 would increase or decrease the fair value of outstanding derivative commodity price contracts by $142.3 million. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity price risk management assets and liabilities as of December 31, 2005 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(203,882)	$(176,490)	$(27,392)	$—	$—

Credit Risk

       In conducting Midwest Generation's price risk management activities, EMMT contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

       The obligations of Midwest Generation under the senior secured notes and credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See "Results of Operations—Related Party Transactions—EMMT Agreements."

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

       In addition, coal for the Illinois Plants is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Illinois Plants do not currently have an investment grade credit rating and, accordingly, Midwest Generation may have limited recourse to collect damages in the event of default by a supplier. Midwest Generation seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

       Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 75% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2005. Moody's Investor Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default is shared by all members based upon a predetermined formula.

Interest Rate Risk

       Interest rate changes affect the cost of capital needed to operate the facilities. Midwest Generation has a $333 million variable rate term loan facility due in 2011 and a $500 million working capital facility, maturing in 2011, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. Based on the amount of variable rate debt outstanding on December 31, 2005, a 100 basis point change in interest rates at December 31, 2005 would increase or decrease Midwest Generation's 2006 annual income before taxes by approximately $5.0 million.

       Midwest Generation also has $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.6 billion at December 31, 2005, compared to the carrying value of $1.5 billion. A 10% increase in market interest rates at December 31, 2005 would result in a decrease in the fair value of Midwest Generation's total long-term obligations by approximately $87.7 million. A 10% decrease in market interest rates at December 31, 2005 would result in an increase in the fair value of Midwest Generation's total long-term obligations by approximately $101 million.

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

Internal Control over Financial Reporting

       There were no changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

       None.

MIDWEST GENERATION, LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003 and December 31, 2005.

PricewaterhouseCoopers LLP
Los Angeles, California
March 6, 2006

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Revenues
Energy and capacity revenues from marketing affiliate	$1,472,043	$492,152	$365,141
Energy revenues	—	282,750	302,227
Capacity revenues	—	271,280	379,804
Other revenues	10,689	15,207	8,189
Loss from price risk management	(53,347)	(3,625)	(3,105)

Total operating revenues	1,429,385	1,057,764	1,052,256

Operating Expenses
Fuel	383,746	407,264	401,153
Sale of emission allowances	(62,253)	(25,873)	(10,552)
Plant operations	350,708	378,493	333,012
Loss on lease termination, asset impairment and other charges	7,023	104,652	1,025,332
Depreciation and amortization	141,129	169,921	171,714
Administrative and general	19,771	21,593	23,837

Total operating expenses	840,124	1,056,050	1,944,496

Operating income (loss)	589,261	1,714	(892,240)

Other Income (Expense)
Interest and other income	113,932	112,677	112,864
Gain on disposal of assets	3,226	(1,042)	—
Interest expense	(207,271)	(250,163)	(346,236)

Total other expense	(90,113)	(138,528)	(233,372)

Income (loss) before income taxes	499,148	(136,814)	(1,125,612)
Provision (benefit) for income taxes	196,814	(58,199)	(436,945)

Income (Loss) Before Accounting Change	302,334	(78,615)	(688,667)
Cumulative effect of change in accounting, net of tax (Note 3)	(1,159)	—	(74)

Net Income (Loss)	$301,175	$(78,615)	$(688,741)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$124,118	$156,154
Short-term investments	—	20,000
Accounts receivable	—	32,210
Due from affiliates	193,311	58,795
Fuel inventory	39,542	40,182
Spare parts inventory	18,636	17,726
Loans to affiliate for margin deposits	328,051	—
Interest receivable from affiliate	56,210	56,282
Assets under price risk management	1,861	20,543
Deferred taxes	70,734	—
Other current assets	9,355	9,493

Total current assets	841,818	411,385

Property, Plant and Equipment	4,198,503	4,216,464
Less accumulated depreciation	851,917	747,952

Net property, plant and equipment	3,346,586	3,468,512

Notes receivable from affiliate	1,362,017	1,373,567
Deferred taxes	205,067	384,325
Long-term assets under price risk management	737	—
Other assets	46,052	45,707

Total Assets	$5,802,277	$5,683,496

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$15,892	$17,833
Accrued liabilities	78,267	73,267
Due to affiliates	6,043	17,330
Interest payable	60,498	65,010
Liabilities under price risk management	178,352	16,393
Current maturities of long-term obligations	3,450	7,000
Current portion of lease financing	103,927	54,953

Total current liabilities	446,429	251,786

Lease financing, net of current portion	1,140,760	1,244,688
Long-term obligations	1,499,546	1,660,518
Long-term liabilities under price risk management	28,129	—
Benefit plans and other long-term liabilities	169,756	164,082

Total Liabilities	3,284,620	3,321,074

Commitments and Contingencies (Notes 11 and 12)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding (Note 1)	—	—
Additional paid-in capital	3,404,279	3,434,488
Accumulated deficit	(776,332)	(1,077,507)
Accumulated other comprehensive income (loss)	(110,290)	5,441

Total Member's Equity	2,517,657	2,362,422

Total Liabilities and Member's Equity	$5,802,277	$5,683,496

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In thousands)

	Membership Interests	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2002	$—	$680,515	$(222,225)	$(999)	$457,291
Contributions	—	550,000	—	—	550,000
Non-cash contribution of services	—	10,618	—	—	10,618
Net loss	—	—	(688,741)	—	(688,741)
Other comprehensive income	—	—	—	2,905	2,905

Balance at December 31, 2003	—	1,241,133	(910,966)	1,906	332,073

Non-cash equity contribution	—	2,190,902	—	—	2,190,902
Non-cash contribution of services	—	2,453	—	—	2,453
Net loss	—	—	(78,615)	—	(78,615)
Other comprehensive income	—	—	—	3,535	3,535
Cash distribution to parent	—	—	(87,926)	—	(87,926)

Balance at December 31, 2004	—	3,434,488	(1,077,507)	5,441	2,362,422

Equity contribution	—	300,000	—	—	300,000
Net income	—	—	301,175	—	301,175
Other comprehensive loss	—	—	—	(115,731)	(115,731)
Cash distribution to parent	—	(330,209)	—	—	(330,209)

Balance at December 31, 2005	$—	$3,404,279	$(776,332)	$(110,290)	$2,517,657

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Net Income (Loss)	$301,175	$(78,615)	$(688,741)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $17,051, $21,653 and $6,219 for 2005, 2004 and 2003, respectively	(26,682)	(33,886)	(9,764)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $56,907, $(23,915) and $(8,073) for 2005, 2004 and 2003, respectively	(89,049)	37,421	12,669

Other comprehensive income (loss)	(115,731)	3,535	2,905

Comprehensive Income (Loss)	$185,444	$(75,080)	$(685,836)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$301,175	$(78,615)	$(688,741)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,989	172,676	171,714
Non-cash contribution of services	—	2,453	10,618
(Gain) loss on disposal of assets	(3,226)	1,067	—
Gain on sale of emission allowances	(62,253)	(25,873)	(10,552)
Loss on lease termination, asset impairment and other charges	7,023	104,652	1,025,332
Deferred taxes	109,265	(55,174)	(402,458)
Cumulative effect of change in accounting, net of tax	1,159	—	74
Decrease in accounts receivable	32,210	6,497	22,383
Increase in due to/from affiliates	(145,803)	(3,072)	(61,200)
Decrease (increase) in inventory	(425)	21,201	14,286
Increase in loans to affiliate for margin deposits	(328,051)	—	—
Decrease in interest receivable from affiliate	72	68	45
Decrease (increase) in other current assets	(6,443)	1,032	16,319
Decrease in accounts payable	(1,941)	(7,966)	(6,534)
Increase (decrease) in accrued liabilities	5,000	2,928	(20,636)
Increase (decrease) in interest payable	(4,512)	(13,675)	40,397
Increase (decrease) in other liabilities	3,774	60,754	(13,945)
Increase in net liabilities under price risk management	92,301	1,517	125

Net cash provided by operating activities	145,314	190,470	97,227

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	—	20,000	20,000
Repayments of subordinated long-term debt with affiliate	—	(712,704)	(1,046,604)
Borrowings from credit revolver	—	40,666	460,460
Repayments of credit revolver	—	—	(68,848)
Issuance of long-term debt	328,437	1,740,000	—
Repayment of long-term debt	(492,959)	(72,482)	—
Capital contributions from parent	300,000	—	550,000
Cash distribution to parent	(330,209)	(87,926)	—
Repayment of capital lease obligation	(54,954)	(931,185)	(9,792)
Financing costs	(6,577)	(34,176)	—

Net cash used in financing activities	(256,262)	(37,807)	(94,784)

Cash Flows From Investing Activities
Capital expenditures	(31,975)	(32,817)	(37,862)
Proceeds from sale of assets	9,131	44	—
Proceeds from sale of emission allowances	62,253	25,873	10,552
Decrease (increase) in restricted cash	7,953	2,000	(14,329)
Sale of short-term investments	20,000	43,125	202,375
Purchase of short-term investments	—	(63,125)	(202,375)
Loan to affiliates	—	(156,274)	—
Repayment of loan to affiliates	11,550	148,130	1,079

Net cash provided by (used in) investing activities	78,912	(33,044)	(40,560)

Net increase (decrease) in cash and cash equivalents	(32,036)	119,619	(38,117)
Cash and cash equivalents at beginning of period	156,154	36,535	74,652

Cash and cash equivalents at end of period	$124,118	$156,154	$36,535

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

       Midwest Generation, LLC, which is referred to as Midwest Generation, is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of EME. EME is a wholly owned subsidiary of Mission Energy Holding Company and is an indirect wholly owned subsidiary of Edison International. Midwest Generation is a Delaware limited liability company formed on July 12, 1999 by the issuance of 100% of its membership interests to Edison Mission Midwest Holdings Co. for one hundred dollars. No additional interests have been issued. Subsequent capital contributions received from Edison Mission Midwest Holdings Co. have been recorded as additional paid-in capital. The amount outstanding for the membership interests is not reflected on the face of the Balance Sheet due to rounding to the nearest thousand. Midwest Generation was formed for the purpose of obtaining financing and acquiring, owning and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Illinois Plants, for the purpose of producing electric energy.

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

       Concurrent with the acquisition of the Illinois Plants, Midwest Generation assigned its right to purchase the Collins Station, a 2,698 MW gas and oil-fired generating station located in Illinois, to four third-party entities. After this assignment, and the purchase of the facility by the third parties, an affiliate of Midwest Generation leased and Midwest Generation subleased the Collins Station. Each of the leases and subleases had an initial term of 33.75 years. In April 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor and received title to the Collins Station as part of the transaction. On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and decommissioned the plant by December 31, 2004. For further discussion, see Note 4—Loss on Lease Termination, Asset Impairment and Other Charges.

       As of December 31, 2005, Midwest Generation owned or leased 5,876 megawatts (MW) of operating power plants consisting of the following:

•
six coal-fired generating plants consisting of 5,621 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 255 MW, based on summer net dependable capacity.

       In connection with the acquisition of the Illinois Plants, Midwest Generation entered into three separate five-year power purchase agreements for the coal-fired stations, the Collins Station and the peaker stations with Commonwealth Edison, which were subsequently assigned to its affiliate, Exelon Generation. The Collins Station power purchase agreement was terminated on September 30, 2004 and the other power purchase agreements expired on December 31, 2004. For the year ended December 31, 2003, Exelon Generation accounted for approximately 67% of Midwest Generation's consolidated operating revenue, 65% of which came from the power purchase agreements. For the year ended December 31, 2004, Exelon Generation accounted for approximately 54% of Midwest Generation's operating revenue, 52% of which came from the power purchase agreements. As each of the power purchase agreements has expired, Midwest Generation now sells all its energy and capacity into the wholesale power markets.

       Midwest Generation has entered into a contract with Edison Mission Marketing & Trading, Inc. (EMMT), a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. In April 2004, Midwest Generation entered into a revolving credit agreement with EMMT in order to make revolving loans to, or have letters of credit issued on behalf of, EMMT, in order to provide credit support for forward contracts. EMMT also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation has also entered into an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

Note 2. Summary of Significant Accounting Policies

Reclassifications

       Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Management's Use of Estimates in Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires Midwest Generation to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

       Cash equivalents include time deposits and other investments totaling $124 million and $154 million at December 31, 2005 and 2004, respectively, with maturities of three months or less.

Short-term Investments

       Short-term investments consist of marketable securities that are categorized as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2004, the fair value of short-term investments was approximately $20 million, and consisted of auction rate securities rated AAA or Aaa by S&P or Moody's, respectively, with interest rate reset dates of less than thirty days. Midwest Generation sold all $20 million of its investment in auction rate securities and had no purchases in 2005. At December 31, 2005, Midwest Generation had no short-term investments.

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

       As part of the acquisition of the Illinois Plants, Midwest Generation acquired emission allowances under the United States Environmental Protection Agency's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, Midwest Generation intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, Midwest Generation has classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances are amortized over the estimated lives of the Illinois Plants on a straight-line basis.

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

Revenue Recognition

       Midwest Generation records revenue and related costs as electricity is generated or services are provided unless Midwest Generation is subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and does not qualify for the normal sales and purchases exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, Midwest Generation records settlement of non-trading physical forward contracts on a gross basis. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Deferred Financing Costs

       Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs amounted to $7.6 million in 2005 and $2.8 million in 2004.

Derivative Instruments

       SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. The coal contracts either do not qualify as derivatives under SFAS No. 133 or meet the normal sales and purchases exception. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

       SFAS No. 133 sets forth the accounting requirements for cash flow hedges. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

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

       The amount included in due from affiliates on the balance sheet associated with this tax-allocation agreement totaled $13.0 million at December 31, 2005.

       Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 151

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of 2006. Midwest Generation does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Note 3. Asset Retirement Obligations

       Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on Midwest Generation's financial statements ($74,000, after tax, decrease to net income as the cumulative effect of adoption of SFAS No. 143).

       In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations (AROs), an interpretation of SFAS 143. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. This interpretation became effective as of December 31, 2005 for Midwest Generation. Midwest Generation identified conditional AROs related to asbestos removal and disposal costs at its owned buildings and power plant facilities and at retired structures leased at the Powerton Station. Midwest Generation recorded a $1.2 million, after tax, charge as a cumulative effect adjustment for asbestos removal and disposal activities associated with retired Powerton structures that are currently scheduled for demolition in 2007. Midwest Generation has not recorded a liability related to the owned structures because it cannot reasonably estimate fair value of the obligation at this time. The range of time over which Midwest Generation may settle this obligation in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques.

       Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2005	2004	2003
	(in thousands)
Beginning balance	$291	$265	$241
Cumulative effect of accounting change	1,900	—	—
Accretion expense	29	26	24

Ending balance	$2,220	$291	$265

       The pro forma net income effect of adopting FIN 47 is not shown due to its immaterial impact on Midwest Generation's results of operations. The pro forma liability for conditional AROs is not shown due to the immaterial impact on Midwest Generation's consolidated balance sheet.

Note 4. Loss on Lease Termination, Asset Impairment and Other Charges

       During 2004, Midwest Generation recorded loss on lease termination, asset impairment and other charges of $104.7 million. On April 27, 2004, Midwest Generation terminated the Collins Station lease through a negotiated transaction with the lease equity investor. Midwest Generation made a lease termination payment of approximately $960 million. This amount represented the $774 million of lease debt outstanding, plus accrued interest, and the amount owed to the lease equity investor for early termination of the lease. Midwest Generation received title to the Collins Station as part of the transaction. Midwest Generation recorded a pre-tax loss of approximately $65.5 million (approximately $40.2 million after tax) due to termination of the lease and the planned decommissioning of the asset. Included in the pre-tax loss is a $2.7 million inventory reserve for excess spare parts at the Collins Station and $1.9 million pre-tax loss for fuel oil inventory.

       Following the termination of the Collins Station lease, Midwest Generation announced plans on May 28, 2004 to permanently cease operations at the Collins Station by December 31, 2004 and decommission the plant. By the fourth quarter of 2004, the Collins Station was decommissioned and all units were permanently retired from service, disconnected from the grid and rendered inoperable with all operating permits surrendered. In September 2004, Midwest Generation recorded a pre-tax impairment charge of $10.3 million resulting from the termination of the power purchase agreement effective September 30, 2004 for the two units at the Collins Station that remained under contract. In addition, Midwest Generation recognized a $4.5 million pre-tax charge for exit costs related to reducing the workforce in Illinois during the fourth quarter of 2004.

       In September 2004, management completed an analysis of future competitiveness in the expanded PJM Interconnection, LLC (PJM) marketplace of its eight remaining small peaking units. Based on this analysis, management decided to decommission six of the eight small peaking units. As a result of the decision to decommission the units, projected future cash flows associated with the peaking units were less than the book value of the units resulting in an impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets." During the third quarter of 2004, Midwest Generation recorded a pre-tax impairment charge of $28.8 million (approximately $17.7 million after tax).

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

Note 5. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2003	$1,906	$1,906
Change for 2004	3,535	3,535

Balance at December 31, 2004	5,441	5,441
Change for 2005	(115,731)	(115,731)

Balance at December 31, 2005	$(110,290)	$(110,290)

       Unrealized losses on cash flow hedges, net of tax, at December 31, 2005, include unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than Midwest Generation's contract prices. The increase in the unrealized losses during 2005 resulted from a combination of new hedges for 2006 and 2007 and an increase in market prices for power driven largely by higher natural gas and oil prices.

       As Midwest Generation's hedged positions are realized, $93.4 million, after tax, of the net unrealized losses on cash flow hedges at December 31, 2005 are expected to be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2007.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $(2.5) million, $0.5 million and $(0.4) million during the years ended December 31, 2005, 2004 and 2003, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in income (loss) from price risk management in the consolidated income statements.

Note 6. Property, Plant and Equipment

       At December 31, 2005 and 2004, property, plant and equipment consisted of the following:

	2005	2004
	(in thousands)
Land	$33,209	$33,209
Power plant facilities	1,929,889	1,942,636
Emission allowances	834,203	834,203
Construction in progress	25,118	29,176
Equipment, furniture and fixtures	10,410	10,794
Plant and equipment under lease financing	1,365,674	1,366,446

	4,198,503	4,216,464
Less accumulated depreciation	851,917	747,952

Property, plant and equipment, net	$3,346,586	$3,468,512

       In connection with Midwest Generation's financing activities, Midwest Generation has given first and second priority security interests in substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, the receivables of EMMT directly related to Midwest Generation's hedge activities, and the pledge of the intercompany notes from EME (approximately $1.4 billion at December 31, 2005). The amount of assets pledged or mortgaged totals approximately $2.9 billion at December 31, 2005. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged. Emission allowances have not been pledged.

       Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $42.6 million, $43.0 million and $55.8 million for 2005, 2004 and 2003, respectively. Accumulated amortization related to the leased facilities was $228.0 million, $185.6 million and $147.6 million at December 31, 2005, 2004 and 2003, respectively.

Note 7. Long-Term Debt

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. At December 31, 2005 and 2004, $1 billion remained outstanding. Concurrent with the issuance of the notes, Midwest Generation entered into a term loan and working capital facility, which terms have been amended as discussed below.

       On December 15, 2005, Midwest Generation completed a refinancing of indebtedness. The refinancing was effected through the amendment and restatement of Midwest Generation's existing credit facility previously amended and restated on April 18, 2005. The credit facility, as previously amended and restated, provided for approximately $343 million of first priority secured institutional term loans due in 2011 and $500 million of first priority secured revolving credit, working capital facilities, $200 million due in 2009 and $300 million due in 2011, with a lender option to require prepayment in 2010.

       The refinancing consisted of, among other things, a reduction in the interest rate applicable to the term loan and the working capital facilities, and a modification of financial covenants. After giving effect to the refinancing, all the facilities carry a lower interest rate of LIBOR + 1.75% (5.913% at December 31, 2005). The maturity date of the repriced term loan remains 2011. The previously existing working capital facilities were combined into one $500 million facility, maturing in 2011, with a lender option to require prepayment in 2010. Also, as part of the refinancing, Midwest Generation's financial covenants were modified, with its consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters required to be at least 1.40 to 1 (increased from 1.25 to 1), and its secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter required to be no greater than 7.25 to 1 (reduced from 8.75 to 1).

       Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for forward contracts with third-party counterparties entered into by EMMT for capacity and energy generated by Midwest Generation. Utilization of this credit facility in support of such forward contracts is expected to provide additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants.

       As of December 31, 2005, Midwest Generation had $333 million outstanding under its term loan and a $500 million working capital facility available for working capital requirements, including credit support for hedging activities. As of December 31, 2005, approximately $175 million was utilized under the working capital facility.

       The term loan and working capital facility share a first priority lien and the senior secured notes have a second priority lien in a collateral package which consists of, among other things, substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company, the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction, and the receivables of EMMT directly related to Midwest Generation's hedge activities.

Annual Maturities on Long-Term Debt

       Annual maturities on long-term debt at December 31, 2005 for the next five years, 2006 through 2010, are $3.5 million each year.

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

Covenants in Credit Agreement

       In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its credit agreement. Compliance with the covenants in its credit agreement includes maintaining the following two financial performance requirements:

•
At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended December 31, 2005, the interest coverage ratio was 6.40 to 1.

•
Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended December 31, 2005, the secured leverage ratio was 1.99 to 1.

       In addition, Midwest Generation's distributions are limited in amount. Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of its excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributed to the equity contribution equals the amount of the equity contribution. Because EME made a $300 million equity contribution to Midwest Generation on April 19, 2005, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to that equity contribution equals $300 million. After taking into account Midwest Generation's most recent distribution in January 2006, $177 million of the equity contribution is still available for this purpose. To the extent Midwest Generation makes a distribution which is not fully attributed to an equity contribution, Midwest Generation is required to make concurrently with such distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the amount attributed to the equity contribution.

Covenants in Indenture

       Midwest Generation's indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit agreement. Failure to achieve the conditions required for distributions will not result in a default under the indenture, nor does the indenture contain any other financial performance requirements.

Loan Agreement with EMMT

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. As of December 31, 2005, Midwest Generation has provided EMMT $328.1 million, which EMMT has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $500 million.

Restricted Cash

       Several cash balances are restricted primarily to provide collateral for trading activities and fuel suppliers. The total restricted cash included in Midwest Generation's consolidated balance sheet was $6.3 million at December 31, 2005 and $14.3 million at December 31, 2004. Included in restricted cash are collateral reserves of $6.3 million and $14.3 million at December 31, 2005 and 2004, respectively.

Fair Values of Non-Derivative Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivables and payables contained in Midwest Generation's consolidated balance sheet approximates fair value. The following table summarizes the carrying amounts and fair values for outstanding non-derivative financial instruments:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Instruments
Non-derivatives:
Long-term obligations	$1,502,996	$1,629,984	$1,667,518	$1,824,759

       In assessing the fair value of Midwest Generation's financial instruments, Midwest Generation uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Quoted market prices for the same or similar instruments are used for long-term obligations.

Note 8. Price Risk Management Activities

Commodity Price Risk Management

       Midwest Generation's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure to electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which represent the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated. EMMT uses "value at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop loss limits and counterparty credit exposure limits.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for price risk management activities. The change in fair value of electricity contracts in 2005 as compared to 2004 is attributable to the increase in average market prices for power as compared to contracted prices at December 31, 2005, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commodity price:
Electricity contracts	$(203,882)	$(203,882)	$4,150	$4,150

       In assessing the fair value of Midwest Generation's electricity contracts, Midwest Generation uses a variety of methods and assumptions based on market conditions and associated risks existing at each balance sheet date. The fair value of the electricity contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

Credit Risk

       In conducting price risk management activities, EMMT contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation under the intercompany energy services agreement. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

       The obligations of Midwest Generation under the senior secured notes and credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See "Note 7—Long-term Debt" and "Note 13—Related Party Transactions—EMMT Agreements."

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure. Processes have also been established to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

       In addition, coal for the Illinois Plants is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Illinois Plants do not currently have an investment grade credit rating and, accordingly, Midwest Generation may have limited recourse to collect damages in the event of default by a supplier. Midwest Generation seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

       Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 75% and 14% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2005 and 2004, respectively. Moody's Investor Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default is shared by all members based upon a predetermined formula.

Note 9. Income Taxes

       Income tax provision (benefit) includes the current tax provision (benefit) from operating income (loss) and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2005	2004
	(in thousands)
Deferred tax assets
Lease financing	$27,227	$23,831
Price risk management	84,490	3,416
Accrued expenses	5,870	3,789
Credit carryforward	12,265	—
Net operating loss carryforward	191,488	393,868

Total	$321,340	$424,904

Deferred tax liabilities
Property, plant and equipment—basis differences	$(41,905)	$(6,039)
Employee benefits	(9,738)	(13,929)
State taxes	10,141	(17,873)
Other	(4,037)	(2,738)

Total	(45,539)	(40,579)

Deferred tax asset, net	$275,801	$384,325

Classification of accumulated deferred income taxes:
Included in current assets	$70,734	$—
Included in non-current assets	$205,067	$384,325

       Midwest Generation has $465 million and $961 million of federal net operating losses at December 31, 2005 and December 31, 2004, respectively, which expire beginning in 2024. Midwest Generation has $297 million and $584 million of California net operating losses at December 31, 2005 and December 31, 2004, respectively, which expire beginning in 2014. In addition, Midwest Generation has $57 million and $125 million of Illinois net operating losses at December 31, 2005 and

December 31, 2004, respectively, which expire beginning in 2015. The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current
Federal	$11,414	$—	$(30,159)
State	2,149	—	(2,472)

Total current	$13,563	$—	$(32,631)

Deferred
Federal	$152,239	$(47,805)	$(341,610)
State	31,012	(10,394)	(62,704)

Total deferred	183,251	(58,199)	(404,314)

Provision (benefit) for income taxes	$196,814	$(58,199)	$(436,945)

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Expected benefit for federal income taxes	$174,702	$(47,885)	$(393,964)
Increase in benefit resulting from:
State tax benefit, net of federal taxes	21,554	(480)	(42,981)
Reversal of valuation allowance	—	(9,655)	—
Other	558	(179)	—

Provision (benefit) for income taxes	$196,814	$(58,199)	$(436,945)

Effective provision (benefit) rate	39.4%	(42.5)%	(38.8)%

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

Pension Plans

       Midwest Generation maintains a pension plan specifically for the benefit of its union employees. A portion of Midwest Generation's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature.

       The expected contributions (all by employer) for the plans are approximately $7.5 million for the year ended December 31, 2006. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       Midwest Generation uses a December 31 measurement date for all its plans. The fair value of plan assets is determined by market value.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$71,122	$49,390
Service cost	12,143	11,796
Interest cost	3,746	3,013
Actuarial loss (gain)	(2,595)	6,269
Benefits paid	(1,034)	654

Projected benefit obligation at end of year	$83,382	$71,122

Accumulated benefit obligation at end of year	$65,632	$55,029

Change in plan assets
Fair value of plan assets at beginning of year	$38,043	$25,192
Actual return on plan assets	5,040	2,711
Employer contributions	7,589	9,486
Benefits paid	(1,034)	654

Fair value of plan assets at end of year	$49,638	$38,043

Funded status	$(33,744)	$(33,079)
Unrecognized net loss	7,530	12,439
Unrecognized prior service cost	2,304	2,535

Recorded liability	$(23,910)	$(18,105)

Additional detail of amounts recognized in balance sheets:
Intangible asset	—	—
Accumulated other comprehensive income	—	—
Weighted-average assumptions at end of year:
Discount rate	5.50%	5.50%
Rate of compensation increase	5.00%	5.00%

       Components of pension expense are:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$12,143	$11,796	$10,185
Interest cost	3,746	3,013	2,251
Expected return on plan assets	(3,002)	(2,148)	(1,376)
Net amortization and deferral	507	395	463

Total expense recognized	$13,394	$13,056	$11,523

Change in accumulated other comprehensive income	—	—	—
Weighted-average assumptions:
Discount rate	5.50%	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	7.50%	8.50%

       Asset allocations for plans are:

		December 31,
	Target for 2006
		2005	2004
United States equity	45%	47%	47%
Non-United States equity	25%	26%	25%
Private equity	4%	2%	2%
Fixed income	26%	25%	26%

Postretirement Benefits Other Than Pensions

       A portion of Midwest Generation's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by Midwest Generation. Eligibility depends on a number of factors, including the employee's hire date.

       On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. Midwest Generation adopted FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," for the effects of the Act, effective July 1, 2004, which reduced Midwest Generation's accumulated benefits obligation by $813,000 upon adoption.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions plan are $359,000 for the year ended December 31, 2006. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

       Midwest Generation uses a December 31 measurement date.

       Information on non-union plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2005	2004
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$19,534	$18,605
Service cost	582	608
Interest cost	1,288	1,046
Actuarial loss (gain)	4,082	(1,179)
Amendments	—	466
Benefits paid	(324)	(12)

Benefit obligation at end of year	$25,162	$19,534

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	324	12
Benefits paid	(324)	(12)

Fair value of plan assets at end of year	$—	$—

Funded status	$(25,162)	$(19,534)
Unrecognized net loss	9,742	6,312
Unrecognized prior service cost	(3,943)	(4,658)

Recorded liability	$(19,363)	$(17,880)

Assumed health care cost trend rates:
Rate assumed for following year	10.25%	10.00%
Ultimate rate	5.00%	5.00%
Year ultimate rate reached	2011	2010
Weighted-average assumptions at end of year:
Discount rate	5.50%	5.75%

       Expense components of postretirement benefits are:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$582	$608	$576
Interest cost	1,288	1,046	1,029
Net amortization and deferral	(63)	(435)	(290)

Total expense	$1,807	$1,219	$1,315

Assumed health care cost trend rates:
Current year	10.00%	12.00%	9.75%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2010	2010	2008
Weighted-average assumptions:
Discount rate	5.75%	6.25%	6.40%

       Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2005 by $4.4 million and annual aggregate service and interest costs by $352,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2005 by $3.7 million and annual aggregate service and interest costs by $296,000.

Discount Rate

       The discount rate enables Midwest Generation to state expected future cash flows at a present value on the measurement date. Midwest Generation selects its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Three yield curves were considered: two corporate yield curves (Citigroup and AON) and a curve based on treasury rates (plus 90 basis points). Midwest Generation also compared the yield curve analysis against the Moody's AA Corporate bond rate. At the December 31, 2005 measurement date, Midwest Generation used a discount rate of 5.5% for both pensions and postretirement benefits other than pensions.

Description of Investment Strategies

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

Estimated Future Benefits Payable

       Estimated future benefits payable under the pension and other postretirement benefits as of December 31, 2005 are as follows:

		Other Postretirement Benefits
Years Ended December 31,	Pension Plans	Before Subsidy	Net
	(in thousands)
2006	$1,303	$359	$359
2007	1,709	445	445
2008	2,218	529	529
2009	2,971	652	651
2010	3,965	799	798
2011-2015	42,105	6,746	6,690

Employee Stock Plans

       A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' base annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of base annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2005, 2004 and 2003 was $2.6 million, $2.5 million and $2.7 million, respectively.

Note 11. Commitments and Contingencies

Capital Improvements

       At December 31, 2005, Midwest Generation had firm commitments to spend approximately $7.1 million on capital expenditures in 2006 primarily for dust collection and mitigation system and various other projects. These capital expenditures are planned to be financed by cash generated from operations.

Calumet Energy Team LLC Power Purchase Contract

       At December 31, 2005, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs. These minimum commitments are currently estimated to aggregate $20.1 million in the next five years, summarized as follows: 2006—$3.8 million; 2007—$3.9 million; 2008—$4.0 million; 2009—$4.1 million; and 2010—$4.3 million.

Fuel Supply Contracts

       At December 31, 2005, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. The remaining contracts' lengths range from one year to seven years. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $475.0 million in the next five years, summarized as follows: 2006—$152.9 million; 2007—$140.0 million; 2008—$56.5 million; 2009—$61.5 million; and 2010—$64.1 million.

Coal Transportation Agreements

       At December 31, 2005, Midwest Generation had contractual commitments for the transport of coal to its facilities, with remaining contract lengths that range from two years to six years. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the Powder River Basin. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $653.3 million in the next five years, summarized as follows: 2006—$219.8 million; 2007—$206.3 million; 2008—$74.3 million; 2009—$75.7 million; and 2010—$77.2 million.

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were between 185 and 195 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2005. Midwest Generation had recorded a $67.4 million liability at December 31, 2005 related to this matter.

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

Federal—United States of America

Clean Air Act

Clean Air Interstate Rule—

       On May 12, 2005, the Clean Air Interstate Rule (CAIR) was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also reduces regional NOx emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

       Midwest Generation expects that compliance with the CAIR and the regulations and revised state implementation plans developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. Given the uncertainty of the requirements that will need to be implemented and the options available to meet the NOx and SO2 reductions fleetwide, Midwest Generation at this time cannot accurately estimate the cost to meet these obligations. Midwest Generation's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

Mercury Regulation—

       The Clean Air Mercury Rule (CAMR), published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOx emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the United States Environmental Protection Agency (US EPA).

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Litigation has been filed challenging the US EPA's rescission action and claiming that the agency should have imposed technology-based limitations on mercury emissions instead of adopting a market-based program. Litigation was also filed to challenge the CAMR. As a result of these challenges, the CAMR rules may change.

       If Illinois implements the CAMR by adopting a cap-and-trade program for achieving reductions in mercury emissions, Midwest Generation may have the option to purchase mercury emission allowances, to install pollution control equipment, to otherwise alter its operations to reduce mercury emissions, or to implement some combination thereof. Because the mercury state implementation plans are not due until the fourth quarter of 2006 and such plans may not adopt the CAMR's cap-and-trade program, and because Midwest Generation cannot predict the outcome of the legal challenge to the CAMR and the US EPA's decision not to regulate mercury emissions pursuant to Section 112 of the federal Clean Air Act, the full impact of this regulation currently cannot be assessed. Additional capital costs, particularly for the Illinois coal units, related to these regulations could be required in the future and they could be material. Midwest Generation's approach to meeting these obligations will continue to be based upon an ongoing assessment of applicable legal requirements and market conditions.

National Ambient Air Quality Standards—

       Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997. These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

       The US EPA designated non-attainment areas for the 8-hour standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on Midwest Generation's facilities to further reduce their emissions of SO2, NOx and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

       On January 17, 2006, the US EPA proposed revisions to its fine particulate standard. Under the proposal, the annual standard would remain the same but the 24-hour fine particulate standard would be significantly lowered. The US EPA is under court order to issue a final rule in December 2006. If the US EPA retains its proposed new 24-hour standard or lowers the annual standard, states may be required to impose further emission reductions beyond what would be necessary to meet the existing standards. Although Midwest Generation may incur substantial costs or experience financial impacts as a result of any new standards, the uncertainties associated with this ongoing rulemaking at this time render Midwest Generation unable to accurately estimate the costs to meet any such obligation. Midwest Generation anticipates, however, that any such further emission reduction obligations would not be imposed until 2010 at the earliest.

Regional Haze—

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their state implementation plans to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions that are achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop implementation plans by December 2007. It is possible that sources that are subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the more stringent CAIR. However, until the state implementation plans are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

New Source Review Requirements—

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act New Source Review (NSR) compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. Midwest Generation has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

       In response to conflicting court decisions concerning the applicable emissions test used to determine whether an operational or physical change at an electric generating station would require the plant to install additional pollution controls, the US EPA, on October 13, 2005, proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

       In October 2005, the US EPA announced a revised NSR strategy to take account of recent US EPA rulemakings, such as the CAIR and regional haze rules, affecting coal-fired power plants. Under the revised strategy, while the US EPA will continue to pursue filed cases and cases in active negotiation, it intends to shift its future enforcement focus from coal-fired power plants to other sectors where compliance assurance activities have the potential to produce significant environmental benefits.

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois coal plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to these same plants. Under date of February 1, 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation has provided responses to these requests. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to Midwest Generation's facilities. See also "State—Illinois—Air Quality."

       Developments with respect to changes to the NSR program and NSR enforcement will continue to be monitored by Midwest Generation to assess what implications, if any, they will have on the operation of its power plants or on Midwest Generation's results of operations or financial condition.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes. The purpose of the regulation is to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed National Pollutant Discharge Elimination System (NPDES) wastewater discharge permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement/ entrainment may be required. Midwest Generation has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.

       After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, the Attorneys General for six states, a utility trade association and several individual electric power generating companies. These cases have been consolidated and transferred to the United States Court of Appeals for the Second Circuit. A briefing schedule has been established for the case and a decision is not expected until sometime in 2006. The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA. Although the Phase II rule could have a material impact on Midwest Generation's operations, Midwest Generation cannot reasonably determine the financial impact on it at this time because it is in the beginning stages of collecting the data required by the regulation and due to the legal challenges mentioned above which may affect the obligations imposed by the rule.

Federal Legislative Initiatives

       There have been a number of bills introduced in Congress that would amend the Clean Air Act to specifically target emissions of specific pollutants from electric utility generating stations. These bills would mandate reductions in emissions of NOx, SO2 and mercury. Some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements. There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in its current form or whether any compromise can be reached that would facilitate passage of legislation. Accordingly, Midwest Generation is not able to evaluate the potential impact of these proposals at this time.

Environmental Remediation

       Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs to remediate releases of hazardous substances from such facilities even where the disposal of such wastes was undertaken in compliance with applicable laws. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $2 million at December 31, 2005 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

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

State—Illinois

Air Quality

       Beginning with the 2003 ozone season (May 1 through September 30), Midwest Generation has been required to comply with an average NOx emission rate of 0.25 lb NOx/mmBtu of heat input. This limitation is commonly referred to as the East St. Louis State Implementation Plan. This regulation is a State of Illinois requirement. Each of the Illinois Plants complied with this standard in 2004. Beginning with the 2004 ozone season, the Illinois Plants became subject to the federally mandated "NOx SIP Call" regulation that provided ozone-season NOx emission allowances to a 19-state region east of the Mississippi. This program provides for NOx allowance trading similar to the SO2 (acid rain) trading program already in effect. Midwest Generation has qualified for early reduction allowances by reducing NOx emissions at various plants ahead of the imposed deadline. Additionally, the installation of emission control technology at certain plants has demonstrated over-compliance at those individual plants with the pending NOx emission limitations. Finally, NOx emission trading will be utilized, as needed, to comply with any shortfall at plants where installation of emission control technology has demonstrated reductions at levels short of the NOx limitations.

       During 2004, the Illinois Plants stayed within their NOx allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants used banked allowances, along with some purchased allowances, to stay within their NOx allocations. After 2005, Midwest Generation plans to continue to purchase allowances while evaluating the cost and benefits of various technologies to determine whether any additional pollution controls should be installed at the Illinois Plants.

       On January 5, 2006, Illinois Governor Rod Blagojevich announced that he was directing the Illinois Environmental Protection Agency to draft rules that would impose state limits on mercury emissions from coal-fired power plants which would be more stringent than the US EPA's CAMR issued in May 2005. Illinois is required to submit a state implementation plan (SIP) for CAMR to the US EPA by November 17, 2006. The Governor or his spokespersons have said that rules to be submitted to the Illinois Pollution Control Board will require a 90% reduction in mercury emissions averaged across company-owned Illinois generators and a minimum reduction of 75% for individual generating units by June 30, 2009. A 90% reduction at each generating unit would be required by 2013. Buying or selling of emission allowances under the CAMR federal cap and trade program would be prohibited. The Pollution Control Board must act on proposed rules submitted by the Illinois EPA after evidentiary hearings, including the presentation and cross-examination of expert testimony. After the Pollution Control Board adopts rules, they must be submitted to the General Assembly's Joint Committee on Administrative Rules for notice, hearing, and adoption, rejection or modification. Rules adopted through such state proceedings are also subject to court appeal. Midwest Generation is not able at this time to predict the final form of these rules or provide an estimate of their financial impact.

       During 2006, the Illinois EPA is expected to begin the process of developing a SIP to implement the federal CAIR which requires reductions in NOx and SO2. This SIP is to be submitted to the US EPA by September 11, 2006. The Illinois EPA has also begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates. These SIPs will be developed with the intent of bringing non-attainment areas, such as Chicago, into attainment. They are expected to deal with all emission sources, not just power generators, and to address emissions of NOx, SO2, and Volatile Organic Carbon. These SIPs are to be submitted to the US EPA by June 15, 2007 for 8-hour ozone, and by April 5, 2008 for fine particulates. Midwest Generation is not able at this time to predict the final form of the SIPs or to estimate their financial impact.

Water Quality

       The Illinois EPA is reviewing the water quality standards for the Des Plaines River adjacent to the Joliet Station and immediately downstream of the Will County Station to determine if the use classification should be upgraded. An upgraded use classification could result in more stringent limits being applied to wastewater discharges to the river from these plants. If the existing use classification is changed, the limits on the temperature of the discharges from the Joliet and Will County plants may be made more stringent. The Illinois EPA has also begun a review of the water quality standards for the Chicago River and Chicago Sanitary and Ship Canal which are adjacent to the Fisk and Crawford Stations. Proposed changes to the existing standards are still being developed. Accordingly, Midwest Generation is not able to estimate the financial impact of potential changes to the water quality standards. However, the cost of additional cooling water treatment, if required, could be substantial.

Climate Change

       The Kyoto Protocol on climate change officially came into effect on February 16, 2005. Under the Kyoto Protocol, the United States would have been required, by 2008-2012, to reduce its greenhouse gas emissions, such as carbon dioxide, by 7% from 1990 levels. Under the Bush administration, however, the United States has chosen not to pursue ratification of the Kyoto Protocol. Instead, the Bush administration has proposed several alternatives to mandatory reductions of greenhouse gases.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. Also, in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Midwest Generation was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with United States Court of Appeals for the Second Circuit.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to reduce substantially its emissions of carbon dioxide would likely require extensive mitigation efforts and would raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities.

Note 12. Lease Commitments

       Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily leased barges and railcars that have remaining terms which range from as short as 2 months to 15 years.

       At December 31, 2005, the future operating and lease financing commitments were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in thousands)
2006	$19,408	$184,940
2007	17,909	184,942
2008	15,041	184,930
2009	12,377	184,941
2010	12,172	169,973
Thereafter	67,395	941,624

Total future commitments	$144,302	$1,851,350

Amount representing interest		(606,662)

Net commitments		$1,244,688

       Operating lease expense amounted to $18.0 million, $17.0 million and $19.1 million in 2005, 2004 and 2003, respectively.

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

Note 13. Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. Midwest Generation had provided $328.1 million and $9.8 million to EMMT as of December 31, 2005 and 2004, respectively, which EMMT has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $500 million.

       Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances.

       Midwest Generation compensates EMMT in accordance with the following table with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing.

Service	Compensation
Energy	$.02/MWh
Capacity	$.02/MW-day
Natural gas	$.02/MMBtu
Fuel oil	$.05/bbl
Emission allowances	$.25/SO2 allowance; and $25/NOx allowance

       The net fees earned by EMMT were $1.5 million, $1.8 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Midwest Generation had receivables due from EMMT of $203.6 million and $51.8 million at December 31, 2005 and 2004, respectively. The increase in receivable balance in 2005 is due to higher sales of power and emissions by Midwest Generation through EMMT in the month of December 2005 as compared to the month of December 2004.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOx allowances to or from other EME affiliates. All transactions were completed at market price on the date of the transaction. Net consideration received by Midwest Generation was $54.7 million, $26.1 million and $10.3 million during 2005, 2004 and 2003, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the service fee for each of the years ended December 31, 2005, 2004 and 2003 was $1.1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $113.1 million, $113.2 million and $113.4 million during 2005, 2004 and 2003, respectively.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2005, 2004 and 2003 were $125.7 million, $138.1 million and $134.2 million, respectively. Midwest Generation had a $0.9 million net receivable due from Edison International at December 31, 2005 and a $4.9 million net payable due to Edison International at December 31, 2004 related to these programs.

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

Agreements with Midwest Generation EME, LLC

Contribution of Services/Management and Administration Agreement

       Midwest Generation EME, LLC is Midwest Generation's indirect parent and provided executive management, legal, human resources, accounting and other administrative services in Chicago on Midwest Generation's behalf without charge through March 2004. In connection with regulations of the Securities and Exchange Commission, the costs of these services must be recorded as part of Midwest Generation's financial results, although Midwest Generation does not have a cash obligation to pay for these activities. The costs of these services, after tax, were $2.5 million and $10.6 million for the first quarter of 2004 and the year ended December 31, 2003, respectively. Midwest Generation has reflected these activities as a non-cash contribution of services by its parent in the accompanying consolidated financial statements. In April 2004, Midwest Generation EME and Midwest Generation entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2005 and 2004 were $13.1 million and $15.7 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2005, 2004 and 2003 were $6.9 million, $6.1 million and $6.3 million, respectively.

       Midwest Generation had payables of $1.5 million and $2.6 million due to Midwest Generation EME at December 31, 2005 and 2004, respectively, related to these agreements.

Note 14. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash paid:
Interest	$206,893	$261,057	$305,816
Non-cash financing activities:
Reduction in affiliate debt due to tax-allocation agreement offset	$—	$25,966	$—
Reduction in affiliate debt and affiliate interest due to equity contribution as part of refinancing	$—	$2,190,902	$—

Note 15. Quarterly Financial Data (unaudited)

2005	First	Second		Third		Fourth		Total
	(in thousands)
Operating revenues	$324,924	$252,655		$417,858		$433,948		$1,429,385
Operating income	104,135	25,457		198,271		261,398		589,261
Provision for income taxes	31,077	1,556		68,669		95,512		196,814
Income before accounting change	48,158	2,227		107,085		144,864		302,334
Net income	48,158	2,227		107,085		143,705		301,175
2004	First	Second		Third(i)		Fourth		Total
Operating revenues	$233,257	$224,143		$367,777		$232,587		$1,057,764
Operating income (loss)	1,127	(69,421	) (ii)	91,633	(iii)	(21,625	) (iv)	1,714
Provision (benefit) for income taxes	(20,019)	(39,631	) (ii)	25,653	(iii)	(24,202	) (iv)	(58,199)
Net income (loss)	(31,874)	(63,160	) (ii)	40,870	(iii)	(24,451	) (iv)	(78,615)

(i)
Reflects Midwest Generation's seasonal pattern, in which the majority of earnings were recorded in the third quarter of the year.

(ii)
Reflects a $64 million ($39 million, after tax) loss on termination of the lease and other charges related to the Collins Station.

(iii)
Reflects asset impairment charge of $29 million ($18 million, after tax) related to impairment of six of the eight remaining small peaking units in Illinois and $10 million ($6 million, after tax) related to the termination of the power purchase agreement for the remaining two units at the Collins Station.

(iv)
Reflects a $56 million ($34 million, after tax) charge related to an estimate of possible future payments under a contract indemnity agreement related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999.

PART III

ITEM 10.    MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Midwest Generation's members elect the Board of Managers. The Board of Managers may appoint officers as Midwest Generation's business may require. Information concerning executive officers of Midwest Generation is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is set forth below.

Managers

Name and Age	Manager Continuously Since
Guy F. Gorney, 51	2005
W. James Scilacci, 50	2005
Raymond W. Vickers, 63	1999

Business Experience

       Below is a description of the principal business experience during the past five years of each of the managers named above.

       Refer to "Executive Officers of the Registrant" set forth in Part I for Messrs. Gorney and Scilacci's business experience.

       Mr. Vickers has been senior vice president and general counsel of Edison Mission Energy since March 1999.

Audit Committee Financial Expert

       The Board of Managers has determined that Midwest Generation has at least one audit committee financial expert (as defined in rules of the Securities and Exchange Commission) serving on its audit committee. The name of the audit committee financial expert is W. James Scilacci, who is not an independent manager.

Ethics and Compliance Code for Principal Officers

       Midwest Generation has adopted a Ethics and Compliance Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics and Compliance Code is posted on the Internet website maintained by Midwest Generation's ultimate parent, Edison International, at www.edisonethics.com. Any amendment to or waiver from a provision of the Ethics and Compliance Code that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within four business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

       Midwest Generation managers and officers receive compensation from EME or Edison International and receive no compensation from Midwest Generation. For information concerning the chief executive officer and four most highly paid executive officers, other than the chief executive officer, of EME and Edison International, see Item 11 of EME's Amendment to Form 10-K for the year ended December 31, 2005 and the Summary Compensation Table in the Executive Compensation section of Edison International's definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, respectively, which will be incorporated herein by reference when filed. EME's Amendment to Form 10-K for the year ended December 31, 2005 will be filed with the Securities and Exchange Commission concurrently with Edison International's filing of its definitive proxy statement.

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

       For information concerning the number of equity securities of Edison International beneficially owned by all directors and executive officers of EME and Edison International, individually and as a group, see Item 12 of EME's Amendment to Form 10-K for the year ended December 31, 2005 and the table entitled "Stock Ownership of Directors, Director Nominee, and Executive Officers" of Edison International's definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, respectively, which will be incorporated herein by reference when filed. EME's Amendment to Form 10-K for the year ended December 31, 2005 will be filed with the Securities and Exchange Commission concurrently with Edison International's filing of its definitive proxy statement.

Changes in Control

       On April 27, 2004, EME entered into a $98 million secured corporate credit agreement. The secured credit agreement matures on April 27, 2007. As security for its obligations under this credit agreement, EME pledged, among other things, its ownership interest in Midwest Generation EME, LLC, an indirect parent of Midwest Generation. In addition, Midwest Generation EME, LLC pledged its interest in Edison Mission Midwest Holdings Co., Midwest Generation's parent, and Edison Mission Midwest Holdings Co. in turn pledged its ownership interest in Midwest Generation. During 2001, Mission Energy Holding Company issued $800 million of senior secured notes, which are secured by a security interest in EME's common stock. Any foreclosure on any of these pledges would result in a change in control of Midwest Generation.

Equity Compensation Plans

       Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is not applicable because Midwest Generation has no compensation plans under which equity securities of Midwest Generation are authorized for issuance.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For information concerning transactions between Midwest Generation and specified security holders, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Notes Receivable from EME," "—Tax-Allocation Agreements," "—Services Agreements with EME and Edison International," and "—Agreements with Midwest Generation EME, LLC."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2005 and December 31, 2004, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries ($000)
	2005	2004
Audit Fees	$749	$368
Audit Related Fees	—	—
Tax Fee	—	—
All Other Fees	—	—

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

       During the fiscal year ended December 31, 2005, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	List of Financial Statements
		See Index to Consolidated Financial Statements at Item 8 of this report.
	(2)	List of Financial Statement Schedules
		Schedule II—Valuation and Qualifying Accounts
		All other schedules have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
	(3)	List of Exhibits
Exhibit No.	Description
2.1	Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.
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
10.6.1
First Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.6 herein) dated as of April 18, 2005 among Midwest Generation, LLC, the Lenders referred to therein the Citicorp North America, Inc., as administrative Agent for the Lenders and the Issuing Lenders party thereto incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.6.2*
Second Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.6.1 herein) dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent for the Lenders and the Issuing Lenders party thereto.

10.7
Accession Agreement dated as of April 18, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto incorporated by referenced to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.7.1*	Accession Agreement dated as of December 15, 2005, among Midwest Generation LLC, the Lenders referred to therein and the Issuing Lenders party thereto.
10.8
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
10.13
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Joliet No. 9 — Station No. 6 and Joliet Peaking Unit) incorporated by reference to Exhibit 4.9 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
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
10.15.1
Schedule identifying substantially identical agreements to Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement constituting Exhibit 10.15 hereto incorporated by reference to Exhibit 4.11.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.

10.16
Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
10.17
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
10.20
Revolving Credit Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC, as Lender incorporated by reference to Exhibit 10.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.20.1
Amendment One to Revolving Credit Agreement, dated as of August 30, 2005 by and between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC as Lender incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 31, 2005.
21*	List of Subsidiaries of Midwest Generation, LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Statement Pursuant to 18 U.S.C. Section 1350.

*
Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	March 6, 2006

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Manager and President (Principal Executive Officer)	March 6, 2006
/s/ W. James Scilacci W. James Scilacci	Manager and Vice President (Principal Financial Officer)	March 6, 2006
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 6, 2006
/s/ Raymond W. Vickers Raymond W. Vickers	Manager	March 6, 2006

SCHEDULE II

MIDWEST GENERATION, LLC
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2005
Allowance for doubtful accounts	$—	—	—	—	$—
Year Ended December 31, 2004
Allowance for doubtful accounts	$—	—	—	—	$—
Year Ended December 31, 2003
Allowance for doubtful accounts	$4,269	—	—	4,269	$—

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  EXECUTIVE OFFICERS OF THE REGISTRANT
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  SIGNATURES