Form 10-Q
period 2006-03-31
MIDWEST GENERATION LLC
filed 2006-05-08
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

        Number of units outstanding of the registrant's Membership Interests as of May 8, 2006: 100 units (all units held by an affiliate of the registrant).

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Revenues
Energy and capacity revenues from marketing affiliate	$344,205	$333,388
Other revenues	2,169	1,855
Loss from price risk management	(390)	(10,319)

Total operating revenues	345,984	324,924

Operating Expenses
Fuel	93,659	98,840
Gain on sale of emission allowances	(8)	—
Plant operations	80,687	84,095
Depreciation and amortization	35,209	35,430
Administrative and general	5,604	2,424

Total operating expenses	215,151	220,789

Operating income	130,833	104,135

Other Income (Expense)
Interest and other income	29,074	28,427
Loss on disposal of assets	(9)	—
Interest expense	(49,914)	(53,327)

Total other expense	(20,849)	(24,900)

Income before income taxes	109,984	79,235
Provision for income taxes	43,166	31,077

Net Income	$66,818	$48,158

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended March 31,
	2006	2005
Net Income	$66,818	$48,158
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $50,525 and $(35,238) for the three months ended March 31, 2006 and 2005, respectively	79,472	(55,142)
Reclassification adjustments included in net income, net of income tax expense of $9,108 and $1,688 for the three months ended March 31, 2006 and 2005, respectively	(14,900)	(2,642)

Other comprehensive income (loss)	64,572	(57,784)

Comprehensive Income (Loss)	$131,390	$(9,626)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$66,677	$124,118
Due from affiliates	101,665	193,311
Fuel inventory	57,212	39,542
Spare parts inventory	19,394	18,636
Loans to affiliate for margin deposits	223,609	328,051
Interest receivable from affiliate	27,921	56,210
Assets under price risk management	8,910	1,861
Deferred taxes	27,268	70,734
Other current assets	11,088	9,355

Total current assets	543,744	841,818

Property, Plant and Equipment	4,203,670	4,198,503
Less accumulated depreciation	887,067	851,917

Net property, plant and equipment	3,316,603	3,346,586

Notes receivable from affiliate	1,360,731	1,362,017
Deferred taxes	165,902	205,067
Long-term assets under price risk management	2,911	737
Other assets	42,849	46,052

Total Assets	$5,432,740	$5,802,277

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$15,593	$15,892
Accrued liabilities	79,159	78,267
Due to affiliates	17,005	6,043
Interest payable	59,643	60,498
Liabilities under price risk management	79,796	178,352
Current maturities of long-term obligations	3,450	3,450
Current portion of lease financing	107,411	103,927

Total current liabilities	362,057	446,429

Lease financing, net of current portion	1,086,490	1,140,760
Long-term obligations	1,328,683	1,499,546
Long-term liabilities under price risk management	19,624	28,129
Benefit plans and other long-term liabilities	171,427	169,756

Total Liabilities	2,968,281	3,284,620

Commitments and Contingencies (Note 4)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,219,690	3,404,279
Accumulated deficit	(709,513)	(776,332)
Accumulated other comprehensive loss	(45,718)	(110,290)

Total Member's Equity	2,464,459	2,517,657

Total Liabilities and Member's Equity	$5,432,740	$5,802,277

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Income	$66,818	$48,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,536	36,435
Loss on sale of assets	9	—
Deferred taxes	41,214	(5,850)
Decrease in accounts receivable	—	32,210
Decrease (increase) in due to/from affiliates	102,607	(67,071)
Increase in inventory	(18,436)	(5,989)
Decrease in loans to affiliate for margin deposit	104,442	—
Decrease in interest receivable from affiliate	28,288	28,316
Decrease in other current assets	141	5,300
Increase (decrease) in accounts payable	(299)	3,731
Increase (decrease) in accrued liabilities	893	(1,251)
Decrease in interest payable	(855)	(1,995)
Increase in other liabilities	1,671	2,156
Increase (decrease) in net liabilities under price risk management	(10,293)	47,129

Net cash provided by operating activities	352,736	121,279

Cash Flows From Financing Activities
Repayment of long-term debt	(170,862)	(22,270)
Cash distribution to parent	(184,589)	(61,560)
Repayment of capital lease obligation	(50,787)	(5,129)

Net cash used in financing activities	(406,238)	(88,959)

Cash Flows From Investing Activities
Capital expenditures	(5,651)	(8,682)
Proceeds from sale of assets	426	—
Decrease in restricted cash	—	173
Sale of short-term investments	—	20,000
Loan to affiliate	—	(41,670)
Repayment of loan from affiliate	1,286	9,243

Net cash used in investing activities	(3,939)	(20,936)

Net increase (decrease) in cash and cash equivalents	(57,441)	11,384
Cash and cash equivalents at beginning of period	124,118	156,154

Cash and cash equivalents at end of period	$66,677	$167,538

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

        Midwest Generation, LLC's (Midwest Generation's) significant accounting policies are described in Note 2 to its financial statements as of December 31, 2005 and 2004, included in its annual report on Form 10-K for the year ended December 31, 2005. Midwest Generation follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements. Terms used but not defined in this report are defined in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

        Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on net income or member's equity.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(110,290)	$(110,290)
Current period change	64,572	64,572

Balance at March 31, 2006	$(45,718)	$(45,718)

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2006, include unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than Midwest Generation's contract prices. The decrease in the unrealized losses during the first quarter of 2006 resulted from a decrease in market prices for power driven largely by lower natural gas prices.

        As Midwest Generation's hedged positions are realized, $36.0 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2006 are expected to be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2007.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $0.4 million and $0.2 million during the first quarters of 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in loss from price risk management in the consolidated income statement.

Note 3. Employee Benefit Plans

Pension Plans

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $7.5 million to its pension plans in 2006. As of March 31, 2006, $0.3 million in contributions have been made. Midwest Generation continues to expect to contribute $7.5 million to its pension plans in 2006.

        Components of pension expense are:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$3,203	$3,419
Interest cost	1,137	973
Expected return on plan assets	(979)	(750)
Net amortization and deferral	87	173

Total expense	$3,448	$3,815

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $359,000 to its postretirement benefits other than pensions in 2006. As of March 31, 2006, $90,000 in contributions have been made. Midwest Generation continues to expect to contribute $359,000 to its postretirement benefits other than pensions in 2006.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$161	$176
Interest cost	344	280
Amortization of unrecognized prior service costs	(179)	(179)
Amortization of unrecognized loss	166	97

Total expense	$492	$374

Note 4. Commitments and Contingencies

Capital Improvements

        At March 31, 2006, Midwest Generation had firm commitments to spend approximately $9.7 million on capital expenditures during the remainder of 2006, primarily for boiler header replacement, dust collection and mitigation system and various other projects. These capital expenditures are planned to be financed by cash generated from operations.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 176 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2006. Midwest Generation had recorded a $66.3 million liability at March 31, 2006 related to this matter.

        The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Contingencies

Tax Matters

        Midwest Generation is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. In Midwest Generation's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon Midwest Generation's financial condition or results of operations.

Environmental Matters and Regulations

        Midwest Generation is subject to environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which Midwest Generation conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

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

        With respect to Midwest Generation's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued $2.6 million at March 31, 2006 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position. See "Note 11. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash paid for interest	$49,434	$54,311

Note 6. New Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 123(R)

        A new accounting standard requires companies to use the fair value accounting method for stock-based compensation. EME implemented the new standard in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, the new accounting standard was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. The new accounting standard resulted in the recognition of expense for all stock-based compensation awards. Prior to January 1, 2006, EME used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FIN 46(R)-6

        In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning on the first day of the first reporting period beginning after June 15, 2006. Early application as well as retrospective application is permitted, but not required. Midwest Generation is currently evaluating the impact of this FASB Staff Position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

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

        Additional information about risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2005, and as compared to the first quarter ended March 31, 2005. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

        This MD&A is presented in four sections:

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

        Midwest Generation is currently operating 5,874 megawatts (MW) of power plants consisting of:

  •
  six coal-fired generating plants consisting of 5,613 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

  •
  the Fisk and Waukegan on-site generating peakers consisting of 261 MW, based on summer net dependable capacity.

        The energy and capacity from the Illinois Plants are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading (EMMT), on behalf of Midwest Generation, to customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the first quarter of 2006 was $66.8 million, compared to $48.2 million for the first quarter of 2005. The increase in the first quarter earnings of $18.7 million was primarily due to higher gross margin. Although generation in the first quarter of 2006 was lower than the first quarter of 2005, gross margin increased 12% primarily due to a 20% increase in average energy prices.

Critical Accounting Estimates

        For a discussion of Midwest Generation's critical accounting estimates, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2006	2005
Operating Revenues (in millions)
Energy revenues	$338	$327
Capacity revenues	6	6
Other revenues	2	2
Loss from price risk management	—	(10)

Total operating revenues	$346	$325

Statistics
Gross margin(1)	$250	$224
Coal-Fired Generation
Generation (in GWh)	7,244	8,394
Equivalent availability(2)	86.8%	80.2%
Capacity factor(3)	59.8%	69.2%
Load factor(4)	68.8%	86.3%
Forced outage rate(5)	2.8%	8.0%
Average energy price/MWh	$46.69	$38.94
Average fuel costs/MWh	$12.92	$11.85

(1)
Gross margin is equal to the sum of energy revenues, capacity revenues and net losses from price risk management less fuel expenses.

(2)
The equivalent availability factor is defined as the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(3)
The capacity factor is defined as the actual number of megawatt-hours generated by the coal plants divided by the product of the capacity of the coal plants (in megawatts) and the number of hours in the period.

(4)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(5)
Midwest Generation refers to unplanned maintenance as a forced outage.

Operating Revenues

        Operating revenues increased $21.1 million for the first quarter of 2006, compared to the first quarter of 2005 primarily due to higher energy revenues and decreased losses related to price risk management activities. The increase in energy revenues was primarily due to higher average energy prices, partially offset by lower generation.

        Losses from price risk management decreased $9.9 million for the first quarter of 2006, compared to the first quarter of 2005. The 2005 losses were primarily due to significant price increases in 2005 on power contracts that did not qualify for hedge accounting under SFAS No. 133. The 2006 losses included $1.2 million related to the first quarter hedge contracts which related to activities reported as energy revenues mostly offset by $0.8 million of gains related to the remainder of 2006 and 2007 hedge contracts. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Operating Expenses

        Operating expenses decreased $5.6 million in the first quarter ended March 31, 2006, compared to the first quarter of 2005. Operating expenses consist of fuel, sale of emission allowances, plant operations, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $5.2 million in the first quarter ended March 31, 2006, compared to the first quarter of 2005. The decrease was primarily attributable to lower coal consumption in 2006, as compared to 2005 resulting from lower generation. This decrease was partially offset by higher coal costs driven by scheduled price increases and the use of lower sulfur coal.

        Plant operations expenses decreased $3.4 million for the first quarter ended March 31, 2006, compared to the first quarter of 2005. The 2006 decrease was primarily due to lower contract maintenance and insurance costs.

        Administrative and general expenses increased $3.2 million in the first quarter of 2006, compared to the first quarter of 2005. The increase is primarily due to classification of allocated costs and legal consultant costs.

Other Income (Expense)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Interest income and other expense	$830	$147
Interest income from affiliate	28,235	28,280
Interest expense	(49,914)	(53,327)

Total other expense	$(20,849)	$(24,900)

        Interest expense decreased $3.4 million in the first quarter of 2006, compared to the first quarter of 2005, primarily due to the reduction in the principal amount of the term loan in the second quarter of 2005.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 39.2% during each of the first three months of 2006 and 2005. The effective income tax rate was different from the federal statutory rate of 35% due to state income taxes.

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. New Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

Consolidated Cash Flow

        At March 31, 2006, Midwest Generation had cash and cash equivalents of $66.7 million, compared to $124.1 million at December 31, 2005. Net working capital at March 31, 2006 was $181.7 million, compared to $395.4 million at December 31, 2005. The decline in working capital was primarily the result of a decrease in cash and cash equivalents, a decrease in receivables from affiliates including loans for margin deposits, and a decrease in current deferred tax assets. Partially offsetting these decreases was a net decrease in current liabilities under price risk management.

        Net cash provided by operating activities increased $231.5 million in the first quarter of 2006, compared to the first quarter of 2005. The increase was primarily due to higher net income and timing of cash receipts and disbursements related to working capital items, as described above.

        Net cash used in financing activities increased $317.3 million in the first quarter of 2006, compared to the first quarter of 2005. In the first quarter of 2006, Midwest Generation made a $184.6 million distribution to its parent and repaid $170.9 million of long-term debt and $50.8 million of capital lease obligations. In the first quarter of 2005, Midwest Generation paid a $61.6 million dividend to its parent and repaid $22.3 million of long-term debt.

        Net cash used in investing activities decreased $17.0 million in the first quarter of 2006, compared to the first quarter of 2005. The decrease was primarily due to a net loan of $32.4 million to an affiliate in 2005, partially offset by the sale of auction rate security investments for $20 million in 2005.

        Midwest Generation's principal sources of liquidity are cash on hand, $500 million of available credit under its working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

        Midwest Generation plans to spend approximately $43.8 million in the remaining three quarters of 2006 and $35.4 million and $18.3 million in 2007 and 2008, respectively, for capital expenditures. These expenditures will primarily be for non-environmental projects, such as boiler header replacement, upgrades to dust collection/mitigation systems and various other projects. Included in the planned spending above is $2.3 million in 2006, $3.1 million in 2007 and $6.3 million in 2008 related to environmental improvements. Midwest Generation plans to finance these capital expenditures by cash generated from operations.

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

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended March 31, 2006, the interest coverage ratio was 6.58 to 1.

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended March 31, 2006, the secured leverage ratio was 1.75 to 1.

        In addition, Midwest Generation's distributions are limited in amount. Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of its excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributed to the equity contribution equals the amount of the equity contribution. Because EME made a $300 million equity contribution to Midwest Generation on April 19, 2005, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to that equity contribution equals $300 million. After taking into account Midwest Generation's most recent distribution in April 2006, $128 million of the equity contribution is still available for this purpose. To the extent Midwest Generation makes a distribution which is not fully attributed to an equity contribution, Midwest Generation is required to make concurrently with such distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the amount attributed to the equity contribution.

        On January 24, 2006, Midwest Generation made a distribution of $185 million to Edison Mission Midwest Holdings. In April 2006, Midwest Generation made an additional distribution of $196 million.

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

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of March 31, 2006, approximately $4.6 million was utilized under this facility.

        As of March 31, 2006, Midwest Generation had $223.6 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Off-Balance Sheet Transactions

        For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Transactions" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005. There have been no other significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as follows:

State—Illinois

Air Quality

        On March 14, 2006, the Illinois Environmental Protection Agency submitted a proposed rule to the Illinois Pollution Control Board (PCB) for adoption. The proposed rule requires a reduction of mercury emissions from coal-fired power plants by 90% averaged across company-owned Illinois stations and a minimum reduction of 75% for individual generating units by July 1, 2009. A 90% reduction at each station would be required by 2013. The PCB has scheduled hearings for June and August 2006.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

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

Energy Price Risk

        All the energy and capacity from the Illinois Plants is sold under terms, including price and quantity, negotiated by EMMT, an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. As discussed further below, power generated at the Illinois Plants is generally sold into the PJM market.

        Prior to May 1, 2004, the primary markets available to Midwest Generation for wholesale sales of electricity from the Illinois Plants were direct "wholesale customers" and broker arranged "over-the-counter customers." Effective May 1, 2004, the transmission system of Commonwealth Edison was placed under the control of PJM as the Northern Illinois control area, and on October 1, 2004, the transmission system of AEP was integrated into PJM, linking eastern PJM and the Northern Illinois control areas of the PJM system and allowing the Illinois Plants to be dispatched into the broader PJM market. Further, on April 1, 2005, the MISO commenced operation, linking portions of Illinois, Wisconsin, Indiana, Michigan, and Ohio, as well as other states in the region, in the MISO, where there is a bilateral market and day-ahead and real-time markets based on locational marginal pricing similar to that of PJM.

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing and is no longer required to arrange and pay separately for transmission when making sales to wholesale buyers within the PJM system. Hedging transactions related to the generation of the Illinois units are entered into at the Northern Illinois Hub in PJM, the AEP/Dayton Hub in PJM and, with the advent of the MISO, at the Cinergy Hub in the MISO. Because of proximity, the Illinois Plants are primarily hedged with transactions at the Northern Illinois Hub, but from time to time may be hedged in limited amounts at the AEP/Dayton Hub and the Cinergy Hub. These trading hubs have been the most liquid locations for these hedging purposes. However, hedging transactions which settle at points other than the Northern Illinois Hub are subject to the possibility of basis risk. See "—Basis Risk" below for further discussion.

        The PJM pool has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first three months of 2006 and 2005.

	24-Hour Northern Illinois Hub Historical Energy Prices*
	2006	2005
January	$42.27	$38.36
February	42.66	34.92
March	42.50	45.75

Quarterly Average	$42.48	$39.68

*
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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2006:

24-Hour Northern Illinois Hub Forward Energy Prices*
2006
April	$40.42
May	40.21
June	43.94
July	52.82
August	54.92
September	43.06
October	40.28
November	42.61
December	52.26
2007 Calendar "strip"(1)	$48.61

(1)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

*
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at March 31, 2006:

	2006	2007
Megawatt hours	13,166,940	15,030,000
Average price/MWh(1)	$47.60	$49.22

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods during the day and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2006 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

        Under the PJM market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to by Midwest Generation as "basis risk." During the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants.

Coal Price and Transportation Risk

        The Illinois Plants use approximately 18 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements with terms ranging from three years to eight years. The following table summarizes the percent of expected coal requirements for the next five years that were under contract at March 31, 2006.

	2006(1)	2007	2008	2009	2010
Percent of coal requirements under contract	104%	95%	33%	33%	33%

(1)
The percentage in 2006 is calculated based on coal supply and expected generation requirements for a full year.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of Powder River Basin (PRB) coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants, significantly increased in 2005 due to the curtailment of coal shipments during 2005 due to increased PRB coal demand from other regions (east), rail constraints (discussed below), higher oil and natural gas prices and higher prices for SO2 allowances. On March 17, 2006, the Energy Information Administration reported the price of coal to be $14.40 per ton, which compares to 2005 prices that ranged from $6.20 per ton to $18.48 per ton. The price of coal decreased during the first quarter of 2006 from 2005 year-end prices due to lower prices for SO2 allowances and mild weather during the first quarter of 2006.

        During 2005, the rail lines that bring coal from the PRB to the Illinois Plants were damaged from derailments caused by heavy rains. The railroads are in the process of making necessary repairs to the remaining PRB joint line. Repairs are expected to continue through most of 2006. Based on communication with the transportation provider, Midwest Generation expects to continue receiving a sufficient amount of coal to generate power at historical levels while these repairs are being completed.

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

        The obligations of Midwest Generation under the senior secured notes and credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions—EMMT Agreements" in Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into the PJM pool accounted for approximately 81% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2006. Moody's Investors Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all members based upon a predetermined formula.

Interest Rate Risk

        Interest rate changes affect the cost of capital needed to operate the facilities. Midwest Generation had $332.1 million outstanding under its variable rate term loan facility due in 2011 as of March 31, 2006 and a $500 million working capital facility, maturing in 2011, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. Midwest Generation also has $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.5 billion at March 31, 2006, compared to the carrying value of $1.3 billion.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The increase in fair value of electricity contracts at March 31, 2006 as compared to December 31, 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at March 31, 2006, which is the valuation date.

	March 31, 2006	December 31, 2005
	(in thousands)
Commodity price:
Electricity contracts	$(87,599)	$(203,882)

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity price risk management assets and liabilities as of March 31, 2006 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(87,599)	$(70,886)	$(16,713)	$—	$—

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Item 1. Business—Power Markets" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005 and "Item 1. Business—Regulatory Matters" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005. There have been no other significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of its annual report on Form 10-K for the year ended December 31, 2005, except as follows:

PJM Reliability Pricing Model

        On August 31, 2005, PJM filed under sections 205 and 206 of the Federal Power Act a proposal for a reliability pricing model (RPM) to replace its existing capacity construct. The proposal offers RPM as a new capacity construct to address the deficiencies in PJM's current structure in a comprehensive and integrated manner. On April 20, 2006, the FERC issued an Initial Order on RPM, finding that as a result of a combination of factors, PJM's existing capacity construct is unjust and unreasonable as a long-term capacity solution, because it fails to set prices adequate to ensure energy resources to meet its reliability responsibilities. Although the FERC did not find that the RPM proposal, as filed by PJM, is the just and reasonable replacement for the current capacity construct because some elements of the proposal need further development and elaboration, it did find that certain elements of the RPM proposal, with some adjustment and clarification, may form the basis for a just and reasonable capacity market. Accordingly, in the order the FERC provided guidance on PJM's RPM proposal, as well as other features that need to be included in a just and reasonable capacity market, and established further proceedings to resolve these issues.

FERC Order Regarding PJM Marginal Losses

        On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM has violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a marginal loss component in addition to the already included congestion component. This may have an adverse impact on sellers in the Western PJM region. At this time, it is not possible to predict how the prospective effect of the order will affect the prices at which Midwest Generation will be able to sell its power. In addition, PJM is still in the process of determining if it is technically feasible to implement marginal losses by October 2, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

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

Internal Control Over Financial Reporting

        There were no changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material legal proceedings are presently pending against Midwest Generation.

ITEM 1A. RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005. The risks described in Midwest Generation's annual report on Form 10-K are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

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

MIDWEST GENERATION, LLC
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	May 8, 2006

QuickLinks

TABLE OF CONTENTS
  PART I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MARKET RISK EXPOSURES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES