Form 10-Q
period 2006-06-30
MIDWEST GENERATION LLC
filed 2006-08-08
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

        Number of units outstanding of the registrant's Membership Interests as of August 8, 2006: 100 units (all units held by an affiliate of the registrant).

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Energy and capacity revenues from marketing affiliate	$268,411	$251,952	$612,616	$585,340
Other revenues	1,853	1,883	4,022	3,738
Losses from price risk management	(4,002)	(1,180)	(4,392)	(11,499)

Total operating revenues	266,262	252,655	612,246	577,579

Operating Expenses
Fuel	72,795	72,401	166,454	171,241
Gain on sale of emission allowances	—	—	(8)	—
Plant operations	115,448	107,269	196,135	191,364
Asset impairment charges	—	6,716	—	6,716
Depreciation and amortization	35,222	35,521	70,431	70,951
Administrative and general	6,768	5,291	12,372	7,715

Total operating expenses	230,233	227,198	445,384	447,987

Operating income	36,029	25,457	166,862	129,592

Other Income (Expense)
Interest and other income	28,980	28,681	58,054	57,108
Gain (loss) on disposal of assets	(10,173)	530	(10,182)	530
Interest expense	(52,267)	(50,885)	(102,181)	(104,212)

Total other expense	(33,460)	(21,674)	(54,309)	(46,574)

Income before income taxes	2,569	3,783	112,553	83,018
Provision for income taxes	969	1,556	44,135	32,633

Net Income	$1,600	$2,227	$68,418	$50,385

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$1,600	$2,227	$68,418	$50,385
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $36,245 and $8,595 for the three months and $86,770 and $(26,643) for the six months ended June 30, 2006 and 2005, respectively	57,010	13,450	136,483	(41,691)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(5,673) and $2,588 for the three months and $3,435 and $4,276 for the six months ended June 30, 2006 and 2005, respectively	8,923	(4,050)	(5,978)	(6,693)

Other comprehensive income (loss)	65,933	9,400	130,505	(48,384)

Comprehensive Income	$67,533	$11,627	$198,923	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$139,062	$124,118
Due from affiliates	111,361	193,311
Fuel inventory	75,304	39,542
Spare parts inventory	19,420	18,636
Loans to affiliate for margin deposits	141,817	328,051
Interest receivable from affiliate	56,156	56,210
Assets under price risk management	46,865	1,861
Deferred taxes	—	70,734
Other current assets	10,754	9,355

Total current assets	600,739	841,818

Property, Plant and Equipment	4,201,593	4,198,503
Less accumulated depreciation	919,674	851,917

Net property, plant and equipment	3,281,919	3,346,586

Notes receivable from affiliate	1,360,731	1,362,017
Deferred taxes	161,110	205,067
Long-term assets under price risk management	5,079	737
Other assets	40,575	46,052

Total Assets	$5,450,153	$5,802,277

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$20,133	$15,892
Accrued liabilities	75,238	78,267
Due to affiliates	17,328	6,043
Interest payable	58,094	60,498
Liabilities under price risk management	22,615	178,352
Current deferred tax liabilities	12,026	—
Current maturities of long-term obligations	3,450	3,450
Current portion of lease financing	107,411	103,927

Total current liabilities	316,295	446,429

Lease financing, net of current portion	1,086,490	1,140,760
Long-term obligations	1,527,821	1,499,546
Long-term liabilities under price risk management	7,982	28,129
Benefit plans and other long-term liabilities	175,119	169,756

Total Liabilities	3,113,707	3,284,620

Commitments and Contingencies (Note 4)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,024,145	3,404,279
Accumulated deficit	(707,914)	(776,332)
Accumulated other comprehensive income (loss)	20,215	(110,290)

Total Member's Equity	2,336,446	2,517,657

Total Liabilities and Member's Equity	$5,450,153	$5,802,277

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$68,418	$50,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,094	73,217
Loss (gain) on disposal of assets	10,182	(530)
Gain on sale of emission allowances	(8)	—
Asset impairment charges	—	6,716
Deferred taxes	43,384	1,714
Decrease in accounts receivable	—	32,210
Decrease (increase) in due to/from affiliates	93,235	(57,751)
Increase in inventory	(36,555)	(13,734)
Decrease in loans to affiliate for margin deposit	186,234	—
Decrease in interest receivable from affiliate	53	36
(Increase) decrease in other current assets	(1,400)	5,684
Decrease in other assets	1,813	—
Increase in accounts payable	4,241	9,753
Decrease in accrued liabilities	(3,028)	(6,671)
Decrease in interest payable	(2,404)	(4,530)
Increase in other liabilities	5,363	4,544
Increase (decrease) in net liabilities under price risk management	(11,390)	38,689

Net cash provided by operating activities	431,232	139,732

Cash Flows From Financing Activities
Borrowings on long-term debt	315,000	—
Repayment of long-term debt	(286,725)	(324,020)
Capital contributions from parent	—	300,000
Cash distribution to parent	(380,134)	(170,550)
Repayment of capital lease obligation	(50,786)	(5,129)
Financing costs	—	(4,625)

Net cash used in financing activities	(402,645)	(204,324)

Cash Flows From Investing Activities
Capital expenditures	(17,259)	(21,785)
Proceeds from sale of assets	1,322	632
Proceeds from sale of emission allowances	8	—
Decrease in restricted cash	1,000	173
Sale of short-term investments	—	20,000
Loan to affiliate	—	(134,984)
Repayment of loan to affiliate	1,286	60,287

Net cash used in investing activities	(13,643)	(75,677)

Net increase (decrease) in cash and cash equivalents	14,944	(140,269)
Cash and cash equivalents at beginning of period	124,118	156,154

Cash and cash equivalents at end of period	$139,062	$15,885

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(110,290)	$(110,290)
Current period change	130,505	130,505

Balance at June 30, 2006	$20,215	$20,215

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2006, include unrealized gains on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Midwest Generation's contract prices. The decrease in the unrealized losses during the six months ended June 30, 2006 resulted from a decrease in market prices for power.

        As Midwest Generation's hedged positions are realized, $19.3 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2006 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2008.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $(1.1) million and $0.4 million during the second quarters of 2006 and 2005, respectively, and $(1.5) million and $0.2 million during the six months ended June 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in loss from price risk management in the consolidated income statement.

Note 3. Employee Benefit Plans

Pension Plans

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $7.5 million to its pension plans in 2006. As of June 30, 2006, $317,000 in contributions have been made. Midwest Generation continues to expect to contribute $7.5 million to its pension plans in 2006.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$3,054	$3,419	$6,257	$6,838
Interest cost	1,138	972	2,275	1,945
Expected return on plan assets	(979)	(750)	(1,958)	(1,500)
Net amortization and deferral	87	173	174	346

Total expense	$3,300	$3,814	$6,748	$7,629

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $359,000 to its postretirement benefits other than pensions in 2006. As of June 30, 2006, $90,000 in contributions have been made. Midwest Generation continues to expect to contribute $359,000 to its postretirement benefits other than pensions in 2006.

        Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$161	$176	$322	$352
Interest cost	343	281	687	561
Amortization of unrecognized prior service costs	(179)	(178)	(358)	(357)
Amortization of unrecognized loss	166	96	332	193

Total expense	$491	$375	$983	$749

Note 4. Commitments and Contingencies

Capital Improvements

        At June 30, 2006, Midwest Generation had firm commitments to spend approximately $8.3 million on capital expenditures during the remainder of 2006, primarily for boiler header replacement, dust collection and mitigation system and various other projects. These capital expenditures are planned to be financed by cash generated from operations.

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

Guarantees and Indemnities

Tax Indemnity Agreement

        In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and previously the Collins Station, Edison Mission Energy (EME), Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 175 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2006. Midwest Generation had recorded a $66.3 million liability at June 30, 2006 related to this matter.

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

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which Midwest Generation conducts its business, and may also cause it to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

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

        With respect to Midwest Generation's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued $3.7 million at June 30, 2006 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position. See "Note 11. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30
	2006	2005
	(in thousands)
Cash paid for interest	$101,906	$106,460

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

Statement of Financial Accounting Standards No. 123(R)

        A new accounting standard requires companies to use the fair value accounting method for stock-based compensation. Midwest Generation implemented the new standard in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, the new accounting standard was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. The new accounting standard resulted in the recognition of expense for all stock-based compensation awards. Prior to January 1, 2006, Midwest Generation used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FIN 46(R)-6

        In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective applications. Midwest Generation has not yet selected a transition method.

Statement of Financial Accounting Standard Interpretation No. 48

        In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date applicable to Midwest Generation is January 1, 2007. Midwest Generation is currently assessing the potential impact of the proposed interpretation on its financial condition.

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

  •
  the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other activities in the complex and volatile markets in which Midwest Generation participates;

  •
  operating risks, including equipment failure, availability, heat rate and output;

  •
  effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

  •
  general political, economic and business conditions; and

  •
  weather conditions, natural disasters and other unforeseen events.

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of

Midwest Generation's Annual Report on Form 10-K for the year ended December 31, 2005. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2005, and as compared to the second quarter of 2005 and six months ended June 30, 2005. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

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

        Midwest Generation is currently operating 5,918 megawatts (MW) of power plants consisting of:

  •
  six coal-fired generating plants consisting of 5,613 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

  •
  the Fisk and Waukegan on-site generating peakers consisting of 305 MW, based on PJM installed capability.

        The energy and capacity from the Illinois Plants are sold under terms, including price and quantity, negotiated by Edison Mission Marketing & Trading (EMMT), an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income decreased $0.6 million and increased $18.0 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The decrease in the second quarter earnings was primarily due to the write-off of the estimated net book value of some major components replaced at the Powerton and Joliet Stations during the second quarter of 2006, partially offset by higher energy margin (energy revenues less fuel expenses) driven by higher average energy prices. The year-to-date increase in earnings was primarily attributable to higher energy margin, partially offset by the write-off of the estimated book value of some major components described above. Although generation in the six months ended June 30, 2006 was lower than the corresponding period of 2005, energy margin increased primarily due to an increase of 17% in average energy prices.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues (in millions)
Energy revenues	$261	$244	$599	$571
Capacity revenues	7	8	13	14
Other revenues	2	2	4	4
Loss from price risk management	(4)	(1)	(4)	(11)

Total operating revenues	$266	$253	$612	$578

Statistics
Coal-Fired Generation
Generation (in GWh)	5,493	5,834	12,738	14,229
Equivalent availability(1)	66.0%	62.1%	76.4%	71.1%
Capacity factor(2)	44.8%	47.6%	52.3%	58.4%
Load factor(3)	67.9%	76.7%	68.4%	82.1%
Forced outage rate(4)	7.7%	9.6%	5.0%	8.7%
Average energy price/MWh	$47.63	$41.83	$47.09	$40.12
Average fuel costs/MWh	$13.42	$12.51	$13.14	$12.12

(1)
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

(3)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(4)
Midwest Generation refers to unplanned maintenance as a forced outage.

Operating Revenues

        Operating revenues increased $13.6 million and $34.7 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005 primarily due to higher energy revenues. Also contributing to the year-to-date increase was decreased losses related to price risk management activities. The increases in energy revenues were primarily due to higher average energy prices, partially offset by lower generation.

        Losses from price risk management increased $2.8 million and decreased $7.1 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The 2005 losses were primarily due to significant price increases in 2005 on power contracts that did not qualify for hedge accounting under SFAS No. 133. For the second quarter of 2006 and six months ended June 30, 2006, there were $5.4 million and $4.6 million, respectively, of losses related to the remainder of 2006, 2007 and 2008 hedge contracts. Partially offsetting these losses were $1.4 million and $0.2 million of gains for the second quarter of 2006 and the six months ended June 30, 2006, respectively, related to the first six months hedge contracts which related to activities reported as energy revenues. At June 30, 2006, cumulative unrealized losses of $11.7 million (pre-tax) have been recognized on hedge contracts that pertain to the remainder of 2006, 2007 and 2008. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Operating Expenses

        Operating expenses increased $3.0 million and decreased $2.6 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, asset impairment charges, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $0.4 million and decreased $4.8 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The year-to-date decrease was primarily attributable to lower coal consumption in 2006, as compared to 2005 resulting from lower generation. This decrease was partially offset by higher coal costs driven by scheduled price increases and the use of lower sulfur coal.

        Plant operations expenses increased $8.2 million and $4.8 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The 2006 increases were primarily due to higher planned overhaul in 2006, as compared to 2005.

        Asset impairment charges of $6.7 million for the second quarter of 2005 and six months ended June 30, 2005 were primarily associated with a redefined capital program related to coal dust mitigation.

        Administrative and general expenses increased $1.5 million and $4.7 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The increases were primarily due to classification of allocated costs and legal consultant costs.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Interest income and other expense	$(9,428)	$931	$(8,598)	$1,078
Interest income from affiliate	28,235	28,280	56,470	56,560
Interest expense	(52,267)	(50,885)	(102,181)	(104,212)

Total other expense	$(33,460)	$(21,674)	$(54,309)	$(46,574)

        Included in interest income and other expense for 2006 was a $10.9 million write-off of the estimated net book value of some major components at the Powerton and Joliet Stations that were replaced during major maintenance conducted in the second quarter of 2006. Interest expense increased $1.4 million and decreased $2.0 million for the second quarter of 2006 and six months ended June 30, 2006, respectively, compared to the corresponding periods of 2005. The second quarter increase is primarily due to additional borrowing under Midwest Generation's working capital facility in the second quarter of 2006. The year-to-date decrease is primarily due to the reduction in the principal amount of the term loan outstanding in the second quarter of 2005.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 39.2% and 39.3% during the first six months of 2006 and 2005, respectively. The effective income tax rate was different from the federal statutory rate of 35% due to state income taxes.

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

Consolidated Cash Flow

        At June 30, 2006, Midwest Generation had cash and cash equivalents of $139.1 million, compared to $124.1 million at December 31, 2005. Net working capital at June 30, 2006 was $284.4 million, compared to $395.4 million at December 31, 2005. The decline in working capital was primarily the result of a decrease in receivables from affiliates including loans for margin deposits and a decrease in current deferred tax assets. Partially offsetting these decreases was a net decrease in current liabilities under price risk management.

        Net cash provided by operating activities increased $291.5 million in the first six months of 2006, compared to the first six months of 2005. The increase was primarily due to higher net income and payments received from affiliates on loans and receivables.

        Net cash used in financing activities increased $198.3 million in the first six months of 2006, compared to the first six months of 2005. In the first six months of 2006, Midwest Generation made distributions of $380.1 million to its parent, repaid $285 million and borrowed $315 million under its working capital facility, and repaid capital lease obligation of $50.8 million. In 2005, Midwest Generation paid a $170.6 million dividend to its parent and repaid $324.0 million of long-term debt using a $300 million capital contribution from its parent.

        Net cash used in investing activities decreased $62.0 million in the first six months of 2006, compared to the first six months of 2005. The decrease was primarily due to a net loan of $74.7 million to an affiliate in 2005, partially offset by the sale of auction rate security investments for $20 million in 2005.

        Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

        Midwest Generation plans to spend approximately $14.4 million in the remainder of 2006 and $35.4 million, $18.3 million and $25.2 million in 2007, 2008 and 2009, respectively, for capital expenditures. These expenditures will primarily be for non-environmental projects, such as boiler header replacement, upgrades to dust collection/mitigation systems and various other projects. Included in the planned spending above are $1.7 million in 2006, $3.1 million in 2007, $6.3 million in 2008, and $25.2 million in 2009 related to environmental improvements. Midwest Generation plans to finance these capital expenditures by cash generated from operations.

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

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended June 30, 2006, the interest coverage ratio was 6.45 to 1.

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended June 30, 2006, the secured leverage ratio was 2.00 to 1.

        In addition, Midwest Generation's distributions are limited in amount. Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of its excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributed to the equity contribution equals the amount of the equity contribution. Because EME made a $300 million equity contribution to Midwest Generation on April 19, 2005, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to that equity contribution equals $300 million. In April 2006, Midwest Generation made an additional distribution of $196 million. After taking into account this distribution, the remaining incremental distribution that can be attributed to the equity contribution is $128 million. To the extent Midwest Generation makes a distribution which is not fully attributed to an equity contribution, Midwest Generation is required to make concurrently with such distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the amount attributed to the equity contribution.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT are as follows:

	Moody's Rating	S&P Rating
EME	B1	B+
Midwest Generation:
First priority senior secured rating	Ba2	BB-
Second priority senior secured rating	Ba3	B
EMMT	Not Rated	B+

        Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of June 30, 2006, $204.6 million was utilized under this facility.

        As of June 30, 2006, Midwest Generation had $141.8 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

State—Illinois

Air Quality

        On March 14, 2006, the Illinois Environmental Protection Agency submitted a proposed rule to the Illinois Pollution Control Board (PCB) for adoption. The proposed rule requires a 90% reduction of mercury emissions from coal-fired power plants averaged across company-owned Illinois stations and a minimum reduction of 75% for individual generating units by July 1, 2009. A 90% reduction at each station would be required by 2013. The first hearing on the rule was held in June 2006 and a second hearing is set for August 2006.

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

Energy Price Risk

        All the energy and capacity from the Illinois Plants is sold under terms, including price and quantity, negotiated by EMMT with customers through a combination of bilateral agreements, forward energy sales and spot market sales. As discussed further below, power generated at the Illinois Plants is generally sold into the PJM market.

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub in PJM, and may also be entered into at other trading hubs, including the AEP/Dayton Hub in PJM and the Cinergy Hub in the MISO. These trading hubs have been the most liquid locations for hedging purposes. However, hedging transactions which settle at points other than the Northern Illinois Hub are subject to the possibility of basis risk. See "—Basis Risk" below for further discussion.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2006 and 2005.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2006	2005
January	$42.27	$38.36
February	42.66	34.92
March	42.50	45.75
April	43.16	38.98
May	39.96	33.60
June	34.80	42.45

Six-Month Average	$40.89	$39.01

(1)
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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2006:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2006
July	$43.77
August	47.64
September	36.86
October	33.17
November	38.21
December	50.37
2007 Calendar "strip"(2)	$45.49
2008 Calendar "strip"(2)	$45.10

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at June 30, 2006:

	2006	2007	2008
Megawatt hours	10,039,760	16,237,200	3,072,000
Average price/MWh(1)	$47.61	$48.25	$66.13

(1)
The above hedge positions include forward contracts for the sale of power during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2006 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

        Subsequent to June 30, 2006, EMMT entered into an agreement with a third party to hedge the price risk for 500 MW of on-peak power from the Illinois Plants for 2007, 2008 and 2009 (using the Northern Illinois Hub as a reference point). Under the terms of the agreement, EME has guaranteed the obligation of EMMT, but neither EME nor EMMT is required to post margin, provide liens on property or provide other collateral to support the obligations under the agreement.

Basis Risk

        Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for a settlement point at the Northern Illinois Hub. Midwest Generation's price risk management activities use this settlement point (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. Midwest Generation's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the Northern Illinois Hub) less the cost of power at spot prices at the same designated settlement points.

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants.

Coal Price and Transportation Risk

        The Illinois Plants use approximately 18 million to 20 million tons of coal annually, primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements with terms ranging from three years to eight years. The following table summarizes the percent of expected coal requirements for the next five years that were under contract at June 30, 2006.

	2006(1)	2007	2008	2009	2010
Percent of coal requirements under contract	108%	95%	33%	33%	33%

(1)
The percentage in 2006 is calculated based on coal supply and expected generation requirements for a full year.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of Powder River Basin (PRB) coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants, significantly increased in 2005 due to the curtailment of coal shipments during 2005 due to increased PRB coal demand from other regions (east), rail constraints (discussed below), higher oil and natural gas prices and higher prices for SO2 allowances. On June 23, 2006, the Energy Information Administration reported the price of PRB coal to be $12.25 per ton, which compares to 2005 prices that ranged from $6.20 per ton to $18.48 per ton. The price of PRB coal decreased during the first six months of 2006 from 2005 year-end prices due to easing natural gas prices, lower prices for SO2 allowances and mild weather during the first six months of 2006.

        After two derailments in May 2005, the railroads that bring coal from the PRB mines to the Illinois Plants discovered significant problems with the joint-rail line that serves the PRB mines. Repairs to the joint-rail line are expected to continue through most of 2006. Even though some restrictions in coal shipments have occurred while repairs are being completed, EME expects to continue receiving a sufficient amount of coal to generate power based on communications with the railroad companies.

Credit Risk

        In conducting Midwest Generation's price risk management activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 73% of Midwest Generation's consolidated operating revenues for the six months ended June 30, 2006. Moody's Investors Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital needed to make capital improvements. Midwest Generation had $331.3 million outstanding under its variable rate term loan facility due in 2011 as of June 30, 2006 and a $500 million working capital facility, maturing in 2011, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. Midwest Generation also has $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.6 billion at June 30, 2006, compared to the carrying value of $1.5 billion.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The increase in fair value of electricity contracts at June 30, 2006 as compared to December 31, 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at June 30, 2006, which is the valuation date.

	June 30, 2006	December 31, 2005
	(in thousands)
Commodity price:
Electricity contracts	$21,348	$(203,882)

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity price risk management assets and liabilities as of June 30, 2006 (in thousands):

	Total Fair Value	Maturity < 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity > 5 years
Prices actively quoted	$21,348	$24,251	$(2,903)	$—	$—

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

FERC Order Regarding PJM Marginal Losses

        On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM had violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a marginal loss component in addition to the already included congestion component. This may have an adverse impact on sellers in the Western PJM and Northern Illinois regions. On June 19, 2006, the FERC issued an order delaying implementation of marginal losses in PJM until June 1, 2007, and at this time, it is not possible to predict how the prospective effect of the order will affect the prices at which Midwest Generation will be able to sell its power.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.4.1	Supplemental Indenture, dated as of March 1, 2006, among Midwest Generation Procurement Services, LLC, Midwest Generation, LLC, and Midwest Finance Corp., and The Bank of New York, as Trustee.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	August 8, 2006

QuickLinks

TABLE OF CONTENTS
  PART I – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES