Form 10-Q
period 2006-09-30
MIDWEST GENERATION LLC
filed 2006-11-03
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

        Number of units outstanding of the registrant's Membership Interests as of November 3, 2006: 100 units (all units held by an affiliate of the registrant).

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Energy and capacity revenues from marketing affiliate	$435,094	$447,642	$1,047,710	$1,032,982
Other revenues	2,870	2,784	6,892	6,522
Income (loss) from price risk management	101	(32,568)	(4,291)	(44,067)

Total operating revenues	438,065	417,858	1,050,311	995,437

Operating Expenses
Fuel	121,078	107,374	287,532	278,615
Gain on sale of emission allowances	—	—	(8)	—
Plant operations	74,336	74,530	270,471	265,894
Asset impairment charges	—	110	—	6,826
Depreciation and amortization	35,290	35,079	105,721	106,030
Administrative and general	7,534	2,494	19,906	10,209

Total operating expenses	238,238	219,587	683,622	667,574

Operating income	199,827	198,271	366,689	327,863

Other Income (Expense)
Interest and other income	30,170	28,149	88,224	85,257
Gain (loss) on disposal of assets	1,343	55	(8,839)	585
Interest expense	(51,227)	(50,721)	(153,408)	(154,933)

Total other expense	(19,714)	(22,517)	(74,023)	(69,091)

Income before income taxes	180,113	175,754	292,666	258,772
Provision for income taxes	69,818	68,669	113,953	101,302

Net Income	$110,295	$107,085	$178,713	$157,470

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Income	$110,295	$107,085	$178,713	$157,470
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $28,145 and $(54,841) for the three months and $114,915 and $(81,485) for the nine months ended September 30, 2006 and 2005, respectively	41,870	(85,815)	178,353	(127,506)
Reclassification adjustments included in net income, net of income tax expense of $3,887 and $24,687 for the three months and $7,322 and $28,962 for the nine months ended September 30, 2006 and 2005, respectively	(5,388)	(38,629)	(11,366)	(45,322)

Other comprehensive income (loss)	36,482	(124,444)	166,987	(172,828)

Comprehensive Income (Loss)	$146,777	$(17,359)	$345,700	$(15,358)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$225,385	$124,118
Due from affiliates	113,217	193,311
Fuel inventory	69,462	39,542
Spare parts inventory	20,136	18,636
Loans to affiliate for margin deposits	62,015	328,051
Interest receivable from affiliate	27,892	56,210
Assets under price risk management	88,448	1,861
Deferred taxes	—	70,734
Other current assets	11,734	9,355

Total current assets	618,289	841,818

Property, Plant and Equipment	4,205,189	4,198,503
Less accumulated depreciation	954,896	851,917

Net property, plant and equipment	3,250,293	3,346,586

Notes receivable from affiliate	1,359,276	1,362,017
Deferred taxes	85,670	205,067
Long-term assets under price risk management	52,341	737
Other assets	39,237	46,052

Total Assets	$5,405,106	$5,802,277

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$11,243	$15,892
Accrued liabilities	81,652	78,267
Due to affiliates	19,247	6,043
Interest payable	60,042	60,498
Liabilities under price risk management	43,840	178,352
Current deferred tax liabilities	26,626	—
Current maturities of long-term obligations	3,450	3,450
Current portion of lease financing	110,956	103,927

Total current liabilities	357,056	446,429

Lease financing, net of current portion	1,029,805	1,140,760
Long-term obligations	1,356,958	1,499,546
Long-term liabilities under price risk management	9,809	28,129
Benefit plans and other long-term liabilities	168,255	169,756

Total Liabilities	2,921,883	3,284,620

Commitments and Contingencies (Note 4)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,024,145	3,404,279
Accumulated deficit	(597,619)	(776,332)
Accumulated other comprehensive income (loss)	56,697	(110,290)

Total Member's Equity	2,483,223	2,517,657

Total Liabilities and Member's Equity	$5,405,106	$5,802,277

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$178,713	$157,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,724	109,592
Loss (gain) on disposal of assets	8,839	(585)
Gain on sale of emission allowances	(8)	—
Asset impairment charges	—	6,826
Deferred taxes	109,165	(9,553)
Decrease in accounts receivable	—	32,210
Decrease (increase) in due to/from affiliates	93,298	(93,685)
Increase in inventory	(31,429)	(12,167)
Decrease (increase) in loans to affiliate for margin deposits	266,036	(316,389)
Decrease in interest receivable from affiliate	28,318	28,334
Increase in other current assets	(2,379)	(5,717)
Decrease in other assets	1,813	—
Decrease in accounts payable	(4,649)	(6,783)
Increase (decrease) in accrued liabilities	3,385	(1,457)
Decrease in interest payable	(456)	(3,295)
Increase (decrease) in other liabilities	(1,502)	721
Increase (decrease) in net liabilities under price risk management	(16,441)	145,241

Net cash provided by operating activities	742,427	30,763

Cash Flows From Financing Activities
Issuance of long-term debt	—	208,437
Borrowing on long-term debt	395,000	—
Repayment of long-term debt	(537,588)	(368,320)
Capital contributions from parent	—	300,000
Capital distribution to parent	(380,134)	(170,550)
Repayment of capital lease obligation	(103,927)	(54,953)
Financing costs	—	(4,625)

Net cash used in financing activities	(626,649)	(90,011)

Cash Flows From Investing Activities
Capital expenditures	(21,822)	(26,280)
Proceeds from sale of assets	3,563	1,699
Proceeds from sale of emission allowances	8	—
Decrease in restricted cash	1,000	5,953
Sale of short-term investments	—	20,000
Repayment of loan to affiliates	2,740	11,551

Net cash provided by (used in) investing activities	(14,511)	12,923

Net increase (decrease) in cash and cash equivalents	101,267	(46,325)
Cash and cash equivalents at beginning of period	124,118	156,154

Cash and cash equivalents at end of period	$225,385	$109,829

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

Note 1. General

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(110,290)	$(110,290)
Current period change	166,987	166,987

Balance at September 30, 2006	$56,697	$56,697

        Unrealized gains on cash flow hedges, net of tax, at September 30, 2006, include unrealized gains on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Midwest Generation's contract prices. The decrease in the unrealized losses during the nine months ended September 30, 2006 resulted from a decrease in market prices for power.

        As Midwest Generation's hedged positions are realized, $30.8 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2006 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $0.1 million and $0.5 million during the third quarters of 2006 and 2005, respectively, and $1.6 million and $0.2 million during the nine months ended September 30, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in loss from price risk management in the consolidated income statement.

Note 3. Employee Benefit Plans

Pension Plans

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $7.5 million to its pension plans in 2006. As of September 30, 2006, $7.3 million in contributions have been made. Additional funding in 2006 could be lower than anticipated, depending on the funded status at year-end and tax-deductible funding limits.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$3,066	$3,419	$9,323	$10,257
Interest cost	1,195	973	3,470	2,918
Expected return on plan assets	(975)	(750)	(2,933)	(2,250)
Net amortization and deferral	87	173	261	519

Total expense	$3,373	$3,815	$10,121	$11,444

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $359,000 to its postretirement benefits other than pensions in 2006. As of September 30, 2006, $90,000 in contributions have been made. Midwest Generation continues to expect to contribute $359,000 to its postretirement benefits other than pensions in 2006.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$161	$109	$483	$461
Interest cost	344	428	1,031	989
Amortization of unrecognized prior service costs	(178)	(179)	(536)	(536)
Amortization of unrecognized loss	165	280	497	473

Total expense	$492	$638	$1,475	$1,387

Note 4. Commitments and Contingencies

Capital Improvements

        At September 30, 2006, Midwest Generation had firm commitments to spend approximately $6.4 million on capital expenditures during the remainder of 2006, primarily for boiler header replacement, dust collection and mitigation system and various other projects. These capital expenditures are planned to be financed by cash generated from operations.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific existing asbestos claims and expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 176 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2006. Midwest Generation had recorded a $65.5 million liability at September 30, 2006 related to this matter.

        The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

FERC Notice Regarding Investigatory Proceeding against EMMT

        At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to an evidentiary hearing before an Administrative Law Judge, review of the Administrative Law Judge's decision by the full FERC, and review of any adverse FERC decision by an appellate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised Midwest Generation that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

Tax Matters

        Midwest Generation is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. In Midwest Generation's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon Midwest Generation's financial condition or results of operations.

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with existing environmental regulatory requirements. Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. The initial State Implementation Plans (SIP) for the Clean Air Interstate Rule were to be submitted during September 2006; however, the US EPA has extended this date, thereby allowing the states to submit abbreviated SIPs by March 31, 2007. Compliance with these regulations will affect the costs and the manner in which Midwest Generation conducts its business, and will require Midwest Generation to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

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

        With respect to Midwest Generation's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent that the costs are probable and can be reasonably estimated. Midwest Generation has accrued $2.7 million at September 30, 2006 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position. See "Note 11. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 5. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30
	2006	2005
	(in thousands)
Cash paid for interest	$149,837	$154,644

Note 6. New Accounting Pronouncements

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

FASB Staff Position FIN 46(R)-6

        In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective applications. This guidance had no impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standard Interpretation No. 48

        In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date applicable to Midwest Generation is January 1, 2007. Midwest Generation is currently assessing the potential impact of the interpretation on its financial condition.

Statement of Financial Accounting Standards No. 157

        In September 2006, the FASB issued a new accounting standard on fair value measurements (Statement of Financial Accounting Standards No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation will adopt SFAS No. 157 on January 1, 2008. Midwest Generation is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

Statement of Financial Accounting Standards No. 158

        In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in their balance sheet; the asset or liability is offset through other comprehensive income. The standard also requires companies to align the measurement dates for their plans to their fiscal year-ends; Midwest Generation already has a fiscal year-end measurement date for all of its postretirement plans. Midwest Generation will adopt SFAS No. 158 prospectively on December 31, 2006. Had SFAS No. 158 been effective as of December 31, 2005, Midwest Generation would have recorded additional postretirement benefit liabilities of $16 million and a reduction to accumulated other comprehensive income (a component of shareholder's equity) of $9 million, net of tax. Midwest Generation is currently assessing the impact of this standard, but does not expect a material effect on its consolidated financial statements or its financial covenants.

Staff Accounting Bulletin No. 108

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The new guidance requires additional quantitative testing to determine whether a misstatement is material. Midwest Generation will implement SAB No. 108 for the filing of its 2006 Annual Report on Form 10-K. Midwest Generation does not expect that SAB No. 108 will have a material effect on its consolidated financial statements.

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

  •
  operating risks, including equipment failure, availability, heat rate, output, and availability and cost of spare parts and repairs;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2005, and as compared to the third quarter of 2005 and nine months ended September 30, 2005. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2005.

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

Hedging Activities

        In September 2006, the first Illinois power procurement auction was held by Commonwealth Edison under rules approved by the Illinois Commerce Commission. Pursuant to this auction, EMMT entered into two load requirements services contracts. Under the terms of these agreements, Midwest Generation expects to deliver through EMMT electricity together with capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load. The estimated megawatt-hours for 2007, 2008 and 2009 under these energy supply agreements are 8.5 million, 6.2 million and 1.8 million, respectively. The amount of power sold under these agreements can vary significantly with variations in load. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk Affecting Sales From the Illinois Plants" for further discussion of Midwest Generation's hedge position.

Environmental Developments Regarding Emissions

        During the third quarter of 2006, Ameren Corporation and Dynegy Inc. announced agreements with the Illinois Environmental Protection Agency to reduce mercury, NOx, SO2 and fine particulates at their Illinois coal-fired power plants. These agreements take the form of so-called Multi-Pollutant Standards, or MPS, as part of a rule related to mercury emissions adopted on November 2, 2006, by the Illinois Pollution Control Board. Under the rule, Ameren and Dynegy will be permitted to meet a less stringent Illinois standard with respect to mercury emissions in exchange for agreeing to reduce the emissions of other pollutants in accordance with the MPS. As adopted, the rule will permit any company, including Midwest Generation, to opt into the MPS by December 2007.

        In a separate rule making procedure, the Illinois EPA has begun the process of developing a SIP to implement the federal Clean Air Interstate Rule which is to be submitted to the US EPA by March 31, 2007. It has also begun to develop SIPs to meet the National Air Quality Standards for 8-hour ozone and fine particulates and regional haze. These SIPs are due to be submitted to the US EPA in 2007 and 2008.

        The Illinois Plants will need to be in compliance with these SIPs when they finally come into effect. The costs to add appropriate environmental equipment, which could include flue gas desulfurization systems, selective catalytic reduction systems, bag-houses, sorbent injection systems, or other environmental equipment, could be significant. For certain of the units within the Illinois Plants, the capital costs of adding equipment to achieve compliance may not be economically justifiable and could result in the decommissioning of some individual units.

        Midwest Generation considers many factors in connection with the making of capital improvements or plant decommissionings including, among others: an assessment of new technologies, the cost and performance of environmental equipment (including changes in labor and materials costs), and the availability of cap and trade programs and the projected prices of emissions allowances. The type of coal to be used can also have a significant impact on the amount of emissions from coal-fired power plants and hence the type of controls required. With respect to technology, Midwest Generation is currently testing the use of sorbent injection technology for the removal of mercury at several of its plants. Decisions made by Midwest Generaton also will be affected by the expected future spread between projected power and coal prices. In view of the many factors involved and in the absence of rules in definitive form, Midwest Generation has not at this time determined what actions it may take to provide for optimal compliance with these environmental regulations, including whether to opt into the MPS. However, it is likely that any optimized plan will require additional capital costs for environmental retrofits of the Illinois coal units and that the amount of these costs will be material. See

"Liquidity and Capital Resources—Environmental Matters and Regulations—State-Illinois" for further discussion of environmental developments.

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income increased $3.2 million and $21.2 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. The increase in the third quarter earnings was primarily due to decreased losses from price risk management activities mostly offset by lower energy margin (energy revenues less fuel expenses) driven by a 5.8% decrease in average energy prices and higher coal costs attributable to the use of lower sulfur coal. The year-to-date increase in earnings was primarily attributable to the decrease in unrealized losses from the price risk management contracts and higher energy margin. Although generation in the nine months ended September 30, 2006 was lower than the corresponding period of 2005, energy margin increased primarily due to an increase of 7.6% in average energy prices. Partially offsetting these increases was the write-off of the estimated book value of some major components replaced at the Powerton and Joliet Stations during the second quarter of 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues (in millions)
Energy revenues	$428	$438	$1,027	$1,009
Capacity revenues	7	10	20	24
Other revenues	3	3	7	6
Loss from price risk management	—	(33)	(4)	(44)

Total operating revenues	$438	$418	$1,050	$995

Statistics
Coal-Fired Generation
Generation (in GWh)	8,429	8,137	21,167	22,366
Equivalent availability(1)	89.6%	87.9%	80.9%	76.8%
Capacity factor(2)	68.0%	65.7%	57.6%	60.8%
Load factor(3)	75.9%	74.7%	71.2%	79.2%
Forced outage rate(4)	7.0%	9.4%	5.7%	9.0%
Average energy price/MWh	$50.72	$53.85	$48.54	$45.12
Average fuel costs/MWh	$14.12	$13.16	$13.53	$12.50

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

Operating Revenues

        Operating revenues increased $20.2 million and $54.9 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005 primarily due to decreased losses related to price risk management activities. Also contributing to the year-to-date increase was higher energy revenues. The increase in energy revenues was primarily due to higher average energy prices, partially offset by lower generation.

        Losses from price risk management decreased $32.7 million and $39.8 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. The 2005 losses were primarily due to significant price increases in 2005 on power contracts that did not qualify for hedge accounting under SFAS No. 133. For the nine months ended September 30, 2006, there were $3.5 million of unrealized losses, related to existing hedge contracts. At September 30, 2006, cumulative unrealized losses of $6.7 million (pre-tax) have been recognized on hedge contracts that pertain to the remainder of 2006 through 2009. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

        Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants vary substantially. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) which reduces generation and increases major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk" for further discussion regarding market prices.

Operating Expenses

        Operating expenses increased $18.7 million and $16.0 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, asset impairment charges, depreciation and amortization and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $13.7 million and $8.9 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. The increase was primarily attributable to scheduled price increases. Partially offsetting the year-to-date increase was lower coal consumption in 2006, as compared to 2005, resulting from lower generation.

        Plant operations expenses increased $4.6 million for the nine months ended September 30, 2006 compared to the corresponding periods of 2005. The 2006 increase was primarily due to higher planned overhaul in 2006, as compared to 2005.

        Asset impairment charges of $6.8 million for the nine months ended September 30, 2005 were primarily associated with a redefined capital program related to coal dust mitigation.

        Administrative and general expenses increased $5.0 million and $9.7 million for the third quarter of 2006 and nine months ended September 30, 2006, respectively, compared to the corresponding periods of 2005. The increases were primarily due to classification of allocated costs and legal consultant costs.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Interest income and other income (expense)	$824	$(113)	$2,407	$435
Interest income from affiliate	29,346	28,262	85,817	84,822
Gain (loss) on disposal of assets	1,343	55	(8,839)	585
Interest expense	(51,227)	(50,721)	(153,408)	(154,933)

Total other expense	$(19.714)	$(22,517)	$(74,023)	$(69,091)

        Loss on disposal of assets for the nine months ended September 30, 2006 was primarily due to a $11.1 million write-off of the estimated net book value of some major components at the Powerton and Joliet Stations, and Will County that were replaced in 2006. The year-to-date decrease in interest expense is primarily due to the scheduled reduction in the principal amount of the term loan outstanding in 2006, partially offset by additional borrowings under Midwest Generation's working capital facility in 2006.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 38.9% and 39.1% during the first nine months of 2006 and 2005, respectively. The effective income tax rate was different from the federal statutory rate of 35% due to state income taxes.

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

Consolidated Cash Flow

        At September 30, 2006, Midwest Generation had cash and cash equivalents of $225.4 million, compared to $124.1 million at December 31, 2005. Net working capital at September 30, 2006 was $261.2 million, compared to $395.4 million at December 31, 2005. The decline in working capital was primarily the result of a decrease in receivables from affiliates including loans for margin deposits and a decrease in current deferred tax assets. These changes were largely driven by a decline in forward power prices.

        Net cash provided by operating activities increased $711.7 million in the first nine months of 2006, compared to the first nine months of 2005. The increase was primarily due to higher pre-tax income and payments received from affiliates on loans and receivables, partially offset by a decrease in net liabilities under price risk management.

        Net cash used in financing activities increased $536.6 million in the first nine months of 2006, compared to the first nine months of 2005. In the first nine months of 2006, Midwest Generation made distributions of $380.1 million to its parent, repaid $140 million under its working capital facility, and repaid capital lease obligation of $103.9 million. In 2005, Midwest Generation paid a $170.6 million dividend to its parent and repaid $368.3 million of long-term debt with cash and a $300 million capital contribution from its parent.

        Net cash used in investing activities increased $27.4 million in the first nine months of 2006, compared to the first nine months of 2005. The increase was primarily due to a decrease in the loan repayments to affiliates in 2006 and the sale of auction rate security investments for $20 million in 2005.

        Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

        Midwest Generation plans to spend approximately $10.4 million in the remainder of 2006 and $35.4 million, $18.3 million and $25.2 million in 2007, 2008 and 2009, respectively, for capital expenditures. These expenditures will primarily be for non-environmental projects, such as boiler header replacement, upgrades to dust collection/mitigation systems and various other projects. Included in the planned spending above are $1.0 million in 2006, $3.1 million in 2007, $6.3 million in 2008, and $25.2 million in 2009 related to environmental improvements. Midwest Generation plans to finance these capital expenditures by cash generated from operations.

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

Covenant Requirements for Distributions

        In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended September 30, 2006, the interest coverage ratio was 6.09 to 1.

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended September 30, 2006, the secured leverage ratio was 1.85 to 1.

        In addition, Midwest Generation's distributions are limited in amount. Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of its excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributed to the equity contribution equals the amount of the equity contribution. Because EME made a $300 million equity contribution to Midwest Generation on April 19, 2005, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to that equity contribution equals $300 million. In October 2006, Midwest Generation made an additional distribution of $162 million. After taking into account this distribution, the remaining incremental distribution that can be attributed to the equity contribution is $88 million. To the extent Midwest Generation makes a distribution which is not fully attributed to an equity contribution, Midwest Generation is required to make concurrently with such distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the amount attributed to the equity contribution.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at September 30, 2006, are as follows:

	Moody's Rating	S&P Rating
EME	B1	BB-
Midwest Generation:
First priority senior secured rating	Baa3	BB
Second priority senior secured rating	Ba2	B+
EMMT	Not Rated	BB-

        On September 27, 2006, Moody's raised Midwest Generation's first priority senior secured rating to Baa3 from Ba2 and its second priority senior secured rating to Ba2 from Ba3. On September 29, 2006, Standard & Poor's raised the credit rating of EME and EMMT to BB- from B+. In addition, Standard & Poor's raised Midwest Generation's first priority senior secured rating to BB from BB- and its second priority senior secured rating to B+ from B.

        Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of September 30, 2006, $34.6 million was utilized under this facility.

        As of September 30, 2006, Midwest Generation had $62.0 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding Against EMMT

        At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to an evidentiary hearing before an Administrative Law Judge, review of the Administrative Law Judge's decision by the full FERC, and review of any adverse FERC decision by an appellate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised Midwest Generation that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

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

Federal—United States of America

Clean Air Act

National Ambient Air Quality Standards—

        On September 22, 2006 the US Environmental Protection Agency signed a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2010 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

State—Illinois

Air Quality

        On March 14, 2006, the Illinois Environmental Protection Agency submitted a proposed rule for reduction of mercury emissions to the Illinois Pollution Control Board, or PCB, for adoption. The proposed mercury rule requires a 90% reduction of mercury emissions from coal-fired power plants averaged across company-owned Illinois stations and a minimum reduction of 75% for individual generating sources by July 1, 2009. The rule requires each station to achieve a 90% reduction by January 1, 2014 and, because emissions are measured on a rolling twelve-month average, stations must install equipment necessary to meet the January 1, 2014, 90% reduction by January 1, 2013. Buying or selling of emission allowances under the federal Clean Air Mercury Rule cap and trade program would be prohibited. The first hearing on the proposed mercury rule was held in June 2006 and a second hearing was held in August 2006.

        In July 2006, Ameren Corporation, and in August 2006, Dynegy Inc., announced agreements with the Illinois Environmental Protection Agency to reduce mercury, NOx, SO2 and fine particulates at their Illinois coal-fired power plants. These agreements, called the Multi-Pollutant Standards or MPS, were introduced in the mercury rulemaking proceeding as part of the mercury rule. The MPS is intended to be available to any owner of an Illinois coal-fired generator, provided that the owner makes an election by December 31, 2007, to participate in the MPS. The election must identify the generators subject to the MPS (the MPS Group), as well as the generators to be permanently shut down.

        The MPS requires each generator in the MPS Group to install and operate certain mercury control technology by July 2009. If the mercury control equipment is installed and operated properly, the generators in the MPS Group are exempted, until December 31, 2014, from the 90% emissions reduction requirement of the proposed mercury rule. Generators in the MPS Group must, however, meet certain NOx and SO2 emissions reductions by 2012 and 2013, respectively, and are required to forfeit emissions allowances to the state. Allowances from units identified for permanent shutdown in the December 31, 2007 election are not forfeited if the units are retired by December 31, 2010. Companies that do not elect to participate in the MPS rule will be subject to the pending mercury rule, but do not have to meet the SO2 and NOx targets of the MPS rule and do not have to forfeit emissions allowances. These companies will be subject to the SO2 and NOx targets which will become part of the Illinois SIPs implementing the federal CAIR and the 8-hour ozone and fine particulate standards described below.

        Final comments on the mercury rule and the MPS were filed on Septemer 20, 2006. On November 2, 2006, the PCB adopted the rule as proposed, with the addition of the MPS provisions. The rule now must be submitted to the General Assembly's Joint Committee on Administrative Rules for adoption, objection or prohibition. If adopted by the Joint Committee, the rule becomes effective after publication in the Illinois register. Rules adopted through such state proceedings are also subject to court appeal.

        On May 30, 2006, the Illinois EPA submitted a proposed regulation to the Illinois PCB to implement the Illinois SIP required for compliance with the federal Clean Air Interstate Rule which requires reductions in NOx and SO2. The Illinois PCB has held a hearing on this SIP on October 10, 2006 and has scheduled another hearing for November 28, 2006. Although this SIP was to be submitted to the US EPA by September 11, 2006, the US EPA federal implementation plan which was promulgated on March 15, 2006 allows the Illinois EPA to submit an abbreviated SIP by March 31, 2007. The Illinois EPA has also begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates. These SIPs will be developed with the intent of bringing non-attainment areas, such as Chicago, into attainment. They are expected to deal with all emission sources, not just power generators, and to address emissions of NOx, SO2, and volatile organic compounds. These SIPs are to be submitted to the US EPA by June 15, 2007 for 8-hour ozone, and by April 5, 2008 for fine particulates.

        While the final forms of the mercury rule, the MPS, and the SIPs are not currently known, the costs to add appropriate enviornmental equipment, which could include flue gas desulfurization systems, selective catalytic reduction systems, bag-houses, sorbent injection systems, or other environmental equipment, could be significant.

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

Hedging Strategy

        To reduce its exposure to market risk, Midwest Generation hedges a portion of its merchant portfolio risk through EMMT. To the extent that Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

  •
  the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including utilities and power marketing companies, and

  •
  full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services including the delivery of a bundled product including, but not limited to, energy, capacity and ancillary services, generally for a fixed unit price.

        EMMT participated in the Illinois auction in September 2006, which resulted in its entry into two load requirements services contracts with Commonwealth Edison with periods of seventeen months and twenty-nine months, beginning January 1, 2007. Under these load requirements services contracts, the amount of power sold is a portion of the retail load of the purchasing utility and can vary significantly with variations in that retail load. Retail load depends upon a number of factors, including the time of day, the time of the year and the utility's number of new and continuing customers.

        The extent to which Midwest Generation hedges its market price risk depends on several factors. First, Midwest Generation evaluates over-the-counter market prices to determine whether the types of hedge transactions set forth above at forward market prices are sufficiently attractive compared to assuming the risk associated with fluctuating spot market sales. Second, Midwest Generation's ability to enter into hedging transactions depends upon its and EMMT's credit capacity and upon the forward sales markets having sufficient liquidity to enable Midwest Generation to identify appropriate counterparties for hedging transactions.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2006 and 2005.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2006	2005
January	$42.27	$38.36
February	42.66	34.92
March	42.50	45.75
April	43.16	38.98
May	39.96	33.60
June	34.80	42.45
July	51.82	50.87
August	54.76	60.09
September	31.87	53.30

Nine-Month Average	$42.64	$44.26

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2006:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2006
October	$28.52
November	33.26
December	40.57
2007 Calendar "strip"(2)	$44.31
2008 Calendar "strip"(2)	$45.09

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position at September 30, 2006:

	2006	2007	2008	2009
Energy Only Contracts(1)
Megawatt-hours	5,135,440	16,645,200	10,649,600	2,048,000
Average price/MWh(2)	$45.56	$48.37	$61.32	$60.00
Load Requirements Services Contracts
Estimated megawatt-hours(3)		8,521,953	6,208,878	1,805,187
Average price/MWh(4)		$63.98	$63.99	$64.00
Total estimated megawatt-hours	5,135,440	25,167,153	16,858,478	3,853,187

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2006 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

(3)
Under a load requirements services contract, the amount of power sold is a portion of the retail load of the purchasing utility and thus can vary significantly with variations in that retail load. Retail load depends upon a number of factors, including the time of day, the time of the year and the utility's number of new and continuing customers. Estimated megawatt-hours have been forecast based on historical patterns and on assumptions regarding the factors that may affect retail loads in the future. The actual load will vary from that used for the above estimate, and the amount of variation may be material.

(4)
The average price per megawatt-hour under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but it not limited to, energy, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur charges from PJM as a load serving entity. For these reasons, the average price per megawatt-hour under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per megawatt-hour under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

        The load requirements services contracts set forth in the table above are with Commonwealth Edison. Commonwealth Edison has stated that it would face possible bankruptcy if an electric rate freeze, scheduled to expire January 1, 2007, was extended through legislation as proposed by a committee of the Illinois House of Representatives on October 10, 2006. Midwest Generation is unable to predict whether this legislative effort will result in an extension of the rate freeze and, if this occurs, what affect it may have on Commonwealth Edison's performance under the load requirement services contracts.

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

Coal Price and Transportation Risk

        The Illinois Plants purchase coal primarily obtained from the Southern Powder River Basin of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contracts at September 30, 2006 for the remainder of 2006 and the following four years.

	October through December 2006	2007	2008	2009	2010
Amount of Coal Under Contracts in Millions of Tons(1)	3.9	16.6	5.8	5.8	5.8

(1)
The amount of coal under contracts in tons is calculated based on contracted tons and applying an 8,800 British Thermal units (Btu) equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of Powder River Basin (PRB) coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants, significantly increased in 2005 due to the curtailment of coal shipments during 2005 due to increased PRB coal demand from other regions (east), rail constraints (discussed below), higher oil and natural gas prices and higher prices for SO2 allowances. On September 29, 2006, the Energy Information Administration reported the price of PRB coal to be $9.45 per ton, which compares to 2005 prices that ranged from $6.20 per ton to $18.48 per ton. The price of PRB coal decreased during the first nine months of 2006 from 2005 year-end prices due to easing natural gas prices, fuel switching, lower prices for SO2 allowances and improved inventory.

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 70% of Midwest Generation's consolidated operating revenues for the nine months ended September 30, 2006. Moody's Investors Service rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital needed to make capital improvements. Midwest Generation had $330.4 million outstanding under its variable rate term loan facility due in 2011 as of September 30, 2006 and a $500 million working capital facility, maturing in 2011, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. Midwest Generation also has $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.5 billion at September 30, 2006, compared to the carrying value of $1.4 billion.

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for price risk management activities. The increase in fair value of electricity contracts at September 30, 2006 as compared to December 31, 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at September 30, 2006, which is the valuation date.

	September 30, 2006	December 31, 2005
	(in thousands)
Commodity price:
Electricity contracts	$87,140	$(203,882)

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity price risk management assets and liabilities as of September 30, 2006 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$87,140	$44,608	$42,532	$—	$—

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

PJM Reliability Pricing Model

        On August 31, 2005, PJM filed under sections 205 and 206 of the Federal Power Act a proposal for a reliability pricing model, or RPM, to replace its existing capacity construct. The proposal offers RPM as a new capacity construct to address the deficiencies in PJM's current structure in a comprehensive and integrated manner. On April 20, 2006, the FERC issued an Initial Order on RPM, finding that as a result of a combination of factors, PJM's existing capacity construct is unjust and unreasonable as a long-term capacity solution, because it fails to set prices adequate to ensure energy resources to meet its reliability responsibilities. Although the FERC did not find that the RPM proposal, as filed by PJM, is a just and reasonable replacement for the current capacity construct because some elements of the proposal need further development and elaboration, it did find that certain elements of the RPM proposal, with some adjustment and clarification, may form the basis for a just and reasonable capacity market. Accordingly, in the order the FERC provided guidance on PJM's RPM proposal, as well as other features that need to be included in a just and reasonable capacity market, and established further proceedings to resolve these issues. On September 29, 2006, a comprehensive settlement agreement among PJM and many of its stakeholders, including EME, proposing a capacity market construct in PJM was submitted to FERC for approval. At this time, Midwest Generation believes that there is substantial support for the settlement proposal, and that the implementation of the settlement would benefit the Illinois Plants.

FERC Order Regarding PJM Marginal Losses

        On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM has violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a marginal loss component in addition to the already included congestion component. This may reduce market prices for sellers in the Western PJM and Northern Illinois regions. On June 19, 2006, the FERC issued an order delaying implementation of marginal losses in PJM until June 1, 2007.

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

MIDWEST GENERATION, LLC
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	November 3, 2006

QuickLinks

PART I – FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES