Form 10-K
period 2006-12-31
MIDWEST GENERATION LLC
filed 2007-02-28
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

       Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2006: $0. Number of units outstanding of the registrant's Membership Interests as of February 28, 2007: 100 units (all units held by an affiliate of the registrant).

       The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO	asset retirement obligations
Btu	British thermal units
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
EPA	Environmental Protection Agency
EPAct 2005	Energy Policy Act of 2005
EWG	exempt wholesale generator
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
ISO	independent system operator
kV	kilovolt
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MPS	Multi-Pollutant Standards
MW	megawatts
MWh	megawatt-hours
NLRB	National Labor Relations Board
NOX	nitrogen oxide
NSR	New Source Review
PJM	PJM Interconnection, LLC
PRB	Powder River Basin

ii

PUHCA 1935	Public Utility Holding Company Act of 1935 (as amended)
PUHCA 2005	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978 (as amended)
RPM	reliability pricing model
RTO	regional transmission organizations
S&P	Standard & Poor's Ratings Services
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 123(R)	Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment"
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 158	Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans"
SIP	State Implementation Plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I

ITEM 1.    BUSINESS

The Company

       Midwest Generation was formed on July 12, 1999 as a Delaware limited liability company with Edison Mission Midwest Holdings Co. as the sole owner. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of EME. EME is a wholly owned subsidiary of MEHC and is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison, which are referred to as the Illinois Plants. Midwest Generation acquired the Illinois Plants on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items, including but not limited to taxes, rents and fees.

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

       As of December 31, 2006, Midwest Generation operated 5,918 MW of power plants consisting of:

•
six coal-fired generating plants consisting of 5,613 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 305 MW, based on PJM installed capability.

       Midwest Generation has a contract with EMMT, an affiliate of Midwest Generation engaged in the power marketing and trading business, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. Midwest Generation has a revolving credit agreement with EMMT in order to make revolving loans to, or have letters of credit issued on behalf of, EMMT, to provide credit support for forward contracts. EMMT also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation also has an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

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

       EME, MEHC and Edison International are each registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2006.

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the electricity industry generally, including market structure rules;

•
environmental regulations that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

•
the ability of Midwest Generation to borrow funds and access capital markets on favorable terms;

•
the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities, and technologies that may be able to produce electricity at a lower cost than Midwest Generation's generating facilities and/or increased access by competitors to Midwest Generation's markets as a result of transmission upgrades;

•
the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the complex and volatile markets in which Midwest Generation participates;

•
operating risks, including equipment failure, availability, heat rate, output and availability and cost of spare parts and repairs;

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

Description of the Industry

Industry Overview

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation, which has led to increased competition. Until the enactment of PURPA, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. PURPA encouraged the development of independent power by removing regulatory constraints relating to the production and sale of electric energy by certain non-utilities and requiring electric utilities to buy electricity from specified types of non-utility power producers, known as qualifying facilities, under specified conditions. The passage of the Energy Policy Act of 1992 further encouraged the development of independent power by significantly expanding the options available to independent power producers with respect to their regulatory status and by liberalizing transmission access. In addition, in EPAct 2005, Congress made several changes to PURPA and other statutory provisions recognizing that a significant market for electric power produced by independent power producers, such as Midwest Generation, has developed in the United States and indicating that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the regulatory developments discussed above, the FERC encouraged the formation of ISOs and RTOs. In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

Power Markets

       The Illinois Plants sell power into PJM. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load serving entities and generators, such as Midwest Generation, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

       All the energy and capacity from the Illinois Plants is now sold under terms, including price and quantity, arranged by EMMT with customers through a combination of bilateral agreements, forward energy sales and spot market sales. Thus, Midwest Generation is subject to market risks related to the price of energy and capacity from the Illinois Plants. Capacity prices for merchant energy sales within PJM are, and are expected in the near term, to remain, at a level unlikely to generate significant revenue for Midwest Generation.

       On April 1, 2005, the MISO commenced operation, linking portions of Illinois, Wisconsin, Indiana, Michigan, and Ohio, as well as other states in the region. In the MISO, there is a bilateral market and day-ahead and real-time markets based on locational marginal pricing similar to that of PJM. While Midwest Generation does not own generating facilities within the MISO, its opening has further facilitated transparency of prices and provided liquidity to support risk management strategies.

       For a discussion of the market risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Competition

       Midwest Generation is subject to intense competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation's generation portfolio, some regulated utilities are now constructing clean coal units and units powered by renewable resources, often with subsidies or under legislative mandate. These utilities generally have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

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

       Southern PRB coal is loaded into barges at the Will County Station and delivered by barge primarily on a "just-in-time" basis supported by Crawford's on-site storage. Natural gas is used for ignition and combustion support and for full boiler operation, when economical. Peoples Energy Corporation delivers natural gas under a delivery contract that includes balancing storage, which is also shared by the Fisk Station.

The Fisk Station

       The Fisk Station is a 326 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Fisk Station is located on approximately 44 acres, inclusive of the switchyard. The operating unit comprising the Fisk Station is referred to as Unit 19 and began operations in 1959.

       Southern PRB coal is loaded into barges at the Will County Station, delivered by barge on a "just-in-time" basis. Natural gas is used for ignition and combustion support and for full boiler operation, when economical. Peoples Gas delivers natural gas under a delivery contract that includes balancing storage, which is shared by the Crawford Station.

The Joliet Station

       The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on an approximately 467-acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the leveraged lease transaction described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the Des Plaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,044 MW. The Joliet Station burns Southern PRB coal which is shipped by rail. With the completion of a new rail spur in early 2003, direct deliveries are received from the Union Pacific Railroad. Natural gas is delivered for the boilers as a startup and stabilizing fuel by Nicor Gas Company under a delivery contract.

The Powerton Station

       The Powerton Station is a 1,538 MW coal-fired station located in Pekin, Tazwell County, Illinois, approximately 16 miles southwest of Peoria or 166 miles from Chicago on an approximately 568-acre site. The Powerton Station is subject to the leveraged lease transaction described in this annual report. The site also includes an approximately 1,440-acre lake. The operating units comprising the Powerton Station are referred to as Units 5 and 6 and began operations in 1972 and 1975, respectively. The

Powerton Station burns Southern PRB coal which is shipped by rail by the Illinois and Midland Railroad Company from interchange points with the Union Pacific Railroad.

The Waukegan Station

       The Waukegan Station is a 781 MW coal-fired power plant located in Waukegan, Lake County, Illinois, on Lake Michigan. The Waukegan Station occupies approximately 194 acres, inclusive of the switchyard. The operating units comprising the Waukegan Station are referred to as Units 6, 7 and 8 and began operations in 1952, 1958 and 1962, respectively. Midwest Generation has agreed with the Illinois EPA to shut down permanently Unit 6, representing 100 MW of capacity, on or before December 31, 2007.

       Unit 6 utilizes oil for ignition and startup, while Unit 7 utilizes oil or natural gas and Unit 8 utilizes natural gas for ignition and startup. The Waukegan Station burns Southern PRB coal, which is shipped by rail by the Union Pacific Railroad.

The Will County Station

       The Will County Station is a 1,092 MW coal-fired power plant located in Romeoville, Will County, Illinois. The Will County Station is located on approximately 215 acres, inclusive of the switchyard. The operating units comprising the Will County Station are referred to as Units 1, 2, 3 and 4 and began operations between 1955 and 1963. Beginning in January 2003, operations at Units 1 and 2, representing 310 MW of capacity, were suspended pending improvement in market conditions. In late 2004, both units were returned to service. Midwest Generation has agreed with the Illinois EPA to shut down permanently Units 1 and 2 on or before December 31, 2010.

       The Will County Station burns Southern PRB coal, which is shipped by rail by the Elgin, Joliet & Eastern Railway Company from interchange points with the Union Pacific Railroad. The Will County Station uses No. 2 fuel oil for ignition and combustion support, which is delivered by tanker truck to a 100,000 gallon on-site storage tank.

The Collins Station

       On September 30, 2004, Midwest Generation permanently ceased operations at the Collins Station and all units were decommissioned on or before December 31, 2004. The Collins Station was a 2,698 MW gas and oil-fired power plant located in Grundy County, near Morris, Illinois.

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

Transmission

       Station units at Will County, Crawford, Waukegan, and Joliet Unit 6 are connected to Commonwealth Edison's 138 kV transmission system. The Fisk Station is connected via various circuit breakers and transformers to transmission substations. The Joliet Units 7 and 8, subject to the leveraged lease transactions, and the two Powerton units deliver their power into Commonwealth Edison's 345kV transmission system.

       Prior to May 1, 2004, sales of power produced by Midwest Generation required using transmission that had to be obtained from Commonwealth Edison. As discussed previously, the Illinois Plants are now dispatched into the PJM market. Sales may also be made from PJM into the MISO, where there is a single rate for transmission.

       On November 18, 2004, the FERC issued an order eliminating regional through and out transmission rates in the region encompassed by PJM and the MISO. The effect of this order was to eliminate so-called rate pancaking between PJM and the MISO on a prospective basis. Rate pancaking occurs when energy must move through multiple, separately priced transmission systems to travel from its point of production to its point of delivery, and each transmission owner along the line charges separately for the use of its system. At the same time, the FERC also imposed a transitional revenue recovery mechanism which has created controversy and some continuing uncertainty as to its impact on transactions in the region. The mechanism required the filing of tariffs by PJM and the MISO imposing a SECA to be in effect until May 1, 2006, to compensate the "new PJM companies"—AEP, Commonwealth Edison and Dayton Power & Light, among others—for lost revenues attributable to the elimination of such rates. On November 30, 2004, the FERC clarified that SECAs can be recovered for lost revenues associated with elimination of intra-RTO pancaked rates.

       The response to the November 18 and November 30 orders from the parties potentially liable for the SECAs was strongly negative. Rehearings were sought by a broad range of interests that are opposed to the imposition of SECAs. Although both PJM and the MISO have made tariff filings with the FERC that purport to comply with the orders and eliminate through and out transmission rates as of December 1, 2004, numerous protests to such filings have been made, challenging SECAs on legal and equitable grounds and evidentiary hearings have been held by the FERC. Pending further orders of the FERC and/or the outcome of future hearings, under the provisions of the PJM tariff as filed, Midwest Generation is currently not subject to SECAs with respect to its sales of power within PJM. It is not possible, however, to predict the outcome of the FERC proceedings or to rule out the possibility that Midwest Generation could be ordered in the future to pay SECAs with respect to sales within PJM after December 1, 2004.

       For further discussion of the market risks related to Midwest Generation's transmission service, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Significant Customer

       In the past three fiscal years, Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 67%, 75% and 14% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

       In 2004, Midwest Generation also derived a significant source of its operating revenues from the sale of energy and capacity to Exelon Generation primarily under three power purchase agreements. These power purchase agreements had all expired by the end of 2004. Exelon Generation accounted for approximately 54% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2004.

Fuel Supply

       Coal is used to fuel 5,613 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern PRB of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 16 million to 20 million tons.

       All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. As of December 31, 2006, Midwest Generation leased approximately 4,200 railcars to transport the coal from the mines to the generating stations and the leases have remaining terms that range from less than one year to 13 years, with options to extend the leases or purchase some railcars at the end of the lease terms. The coal is transported nearly 1,200 miles from the mines to the Illinois Plants.

       Coal for the Fisk and Crawford Stations is first shipped by rail to the Will County Station where it is transferred from the railcars, blended as necessary to meet station specifications, and loaded into river barges. These barges are towed to the stations by an independent contractor under a transportation agreement with Midwest Generation.

       Midwest Generation has approximately 305 MW of peaking capacity in the form of simple cycle combustion turbines at the Fisk and Waukegan Stations. These units are fueled with distillate fuel oils.

       After two derailments in May 2005, the railroads that bring coal from the PRB mines to the Illinois Plants discovered significant problems with the joint rail line that services the PRB mines. Repairs to the joint rail line continued through 2006. Even though some restrictions in coal shipments occurred while repairs were being completed, Midwest Generation received sufficient amounts of coal to generate power as planned and to maintain adequate inventory levels.

       See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies," for additional discussion of contractual commitments related to Midwest Generation's fuel supply and coal transportation contracts.

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of SO2 and, on a seasonal basis, to their plants' emissions of NOX. Emission allowances were acquired as part of the acquisition of the Illinois Plants. Additional allowances are purchased by Midwest Generation when operations make this necessary and are sold by Midwest Generation when it has more than needed for planned levels of operation.

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

Seasonality

       Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Energy Price Risk" for further discussion regarding market prices. Prior to 2005, Midwest Generation's electric revenues were substantially higher during the June through September months because Midwest Generation received significantly higher capacity payments during those months under the terms of the power purchase agreements with Exelon Generation.

Regulatory Matters

General

       Midwest Generation's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy (other than transmission that is "bundled" with retail sales) under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. Prior to February 8, 2006, the Securities and Exchange Commission had regulatory powers with respect to upstream owners of electric and natural gas utilities under PUHCA 1935, which was repealed as of that date by EPAct 2005. The enactment of PURPA and the adoption of regulations under PURPA by the FERC provided incentives for the development of cogeneration facilities and small power production facilities using alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and PUHCA 1935 for the owners of qualifying facilities. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA 1935 for EWGs, such as Midwest Generation.

The Energy Policy Act of 2005

       A comprehensive energy bill was passed by the U.S. House and Senate in July 2005 and was signed by President Bush on August 8, 2005. Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of PUHCA 1935 and amendments to PURPA, for merger review reform, for the introduction of new regulations regarding "Transmission Operation Improvements," for FERC authority to impose civil penalties for violation of its regulations, for transmission rate reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation.

       The FERC has finalized rules to implement the congressionally mandated repeal of PUHCA 1935, effective February 8, 2006, and enactment of PUHCA 2005. The repeal of PUHCA 1935 and its replacement by PUHCA 2005 effectively eliminates many of the restrictions on outside investment in the electricity industry, investment by and transactions between utilities, and geographic constraints on utility systems. PUHCA 1935 repeal is expected to enable investment in utility systems by private equity funds, financial institutions, foreign utility companies, and other non-utility companies without the burden of registration as a "public utility holding company." It also eliminates limits on investment in non-utility operations companies that were registered holding companies under PUHCA 1935, subject to other applicable regulatory limitations, as well as geographic limits on potential utility combinations. PUHCA 2005 is primarily a "books and records access" statute and does not give the FERC any new substantive authority under the Federal Power Act or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

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

Federal Power Act

       The Federal Power Act grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. Most qualifying facilities, as that term is defined in PURPA, are exempt from the ratemaking and several other provisions of the Federal Power Act. EWGs certified in accordance with the FERC's rules under PUHCA 2005 and other non-qualifying facility independent power projects are subject to the Federal Power Act and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. In addition, the Federal Power Act grants the FERC jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts and, after EPAct 2005, generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for certain obligations, such as those related to the issuance of securities.

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

PJM Reliability Pricing Model—

       On August 31, 2005, PJM filed under sections 205 and 206 of the Federal Power Act a proposal for a RPM to replace its existing construct for the purchase and sale of capacity. PJM's proposal offered RPM as a way to address deficiencies in PJM's current structure in a comprehensive and integrated manner. On April 20, 2006, the FERC issued an Initial Order on RPM, finding PJM's existing capacity construct to be unjust and unreasonable as a long-term capacity solution, because it fails to set prices adequate to ensure energy resources to meet PJM's reliability responsibilities. Although the FERC did not find the RPM proposal, as filed by PJM, to be a just and reasonable replacement for the current capacity construct, because some elements of the proposal need further development and elaboration, it did find that certain elements of the RPM proposal, with some adjustment and clarification, could form the basis for a just and reasonable capacity market. Accordingly, in the order the FERC provided guidance on PJM's RPM proposal, noted other features that need to be included in a just and reasonable capacity market, and established further proceedings to resolve these issues. On September 29, 2006, a comprehensive settlement agreement among PJM and many of its stakeholders, including EME, embodying a proposed capacity market construct for PJM, was submitted to the FERC for approval. On December 22, 2006, the FERC issued an order conditionally approving the RPM settlement. Midwest Generation continues to review and evaluate the FERC order, but believes at this time that the implementation of the settlement will benefit the Illinois Plants.

FERC Order Regarding PJM Marginal Losses—

       On May 1, 2006, the FERC issued an order in response to a complaint filed by Pepco Holdings, Inc. against PJM regarding marginal losses for transmission. The FERC concluded that PJM had violated its tariff by not implementing marginal losses and further directed PJM to implement marginal losses by October 2, 2006. On June 19, 2006, the FERC issued an order delaying implementation of marginal losses in PJM until June 1, 2007. On August 3, 2006, PJM filed its Tariff and Operating Agreement changes to implement marginal losses. On November 6, 2006, the FERC issued an order accepting those Tariff and Operating Agreement changes.

       Implementation of marginal losses will adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the already included component for congestion. This may reduce market prices for sellers in the Western PJM and Northern Illinois regions, including the Illinois Plants.

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

       Some states that have restructured their electric industries require generators to register to provide electric service to customers. Many states are currently undergoing significant changes in their electric statutory and regulatory frameworks that result from restructuring the electric industries that may affect generators in those states. Although the FERC generally has exclusive jurisdiction over the rates charged by a non-qualifying facility independent power project to its wholesale customers, a state's public utility commission has the ability, in practice, to influence the establishment of these rates by asserting jurisdiction over a purchasing utility's ability to pass the resulting cost of purchased power through to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state public utility commissions varies from state to state. See "—Midwest Deregulation Status" below.

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

       Illinois' transition to retail electric competition was conducted in phases with approximately one-third of non-residential customers having had the opportunity to purchase electricity from alternative retail electric suppliers or electric utilities serving retail customers outside their service areas, effective October 1, 1999. Choice of suppliers is now available to all non-residential customers, and the retail market for residential electric customers was opened to competition on May 1, 2002. Currently, there are two alternative retail electric suppliers certified to sell electricity to residential customers in Illinois. Alternative retail electric suppliers include any person or company, other than an Illinois electric utility, that sells electricity to one or more retail electric customers in Illinois.

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

       In February 2005, Commonwealth Edison and the Ameren Illinois utilities filed tariffs at the Illinois Commerce Commission. The tariffs propose the adoption of what is known as a New Jersey style full requirement auction process for the procurement of power for the utilities' bundled customers beginning January 1, 2007. The proposed process could potentially allow Midwest Generation to secure multi-year power supply contracts through a competitive transparent process. The Illinois Commerce Commission unanimously approved the competitive auction process on January 24, 2006. The Illinois Attorney General appealed the Illinois Commerce Commission order approving the auction and has filed several unsuccessful motions to stay or suspend the auction results. The appeal is pending before the Illinois Appellate Court.

       In September 2006, the first Illinois procurement auction was held according to the rules approved by the Illinois Commerce Commission. Through the auction, EMMT entered into two load requirements service contracts. Under the terms of these agreements, Midwest Generation expects to deliver, through EMMT, electricity, capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Transmission of Wholesale Power

       Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the Federal Power Act, Order No. 2000, and subsequent orders.

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing qualifying facilities under PURPA, power marketers and those qualifying as EWGs under PUHCA 1935, such as Midwest Generation, to more effectively compete in the wholesale market. See "Regulatory Matters—U.S. Federal Energy Regulation" for further detail on legislative developments.

       In 1996, the FERC issued Order No. 888, also known as the Open Access Rules, which require utilities to offer eligible wholesale transmission customers open access on utility transmission lines on a comparable basis to the utilities' own use of the lines and directed jurisdictional public utilities that control a substantial portion of the nation's electric transmission networks to file uniform, non-discriminatory open access tariffs containing the terms and conditions under which they would provide such open access transmission service. The FERC subsequently issued Order Nos. 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs, and also issued Order No. 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board.

       On February 15, 2007, the FERC issued Order No. 890 with the stated intent of promoting competition in wholesale power markets and strengthening the electric power grids. Order No. 890 is designed to strengthen the Open Access Rules embodied in Order No. 888, increase transparency in the rules applicable to planning and use of the transmission system, make undue discrimination in transmission easier to detect, and facilitate the FERC's enforcement efforts in remedying such discrimination. Public utility transmission providers, including RTOs and ISOs, are required to make changes in their tariffs to comply with Order No. 890. Order No. 890 will take effect within 60 days of its publication in the Federal Register, which is expected to occur within 30 days of its issuance.

       See "Transmission" for further discussion of developments and other transmission issues affecting the Illinois Plants.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2006, Midwest Generation employed 967 employees, approximately 732 of whom were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 15, AFL-CIO (Local 15), governing wages, certain benefits and working conditions. This agreement will expire on December 31, 2009. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expired on June 15, 2006. Despite extensive negotiations, Midwest Generation and Local 15 were not able to reach agreement on changes in this benefits agreement. Midwest Generation will continue to provide benefits under the expired agreement until a determination is made to implement the proposed new terms over which the parties are at impasse.

       On June 28, 2001, following unsuccessful negotiations over a new collective bargaining agreement, Local 15 commenced a strike at all the Illinois Plants. With the exception of eight employees who continued working, the entire bargaining unit of approximately 1,150 employees joined the strike. During the course of the strike, 53 additional employees, known as crossover employees, abandoned the strike and returned to work. In late August 2001, Local 15 offered to end the strike, but the offer was not accompanied by an agreement to accept Midwest Generation's collective bargaining offer. Midwest Generation rejected Local 15's offer and instituted a partial "lockout" of striking employees only. Midwest Generation advised Local 15 that those employees who had abandoned the strike earlier in the summer would be allowed to continue working. Local 15 filed an unfair labor practice charge with the NLRB and the NLRB issued a complaint which alleged that Midwest Generation's partial lockout constituted an unlawful act because it did not extend to crossover employees and those employees who did not strike in the first instance.

       On September 30, 2004, the NLRB dismissed Local 15's complaint. Local 15 appealed the NLRB's ruling to the United States Court of Appeals for the Seventh Circuit. On October 31, 2005, the Seventh Circuit reversed the NLRB's decision and ordered that the case be sent back to the NLRB with instructions to find the partial lockout an unfair labor practice, and further ordered the NLRB to consider whether the partial lockout coerced employees into accepting Midwest Generation's contract offer. Midwest Generation and the NLRB sought and were denied rehearing of the October 31 order. The Supreme Court denied further review, and the case has now been remanded to the NLRB. The remedies in unfair labor practice proceedings traditionally include a posting notifying employees of the unfair labor practice, a cease and desist order and, where appropriate, back pay. Given the unique facts and procedures of this case, Midwest Generation cannot predict with certainty the remedy that the NLRB might fashion.

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

       Midwest Generation is exposed to market risks through its ownership and operation of the Illinois Plants. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, Midwest Generation uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, Midwest Generation cannot provide assurance that these strategies will successfully mitigate market risks, or that they will not result in net losses.

       Midwest Generation may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. Fluctuating commodity prices may negatively affect Midwest Generation's financial results to the extent that assets and positions have not been hedged.

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

       The Illinois Plants rely on contracts for the supply and transportation of fuel and other services required for their operation. Midwest Generation's operations are exposed to the risk that counterparties will not perform their obligations. If a counterparty failed to perform under a contract, Midwest Generation would need to obtain alternate suppliers or alternate means of transportation for its requirements of fuel or other services, which could result in higher costs or disruptions in its operations. Furthermore, Midwest Generation is exposed to credit risk because damages related to a breach of contract may not be recoverable. Accordingly, the failure of a supplier to fulfill its contractual obligations could have a material adverse effect on Midwest Generation's financial results.

Midwest Generation is subject to extensive energy industry regulation.

       Midwest Generation's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of a power plant, the ownership and operations of a power plant, and access to transmission. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Illinois Plants. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. For more information, see "Regulatory Matters."

       In addition to its exposure to government regulation affecting all electric power suppliers and generating companies on a national level, Midwest Generation is especially susceptible to regulatory actions and litigation outcomes that are specific to the geographic power market in which the Illinois Plants are located. For example, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. In addition, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect Midwest Generation's results of operations.

       There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on Midwest Generation's business, results of operations or financial condition, nor is there any assurance that Midwest Generation will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. If Midwest Generation cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected.

Midwest Generation is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

       Midwest Generation's operations are subject to extensive environmental regulations with respect to, among other things, air quality, water quality, waste disposal, and noise. Midwest Generation is required to comply with these regulations, as well as conditions established by licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject Midwest Generation to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail Midwest Generation's operations. Midwest Generation may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to off-site waste disposal sites that have been used in its operations.

       Midwest Generation devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Midwest Generation believes that it is currently in substantial compliance with environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect the Illinois Plants. Also, coal plant emissions of NOX and SO2, mercury and particulates are subject to increased controls and mitigation expenses. Additionally, the State of Illinois is contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations. The continued operation of the Illinois Plants will require substantial capital expenditures for environmental controls.

       For example, in December 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOXand SO2 emissions at the Illinois Plants. Capital expenditures relating to controls contemplated by the agreement are expected (in 2006 dollars) to be in the range of approximately $2.7 billion to $3.4 billion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters

and Regulations—Air Quality Regulation—Clean Air Act." There is no assurance that these capital expenditures will not exceed the above estimates.

       In addition, future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which Midwest Generation conducts its business. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected. Changing environmental regulations could require Midwest Generation to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If Midwest Generation cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

       Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures. Midwest Generation cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for the Illinois Plants.

Midwest Generation may not be able to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and capital expenditures, which could adversely affect its results of operations.

       The factors that influence Midwest Generation's ability to arrange for financing and its costs of capital include:

•
general economic and capital market conditions;

•
the availability of bank credit;

•
investor confidence;

•
its financial condition, performance, prospects and credit rating; and

•
changes in tax and securities laws.

       While Midwest Generation believes that its sources of capital will be adequate to meet its obligations for the foreseeable future, this belief is based on a number of material assumptions, including without limitation assumptions about its ability to access the capital and commercial lending markets and its operating and financial performance. Any of these assumptions could prove to be incorrect. Midwest Generation cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected.

Midwest Generation has a substantial amount of indebtedness, including long-term lease obligations.

       As of December 31, 2006, Midwest Generation had $1.3 billion of long-term debt and $1.1 billion in lease financings. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Long-Term Debt" and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies."

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

       The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive operating experience in the acquisition and development of power projects, larger staffs, and greater financial resources than Midwest Generation. Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect Midwest Generation's ability to compete effectively in the markets in which those entities operate.

       Further, in recent years some power markets, including PJM, have been characterized by strong and increasing competition as a result of regulatory changes and other factors which can contribute to a reduction in market prices for power from time to time. These regulatory and other changes may increase competitive pressures in this market.

       Newer plants owned by Midwest Generation's competitors are often more efficient than Midwest Generation's facilities. This may put some of Midwest Generation's facilities at a competitive disadvantage to the extent that its competitors are able to produce more power from each increment of fuel than Midwest Generation's facilities are capable of producing. Over time, the Illinois Plants may become obsolete in their markets, or be unable to compete, because of the construction of newer, more efficient power plants.

Restrictions in the financing documents binding on Midwest Generation and its affiliates limit the ability of Midwest Generation to enter into specified transactions that it otherwise might enter into.

       EME and MEHC have entered into debt agreements that contain restrictive covenants that are applicable to their subsidiaries, including Midwest Generation. Midwest Generation has not guaranteed these obligations. However, these financing documents contain restrictions on the ability of Midwest

Generation to enter into specified transactions or engage in specified business activities, including, in some instances, a requirement that EME obtain the approval of MEHC's board of directors. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. These restrictions may significantly impede the ability of Midwest Generation to take advantage of business opportunities as they arise, to grow its business or compete effectively, to make capital expenditures when required, or to develop and implement any refinancing plans in respect of its indebtedness. See "—Midwest Generation has a substantial amount of indebtedness, including long-term lease obligations" for further discussion.

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

•
operator/contractor error; and

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

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

The accounting for Midwest Generation's hedging activities may increase the volatility of its quarterly and annual financial results.

       EMMT, on behalf of Midwest Generation, engages in hedging activities in order to mitigate Midwest Generation's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emissions allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on Midwest Generation's balance sheet at fair value pursuant to SFAS No. 133. Some of these derivative contracts do not qualify under SFAS No. 133 for hedge accounting and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, Midwest Generation's financial results, including gross margin, operating income and balance sheet ratios, will at times be volatile and subject to fluctuations in value primarily due to changes in electricity and fuel prices. For a more detailed discussion of the accounting treatment of Midwest Generation's hedging activities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Accounting for Energy Contracts."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

       Inapplicable.

ITEM 2.    PROPERTIES

       As of December 31, 2006, Midwest Generation owned a fee interest in the Illinois Plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Illinois Plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison. On December 30, 2004, Midwest Generation acquired additional property adjacent to the Collins Station from Commonwealth Edison in exchange for easements Midwest Generation granted to Commonwealth Edison at the Will County, Joliet and Powerton Stations.

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

Description of Properties

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts
Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	542
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,044
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	781	(1)
Will County Station	Romeoville, Illinois	owned	coal	1,092	(2)
Peaking Units
Fisk	Chicago, Illinois	owned	oil/gas	197
Waukegan	Waukegan, Illinois	owned	oil/gas	108

Total				5,918

Other Plant or Site
Collins Station(3)	Grundy County, Illinois	owned
Crawford peaker(4)	Chicago, Illinois	owned
Joliet peaker(5)	Joliet, Illinois	owned
Calumet peaker(5)	Chicago, Illinois	owned
Electric Junction peaker(5)	Aurora, Illinois	owned
Lombard peaker(5)	Lombard, Illinois	owned
Sabrooke peaker(5)	Rockford, Illinois	owned

(1)
The Waukegan Station is comprised of Units 6, 7 and 8. Midwest Generation has agreed with the Illinois EPA to permanently shut down Waukegan Station Unit 6 (100 MW) on or before December 31, 2007. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation."

(2)
The Will County Station is comprised of Units 1, 2, 3, and 4. Operations at Will County Station Units 1 and 2 (totaling 310 MW) were returned to service in late 2004 after being suspended since January 2003. Midwest Generation has agreed with the Illinois EPA to permanently shut down Will County Station Units 1 and 2 on or before December 31, 2010. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation."

(3)
All Collins Station units ceased operations and were decommissioned by December 31, 2004.

(4)
Peaking units ceased operations as of April 21, 2005.

(5)
Peaking units ceased operations as of December 31, 2004.

ITEM 3.    LEGAL PROCEEDINGS

       No material legal proceedings are presently pending against Midwest Generation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Inapplicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       All the outstanding membership interest of Midwest Generation is, as of the date hereof, owned by Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of Edison International. There is no market for Midwest Generation's membership interest.

       Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $542 million in 2006, $330 million in 2005 and $88 million in 2004.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$1,398.9	$1,429.4	$1,057.7	$1,052.3	$1,148.7
Operating expenses
Fuel and plant operations	737.1	672.2	759.9	723.7	745.7
Depreciation and amortization	142.1	141.1	169.9	171.7	175.6
Loss on lease termination, asset impairment and other charges and credits(1)	11.2	3.8	105.7	1,024.5	(0.3)
Administrative and general	19.4	19.8	21.6	23.8	25.4

	909.8	836.9	1,057.1	1,943.7	946.4

Operating income (loss)	489.1	592.5	0.6	(891.4)	202.3
Interest and other expense	(83.4)	(93.3)	(137.4)	(234.2)	(227.6)

Income (loss) before income taxes	405.7	499.2	(136.8)	(1,125.6)	(25.3)
Provision (benefit) for income taxes	158.9	196.8	(58.2)	(436.9)	(9.5)

Income (loss) before accounting change	246.8	302.4	(78.6)	(688.7)	(15.8)
Cumulative effect of change in accounting, net of tax(2)	—	(1.2)	—	(0.1)	—

Net income (loss)	$246.8	$301.2	$(78.6)	$(688.8)	$(15.8)

(1)
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Expenses" for more information regarding loss on lease termination, asset impairment and other charges in 2006, 2005 and 2004.

(2)
The 2005 loss from a change in accounting principle resulted from the adoption of a new accounting standard for conditional asset retirements. The 2003 loss from a change in accounting principle resulted from adoption of a new accounting standard for AROs.

	As of December 31,
	2006	2005	2004	2003	2002
	(in millions)
BALANCE SHEET DATA
Assets	$5,283.6	$5,802.3	$5,683.5	$5,662.6	$6,500.6
Current liabilities	363.4	446.4	251.8	981.7	1,179.1
Long-term debt	1,326.1	1,499.5	1,660.5	2,085.9	2,502.6
Lease financing	1,029.8	1,140.8	1,244.7	2,159.6	2,169.8
Other long-term obligations	183.6	197.9	164.1	103.3	191.8
Member's equity	2,380.6	2,517.7	2,362.4	332.1	457.3
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
CASH FLOW DATA
Cash provided by (used in) operating activities	$873.7	$145.3	$190.5	$97.2	$171.3
Cash provided by (used in) financing activities	(819.2)	(256.3)	(37.8)	(94.8)	(77.7)
Cash provided by (used in) investing activities	(7.9)	78.9	(33.0)	(40.6)	(71.6)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this MD&A, or that refers to or incorporates this MD&A, may also contain forward-looking statements in this MD&A and elsewhere. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Item 1. Business—Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the risks, uncertainties and other important factors that could cause results to differ, or otherwise could impact Midwest Generation. Additional information about risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

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

       Midwest Generation is currently operating 5,918 MW of power plants consisting of:

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

       The energy and capacity from the Illinois Plants are sold under terms, including price and quantity, arranged by EMMT, an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

Obligations of Indirect Parent Companies of Midwest Generation

       In July 2001, MEHC, the parent company of EME and indirect parent of Midwest Generation, issued $800 million of notes due 2008. The financing documents entered into by MEHC contain financial and investment covenants restricting EME and its subsidiaries. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. Restrictions contained in these documents could affect, and in some cases, significantly limit or prohibit Midwest Generation's ability to, among other things, incur, refinance and prepay debt, make capital expenditures, make distributions, make investments, create liens, sell assets, enter into sale and leaseback transactions, issue equity interests, enter into transactions with affiliates, create restrictions on the ability to make distributions, engage in mergers and consolidations, make capital expenditures, or engage in speculative transactions. See "Item 1A. Risk Factors—Restrictions in the financing documents binding on Midwest Generation and its affiliates limit the ability of Midwest Generation to enter into specified transactions that it otherwise might enter into" for further discussion.

Significant 2006 Items

Illinois Auction

       In September 2006, the first Illinois power procurement auction was held by Commonwealth Edison according to the rules approved by the Illinois Commerce Commission. Through the auction, EMMT entered into two load requirements services contracts. Under the terms of these agreements, Midwest Generation expects to deliver, through EMMT, electricity, capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load. The estimated megawatt-hours for 2007, 2008 and 2009 under these energy supply agreements are 8.5 million, 6.2 million and 1.8 million, respectively. The amount of power sold under these agreements can vary significantly with variations in load. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk" for further discussion of Midwest Generation's hedge position.

Environmental Developments Regarding Emissions

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at Midwest Generation's Illinois coal-fired power plants. Implementation of the agreement will require further regulatory proceedings in order to become effective, and once implemented the agreement will provide reasonable certainty of the timing and amount of emissions reductions which will be required of Midwest Generation's Illinois Plants for these pollutants through 2018. No assurance can be given that all required regulatory approvals will be received, and if not received, Midwest Generation will remain subject to existing and future requirements as to emissions of these pollutants. If the agreement is implemented as contemplated, Midwest Generation will be required to achieve specified emissions reductions through a combination of environmental retrofits or unit shutdowns. Capital expenditures are estimated (in 2006 dollars) between $2.7 billion and $3.4 billion. See "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Act" for further discussion.

Overview of Midwest Generation's Operating Performance

       Midwest Generation's net income decreased $54.4 million in 2006, compared to 2005. The decrease in earnings was primarily attributable to:

•
lower energy revenues resulting from lower generation;

•
a decrease in sales of excess SO2 emission allowances in 2006, as compared to 2005, due to lower prices for SO2allowances;

•
higher plant operations cost due to higher planned maintenance; and

•
a write-off of the estimated net book value of some major components replaced at the Powerton and Joliet Stations and Will County Station in 2006.

       Partially offset by:

•
$30.6 million in unrealized gains (pre-tax) in 2006 compared to $18.3 million in unrealized losses (pre-tax) in 2005 related to hedge contracts (see "Market Risk Exposures—Accounting for Energy Contracts" for more information); and

•
higher average realized energy prices. The average realized energy price received by Midwest Generation increased to $46.19/MWh in 2006 as compared to $45.55/MWh in 2005.

Critical Accounting Estimates

Introduction

       The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates, and they have a material impact on Midwest Generation's results of operations and financial position.

Derivative Financial Instruments and Hedging Activities

       Midwest Generation uses derivative financial instruments for hedging activities for non-trading purposes. Derivative financial instruments are mainly utilized to manage exposure from changes in electricity and fuel prices. Midwest Generation follows SFAS No. 133, which requires derivative financial instruments to be recorded at their fair value unless an exception applies. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. For further discussion, see "Market Risk Exposures—Accounting for Energy Contracts."

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

Impairment of Long-Lived Assets

       Midwest Generation follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Midwest Generation evaluates long-lived assets whenever indicators of impairment exist. This accounting standard requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized in the financial statements. The amount of impairment is determined by the difference between the carrying amount and fair value of the asset.

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that Midwest Generation considers important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. At December 31, 2006 and 2005, the expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets. During 2004, Midwest Generation recorded impairment charges of $39.1 million related to specific assets. See "Results of Operations—Operating Expenses" for additional discussion.

Contract Indemnity

       Midwest Generation has agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Indemnity Provided as Part of the Acquisition from Commonwealth Edison." Midwest Generation engaged an independent actuary during 2004 with extensive experience in performing asbestos studies to estimate future losses based on its claims experience and other available information. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that the filing date of asbestos claims will not be after 2045. At December 31, 2006, Midwest Generation recorded a liability related to this contract indemnity of $64.6 million.

Income Taxes

       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Midwest Generation uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. See "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Income Taxes" for additional details.

       As part of the process of preparing its consolidated financial statements, Midwest Generation is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's balance sheet. At December 31, 2006, Midwest Generation had net federal and California state deferred tax assets of $22.9 million. The deferred tax assets primarily relate to net operating loss carryforwards that are available to reduce future taxable income. The net operating losses primarily relate to tax deductions from the termination of the Collins Station lease and subsequent decommissioning of the power plant. In assessing the realization of Midwest Generation's deferred tax assets, management considered whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of Midwest Generation's deferred income tax assets depends upon its ability to generate taxable income in the future (which under Midwest Generation's tax-allocation agreement is not subject to a net operating loss carryforward period). On a quarterly basis, management evaluates the recoverability of its deferred tax assets based upon forecasted taxable income to ensure there is adequate support for the realization of the deferred tax assets. While management has considered future taxable income in assessing the need for a valuation allowance, in the event management were to determine that Midwest Generation would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset balance as of December 31, 2006 will be realized.

       For additional information regarding Midwest Generation's accounting policies, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Years Ended December 31,
	2006	2005	2004
Operating Revenues (in millions)	$1,399	$1,429	$1,058

Statistics
Generation (in GWh):
Merchant	28,898	30,953	17,133
Power purchase agreement	—	—	13,435

Total coal-fired generation	28,898	30,953	30,568

Equivalent availability(1)	79.3%	79.6%	84.4%
Capacity factor(2)	58.8%	63.0%	65.3%
Load factor(3)	74.1%	79.1%	77.4%
Forced outage rate(4)	7.9%	7.8%	5.4%
Average realized energy price/MWh(5):
Merchant	$46.19	$45.55	$31.20
Power purchase agreement	$—	$—	$17.60
Total coal-fired generation(6)	$46.19	$45.55	$25.22
Capacity revenue only (in millions)	$24	$27	$289
Average fuel costs/MWh	$13.19	$12.40	$11.60

(1)
The equivalent availability factor is defined as the number of megawatt-hours the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(2)
The capacity factor is defined as the actual number of megawatt-hours generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

(3)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(4)
Midwest Generation refers to unplanned maintenance as a forced outage.

(5)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) total generation. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

(6)
The average realized energy price in 2004 represented an average, weighted by generation, of energy prices earned by the merchant coal plants and energy prices earned under the power purchase agreements with Exelon Generation. Due to the structure of the power purchase agreements with Exelon Generation (with higher capacity prices and lower energy prices), the composite data in 2004 is not directly comparable to 2005 and 2006 merchant energy prices.

Operating Revenues

       Operating revenues decreased $30.5 million in 2006 compared to 2005 and increased $371.6 million in 2005 compared to 2004. The 2006 decrease was primarily attributable to lower energy revenues resulting from lower generation, partially offset by higher average realized energy prices. The decrease in energy revenues was partially offset by an increase in unrealized gains in 2006 related to hedge contracts described below. The 2005 increase was primarily due to higher average realized energy prices. The increase in average realized energy prices was driven largely by higher natural gas prices and the elimination of sales to Exelon Generation under power purchase agreements with lower contract energy prices.

       Included in operating revenues were unrealized gains (losses) of $30.6 million, $(18.3) million and $(4.0) million in 2006, 2005 and 2004, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2005 and 2004, power prices increased, resulting in mark-to-market losses on economic hedges. As economic hedge contracts were settled in 2006 the previous unrealized losses resulted in unrealized gains. The 2006 unrealized gains also included $7.5 million of mark-to-market gains from economic hedges for periods subsequent to December 31, 2006, resulting from a decline in market prices during the fourth quarter of 2006. See "Market Risk Exposures—Accounting for Energy Contracts" for more information.

       Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. See "Market Risk Exposures—Commodity Price Risk—Energy Price Risk" for further discussion regarding market prices.

Operating Expenses

       Operating expenses increased $72.8 million in 2006 compared to 2005 and decreased $220.2 million in 2005 compared to 2004. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, loss on lease termination, asset impairment and other charges, depreciation and amortization, loss (gain) from disposal of assets, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses decreased $1.4 million in 2006 compared to 2005 and decreased $23.5 million in 2005 compared to 2004. The 2006 decrease was primarily attributable to lower coal consumption in 2006, as compared to 2005, resulting from lower generation, partially offset by scheduled price increases and escalation under existing contracts. The 2005 decrease was primarily attributable to a reduction of $42.7 million in the costs for natural gas and fuel oil related to the closing of the Collins Station, partially offset by an increase of $27.6 million in coal costs primarily due to higher coal prices from price escalation under coal and transportation agreements.

       Gain on sale of emission allowances income decreased $48.0 million in 2006 compared to 2005, and increased $36.4 million in 2005 compared to 2004. Midwest Generation sold excess SO2 emission allowances primarily to affiliates in all three years. The change in sales of SO2 emission allowances to affiliates was primarily attributable to changes in prices which were $475 per ton in 2006, $1,575 per ton in 2005 and $700 per ton in 2004.

       Plant operations expenses increased $18.3 million in 2006 compared to 2005, and decreased $27.8 million in 2005 compared to 2004. The 2006 increase was primarily due to higher plant overhaul costs in 2006, as compared to 2005. The 2005 decrease was primarily due to a $56 million charge recorded during the fourth quarter of 2004 related to an estimate of possible future payments related to asbestos claims with respect to activities at the Illinois Plants prior to their acquisition in 1999. Partially offsetting this decrease in 2005 were higher plant overhaul expenses. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Guarantees and Indemnities—Indemnity Provided as Part of the Acquisition from Commonwealth Edison" for a discussion of the contract indemnity agreement with Commonwealth Edison.

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

       Depreciation and amortization expense increased $0.9 million in 2006 compared to 2005, and decreased $28.8 million in 2005 compared to 2004. The 2005 decrease was primarily attributable to the elimination of depreciation on the Collins Station since September 30, 2004 and the peaking units since June 30, 2004, as a result of impairments and decommissioning. The amortization expense relates to the Powerton-Joliet facilities sale-leaseback which is being amortized over the term of the lease and the Collins Station lease through its termination in April 2004.

       In 2006, Midwest Generation recorded a net loss of $11.1 million on asset disposal, primarily due to a $13.5 million write-off of the estimated net book value of some major components that were replaced in 2006, partially offset by a gain of $2.4 million on the sale of peaker equipment. In 2005, Midwest Generation recorded gains on asset disposal primarily related to the sale of Collins Station equipment.

Other Income (Expense)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Interest income and other expense	$4,130	$848	$(551)
Interest income from affiliate	114,993	113,084	113,229
Interest expense	(202,519)	(207,271)	(184,016)
Interest expense to affiliate	—	—	(66,148)

Total other expense	$(83,396)	$(93,339)	$(137,486)

       Interest expense decreased $4.8 million in 2006 compared to 2005, and increased $23.3 million in 2005 compared to 2004. The 2005 increase was primarily due to a full year of interest in 2005 versus approximately eight months of interest in 2004 on Midwest Generation's 8.75% second priority senior secured notes, first priority secured institutional term loan and working capital facilities. The increase was partially offset by lower lease financing interest from the termination of the Collins Station lease. Interest expense in 2004 relates to $1.74 billion in new debt entered into by Midwest Generation in April 2004 in addition to the lease financings of the Powerton and Joliet Stations and the Collins Station through April 27, 2004.

       Interest expense to affiliate in 2004 related to borrowings from Edison Mission Overseas Co., a wholly owned subsidiary of Midwest Generation's parent, under subordinated loan agreements that were settled and terminated in April 2004.

Provision (Benefit) For Income Taxes

       Midwest Generation had effective income tax provision (benefit) rates of 39.2%, 39.4% and (42.5)% in 2006, 2005 and 2004, respectively. The effective tax rates were different from the federal statutory rate of 35% due to state income taxes. The income tax benefit results from the tax-allocation agreement with Midwest Generation's parent, Edison Mission Midwest Holdings.

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

Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. Midwest Generation had provided $43.5 million and $328.1 million to EMMT as of December 31, 2006 and 2005, respectively, which EMMT used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $500 million.

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

       The net fees earned by EMMT were $1.0 million, $1.5 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Midwest Generation had receivables due from EMMT of $104.4 million and $203.6 million at December 31, 2006 and 2005, respectively. The decrease in receivable balance in 2006 is due to lower sales of power and emissions by Midwest Generation through EMMT in December 2006 compared to December 2005.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration received by Midwest Generation was $6.6 million, $54.7 million and $26.1 million during 2006, 2005 and 2004, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the service fee for each of the years ended December 31, 2006, 2005 and 2004 was $1.1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $115.0 million, $113.1 million and $113.2 million during 2006, 2005 and 2004, respectively.

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

       Amounts on the balance sheet associated with this tax-allocation agreement totaled $19.1 million at December 31, 2006 included in due to affiliates and $13.0 million at December 31, 2005 included in due from affiliates.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2006, 2005 and 2004 were $125.0 million, $125.7 million and $138.1 million, respectively. Midwest Generation had a net receivable due from Edison International of $0.3 million and $0.9 million at December 31, 2006 and 2005, respectively, related to these programs.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       In April 2004, Midwest Generation EME and Midwest Generation entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2006, 2005 and 2004 were $12.3 million, $13.1 million and $15.7 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2006, 2005 and 2004 were $7.1 million, $6.9 million and $6.1 million, respectively.

       Midwest Generation had payables of $1.5 million due to Midwest Generation EME at both December 31, 2006 and 2005 related to these agreements.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 123(R)

       SFAS No. 123(R) requires companies to use the fair value accounting method for stock-based compensation. Midwest Generation implemented SFAS No. 123(R) in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, SFAS No. 123(R) was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. SFAS No. 123(R) resulted in the recognition of expense for all stock-based compensation awards. In addition, Midwest Generation elected to calculate the pool of windfall tax benefits as of the adoption of SFAS No. 123(R) based on the method (also known as the short-cut method) proposed in FSP FAS 123(R)-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards." Prior to January 1, 2006, Midwest Generation used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FIN 46(R)-6

       In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position was effective prospectively beginning July 1, 2006, although companies had until December 31, 2006 to elect retrospective applications. Midwest Generation adopted FIN 46(R)-6 prospectively beginning July 1, 2006. Applying the guidance had no effect on Midwest Generation's consolidated financial statements for the year ended December 31, 2006.

Statement of Financial Accounting Standards No. 158

       In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are offset through other comprehensive income. Midwest Generation adopted SFAS No. 158 prospectively on December 31, 2006. SFAS No. 158 also requires companies to align the measurement dates for their plans to their fiscal year-ends; Midwest Generation already has a fiscal year-end measurement date for all of its postretirement plans. Upon adoption, Midwest Generation recorded additional postretirement benefit liabilities of $8.5 million (included in benefit plans and other long-term liabilities) and a reduction to accumulated other comprehensive income (a component of member's equity) of $5.2 million, net of tax.

Staff Accounting Bulletin No. 108

       In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires additional quantitative testing to determine whether a misstatement is material. Midwest Generation implemented SAB No. 108 for the filing of its Annual Report on Form 10-K for the year ended December 31, 2006. Applying the guidance had no effect on Midwest Generation's consolidated financial statements for the year ended December 31, 2006.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards Interpretation No. 48

       In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Midwest Generation will adopt the new interpretation in the first quarter of 2007. The new interpretation is not expected to result in a material adjustment to member's equity.

Statement of Financial Accounting Standards No. 155

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Midwest Generation does not expect the adoption of this standard to have a material impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 157

       In September 2006, the FASB issued a new accounting standard on fair value measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation will adopt SFAS No. 157 on January 1, 2008. Midwest Generation is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Consolidated Cash Flow

       At December 31, 2006, Midwest Generation had cash and cash equivalents of $170.8 million, compared to $124.1 million at December 31, 2005. Net working capital at December 31, 2006 was $237.4 million, compared to $395.4 million at December 31, 2005. The decline in working capital was primarily the result of a decrease in receivables from affiliates including loans for margin deposits and a decrease in current deferred tax assets, partially offset by an increase in net derivative assets. These changes were largely driven by a decline in forward power prices.

       Net cash provided by operating activities totaled $873.7 million, $145.3 million and $190.5 million in 2006, 2005 and 2004, respectively. The 2006 increase was primarily due to payments received from affiliates on loans and receivables, partially offset by an increase in net derivative assets. Midwest Generation's significant profits in 2005 contributed to net cash provided by operating activities, partially offset by the timing of cash receipts and disbursements related to working capital items.

       Net cash used in financing activities totaled $819.2 million, $256.3 million and $37.8 million in 2006, 2005 and 2004, respectively. In 2006, Midwest Generation made distributions of $541.8 million to its parent, repaid $170 million under its working capital facility, and repaid capital lease obligation of $103.9 million. In 2005, Midwest Generation paid a $330.2 million distribution to its parent, repaid $493.0 million of long-term debt, received a $300 million capital contribution from its parent and borrowed $328.4 million of long-term debt. In 2004, Midwest Generation refinanced all its affiliate debt by completing a $1 billion private offering of secured notes and borrowing $700 million under a new term loan facility. Midwest Generation used these proceeds primarily to pay off the $692.7 million of debt that was due to its affiliate in December 2004 and to make the approximately $960 million termination payment under the Collins Station lease. Midwest Generation settled the remaining balance of its affiliate debt by receiving a $2.2 billion non-cash equity contribution from its parent. Midwest Generation also entered into a new $200 million working capital facility that replaced a prior facility, of which $40 million had been drawn during 2004 and subsequently paid off by December 31, 2004. In 2004, Midwest Generation generated excess cash flow as defined in its new credit agreement which allowed Midwest Generation to make an $87.9 million cash distribution to its parent.

       Net cash provided by (used in) investing activities totaled $(7.9) million, $78.9 million and $(33.0) million in 2006, 2005 and 2004, respectively. The 2006 increase in cash used in investing activities was primarily due to a decrease in the proceeds received from the sale of SO2 emission allowances, a decrease in the loan repayments to affiliates in 2006 and the sale of auction rate security investments for $20 million in 2005. The 2005 increase in cash provided by investing activities was primarily due to an increase in the proceeds received from the sale of excess SO2 emission allowances, proceeds received from the sale of Collins Station assets and the sale of $20.0 million of auction rate security investments.

       Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

       At December 31, 2006, the three-year estimated capital expenditures by Midwest Generation were as follows:

	2007	2008	2009
	(in millions)
Plant capital expenditures	$53.9	$44.5	$26.4
Environmental expenditures	21.0	38.6	66.5

Total	$74.9	$83.1	$92.9

       Plant capital expenditures relate to non-environmental projects such as upgrades to dust collection/mitigation systems and mill inerting projects. Environmental expenditures relate to various projects to achieve specified emissions reductions such as installation of mercury controls. Midwest Generation plans to finance these expenditures with financings, cash on hand or cash generated from operations. See further discussion regarding these and possible additional capital expenditures under "—Environmental Matters and Regulations—Air Quality Regulation."

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

Covenants in Credit Agreement

       In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

•
At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended December 31, 2006, the interest coverage ratio was 5.14 to 1.

•
Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended December 31, 2006, the secured leverage ratio was 2.17 to 1.

       In addition, Midwest Generation's distributions are limited in amount. Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of its excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributed to the equity contribution equals the amount of the equity contribution. Because EME made a $300 million equity contribution to Midwest Generation on April 19, 2005, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to that equity contribution equals $300 million. In January 2007, Midwest Generation made an additional distribution of $117 million. After taking into account this distribution, the remaining incremental distribution that can be attributed to the equity contribution is $58 million. To the extent Midwest Generation makes a distribution which is not fully attributed to an equity contribution, Midwest Generation is required to make concurrently with such distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the amount attributed to the equity contribution.

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

Credit Ratings

Overview

       Credit ratings for EME, Midwest Generation and EMMT, at December 31, 2006, were as follows:

	Moody's Rating	S&P Rating
EME	B1	BB-
Midwest Generation:
First priority senior secured rating	Baa3	BB
Second priority senior secured rating	Ba2	B+
EMMT	Not Rated	BB-

       On September 27, 2006, Moody's raised Midwest Generation's first priority senior secured rating to Baa3 from Ba2 and its second priority senior secured rating to Ba2 from Ba3. On September 29, 2006, S&P raised the credit rating of EME and EMMT to BB- from B+. In addition, S&P raised Midwest Generation's first priority senior secured rating to BB from BB- and its second priority senior secured rating to B+ from B.

       Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of December 31, 2006, $4.6 million was utilized under this facility.

       As of December 31, 2006, Midwest Generation had $43.5 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

       Midwest Generation anticipates that sales of its power through EMMT may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margining requirements and increases in merchant sales could further increase the need for credit support related to hedging activities. Midwest Generation is able to provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to its merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that Midwest Generation will be able to provide sufficient credit support to EMMT.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes Midwest Generation's significant contractual obligations as of December 31, 2006.

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt(1)	$2,087.0	$112.7	$226.7	$528.8	$1,218.8
Lease financing(2)	1,666.4	184.9	369.9	321.3	790.3
Operating lease obligations(3)	124.0	17.5	27.6	23.8	55.1
Purchase obligations:
Capital improvements	10.1	10.1	—	—	—
Calumet Energy Team contract	16.7	3.9	8.1	4.7	—
Fuel supply contracts	339.7	145.5	113.3	70.8	10.1
Coal transportation	435.7	210.7	148.5	76.5	—
Employee benefit plan contribution(4)	9.2	9.2	—	—	—

Total Contractual Obligations	$4,688.8	$694.5	$894.1	$1,025.9	$2,074.3

(1)
See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 6. Long-Term Debt" for additional details. Table assumes long-term debt is held to maturity. Amount also includes interest payments over life of debt.

(2)
Amount includes interest payments over the life of the lease.

(3)
See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies—Lease Commitments" for additional details.

(4)
Amount includes estimated contribution to the pension and postretirement benefits other than pensions plans. The estimated contributions beyond 2007 are not available. For more information, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other Than Pensions."

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

Purchase Obligations

Capital Improvements

       At December 31, 2006, Midwest Generation had firm commitments in 2007 for capital expenditures primarily related to reheater tubes replacement and mill inerting. These capital expenditures are planned to be financed by cash generated from operations.

Calumet Energy Team Contract

       At December 31, 2006, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs.

Fuel Supply Contracts

       At December 31, 2006, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. The remaining contracts' lengths range from less than one year to six years. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. For further discussion, see "—Market Risk Exposures—Commodity Price Risk—Coal Price Risk."

Coal Transportation Agreements

       At December 31, 2006, Midwest Generation had contractual commitments for the transport of coal to its facilities, with remaining contract lengths that range from one year to five years. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts.

Commercial Commitments

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

Guarantees and Indemnities

Tax Indemnity Agreements

       In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and previously the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor. For more information about the termination of the Collins Station lease, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Loss on Lease Termination, Asset Impairment and Other Charges."

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 186 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2006. Midwest Generation had recorded a $64.6 million liability at December 31, 2006 related to this matter.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

       At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised Midwest Generation that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

Tax Matters

       Midwest Generation is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. In Midwest Generation's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon Midwest Generation's financial condition or results of operations.

Off-Balance Sheet Transactions

       Midwest Generation has off-balance sheet activities related to operating leases in place for equipment, primarily leased railcars, with termination option dates in various years through 2020. See "—Contractual Obligations, Commitments and Contingencies" for Midwest Generation's minimum operating lease obligations.

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

Air Quality Regulation

       Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which Midwest Generation conducts its business, and will require Midwest Generation to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Act

       On May 12, 2005, the CAIR was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court, which may result in changes to the substance of the rule and to the timetables for implementation.

       Midwest Generation expects that compliance with the CAIR and the regulations and revised SIPs developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. Midwest Generation's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in rule language, called the CPS, and Midwest Generation's obligations under the agreement are conditioned upon the formal adoption of the CPS as an Illinois rule. On January 5, 2007, the Illinois EPA and Midwest Generation jointly filed the CPS in the pending state rulemaking related to the Illinois SIP for the CAIR. Midwest Generation expects the CPS to become final in the spring of 2007 and believes that, upon adoption, the CPS will provide greater predictability of the timing and amount of emissions reductions which will be required of the Illinois Plants for these pollutants through 2018. No assurance can be given that all required regulatory approvals will be received, and if not received, Midwest Generation will remain subject to existing and future requirements as to emissions of these pollutants.

       If the agreement is implemented as contemplated, Midwest Generation will be required to achieve specified emissions reductions through a combination of environmental retrofits or unit shutdowns. The agreement contemplates three phases with each phase relating to one of the pollutants involved. Capital expenditures will be required for each phase.

       The first phase involves installing activated carbon injection technology in 2008 and 2009 for the removal of mercury, a technology which Midwest Generation has been testing at some of its plants. Capital expenditures relating to these controls are currently estimated to be approximately $60 million.

       The second phase requires the installation of additional controls by the end of 2011 to further reduce NOX emissions from units to be determined by Midwest Generation in order to achieve an agreed-on fleetwide level of NOX emissions per million Btu. Capital expenditures for these controls are currently estimated to be approximately $450 million.

       Thereafter, during the third phase of the plan, the focus will be on the reduction of SO2 emissions. Midwest Generation will be required either to place controls on several units at the Illinois Plants between 2012 and 2018 for this purpose or to remove them from service. Midwest Generation will consider many factors in making this choice including, among others, an assessment of the cost and performance of environmental technologies and equipment, the remaining estimated useful life of each affected unit and the market outlook for the prices of various commodities including electrical energy and capacity, coal and natural gas. In view of the many factors involved, Midwest Generation has not yet determined what actions it may take at each affected unit to provide for optimal compliance with the agreement during its third phase. At this time, however, additional capital expenditures during the third phase of the plan are estimated as being in the range of approximately $2.2 billion to $2.9 billion, depending on the number of units on which controls are placed versus the number which are removed from service. For the reasons described above, actual capital expenditures may vary substantially from the above estimates.

       On May 30, 2006, the Illinois EPA submitted a proposed regulation to the Illinois Pollution Control Board to implement the Illinois SIP required for compliance with the CAIR. The Illinois Pollution Control Board held hearings on this SIP on October 10, 2006 and November 28, 2006. As noted previously, on January 5, 2007 the Illinois EPA and Midwest Generation filed the CPS in the pending Illinois rulemaking.

Mercury Regulation

       The CAMR, published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOX emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Both the US EPA's rescission action and the CAMR are being challenged in the courts. Because Midwest Generation cannot predict the outcome of these challenges, which could result in changes to the CAMR rules and timetables, the full impact of this regulation currently cannot be assessed.

       The final state rule for the reduction of mercury emissions in Illinois was adopted and became effective on December 21, 2006. The rule requires a 90% reduction of mercury emissions from coal-fired power plants averaged across company-owned Illinois stations and a minimum reduction of 75% for individual generating sources by July 1, 2009. The rule requires each station to achieve a 90% reduction by January 1, 2014 and, because emissions are measured on a rolling 12-month average, stations must install equipment necessary to meet the January 1, 2014, 90% reduction by January 1, 2013. Buying or selling of emission allowances under the federal CAMR cap-and-trade program would be prohibited.

       Midwest Generation's pending CPS, if adopted, will supersede this rule for the Illinois Plants. The CPS requires installation of activated carbon injection technology for the removal of mercury on all Midwest Generation units by July 2009 (except for three units to be shut down by the end of 2010), prohibits participation in the federal cap-and-trade program, and requires a 90% removal of mercury by unit by the end of 2015. While its CPS is pending, Midwest Generation has filed an appeal of the state's mercury rule that would require a 90% fleetwide reduction in mercury emissions by July 2009.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their SIPs for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

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

       During 2004, the Illinois Plants stayed within their NOX allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants used banked allowances, along with some purchased allowances, to stay within their NOX allocations. In 2006, the Illinois Plants used purchased allowances to stay within their NOX allocations. Midwest Generation plans to continue to purchase allowances as it implements the agreement it reached with the Illinois EPA.

       The Illinois EPA has begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates with the intent of bringing non-attainment areas, such as Chicago, into attainment. The SIPs are expected to deal with all emission sources, not just power generators, and to address emissions of NOX, SO2, and volatile organic compounds. These SIPs are to be submitted to the US EPA by June 15, 2007 for 8-hour ozone, and by April 5, 2008 for fine particulates. These SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on Midwest Generation's facilities to further reduce their emissions of SO2, NOX and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Illinois revises its SIPs.

       Midwest Generation's agreement with the Illinois EPA and the pending CPS include emission controls that will contribute to ozone and fine particulate attainment. Midwest Generation expects, but cannot guarantee, that the reductions required under the agreement and the pending CPS will be sufficient for compliance with future ozone and particulate matter regulations. See "—Clean Air Act" for further discussion.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their SIPs to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop SIPs by December 2007. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       The CPS, discussed above in "Clean Air Act," addresses emissions reductions at BART affected sources.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. Midwest Generation has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

       On October 13, 2005, the US EPA proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

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

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois Plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the

Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to the same plants. In a request dated February 1, 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation has provided responses to these requests. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to Midwest Generation's facilities.

       Midwest Generation will continue to monitor developments with respect to the NSR program and NSR enforcement to assess what implications, if any, they will have on its facilities, its results of operations or financial position.

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation is to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed National Pollutant Discharge Elimination System wastewater discharge permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms may be required. Midwest Generation has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.

       The Phase II cooling water intake structure rule was challenged in the courts, and the cases were consolidated and transferred to the United States Court of Appeals for the Second Circuit. On January 25, 2007, the Second Circuit granted the petitions challenging the rule and remanded the rule to the US EPA for further proceedings. Although the Phase II rule could have a material impact on Midwest Generation's operations, Midwest Generation cannot reasonably determine the financial impact on it at this time because it is still collecting the data required by the regulation and because the challenges mentioned above may affect the obligations imposed by the rule.

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

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $3.0 million at December 31, 2006 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

       Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of its facilities, Midwest Generation may be liable for these costs. Midwest Generation has agreed to indemnify Commonwealth Edison for specified environmental liabilities. See "—Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities" for a discussion of this indemnity agreement.

Climate Change

       To date, the United States has chosen to pursue a voluntary greenhouse gas emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. Currently a number of bills are proposed or under discussion in Congress to mandate reductions of greenhouse gas emissions. At this point, Midwest Generation is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on Midwest Generation.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the CAIR. Also, in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Midwest Generation was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

       In April 2006, private citizens brought a complaint in federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. Midwest Generation was not named as a defendant in the complaint.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to reduce substantially its emissions of carbon dioxide or would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on Midwest Generation.

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

       EMMT uses "value at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

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

Recent Hedging Developments

       In 2006, EMMT entered into agreements with third parties to hedge the price risk for power from the Illinois Plants for 2007, 2008 and 2009 (using the Northern Illinois Hub as a reference point). Under the terms of these agreements, EME has guaranteed the obligation of EMMT, but neither EME nor EMMT is required to post margin, provide liens on property or provide other collateral to support the obligations under the agreement.

       EMMT participated in the Illinois auction in September 2006, which resulted in its entry into two load requirements services contracts with Commonwealth Edison with periods of seventeen months and twenty-nine months, beginning January 1, 2007. Under load requirements services contracts, the amount of power sold is a portion of the retail load of the purchasing utility and can vary significantly with variations in that retail load. Retail load depends upon a number of factors, including the time of day, the time of the year and the utility's number of new and continuing customers.

Energy Price Risk

       All the energy and capacity from the Illinois Plants is sold under terms, including price and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. As discussed further below, power generated at the Illinois Plants is generally sold into the PJM market.

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

       The following table depicts the average historical market prices for energy per megawatt-hour during 2006, 2005 and 2004.

	2006(1)	2005(1)	2004
January	$42.27	$38.36	$27.88	(2)
February	42.66	34.92	29.98	(2)
March	42.50	45.75	30.66	(2)
April	43.16	38.98	27.88	(2)
May	39.96	33.60	34.05	(1)
June	34.80	42.45	28.58	(1)
July	51.82	50.87	30.92	(1)
August	54.76	60.09	26.31	(1)
September	31.87	53.30	27.98	(1)
October	37.80	49.39	30.93	(1)
November	41.90	44.03	29.15	(1)
December	33.57	64.99	29.90	(1)

Yearly Average	$41.42	$46.39	$29.52

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2007 and calendar year 2008 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub during 2006:

	24-Hour Northern Illinois Hub Forward Energy Prices(1)
	2007	2008
January 31, 2006	$51.25	$49.01
February 28, 2006	45.61	44.74
March 31, 2006	48.61	48.58
April 30, 2006	51.38	49.88
May 31, 2006	44.92	44.89
June 30, 2006	45.49	45.10
July 31, 2006	48.93	47.67
August 31, 2006	48.68	48.40
September 30, 2006	44.31	45.09
October 31, 2006	44.44	45.63
November 30, 2006	46.35	46.66
December 31, 2006	41.00	45.14

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

       The following table summarizes Midwest Generation's hedge position at December 31, 2006:

	2007	2008	2009
Energy Only Contracts(1)
Megawatt-hours	16,323,600	10,854,400	2,048,000
Average price/MWh(2)	$48.39	$61.33	$60.00
Load Requirements Services Contracts
Estimated megawatt-hours(3)	8,522,380	6,209,315	1,805,456
Average price/MWh(4)	$64.13	$64.01	$63.65
Total estimated megawatt-hours	24,845,980	17,063,715	3,853,456

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2006 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

(4)
The average price per megawatt-hour under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but is not limited to, energy, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur charges from PJM as a load serving entity. For these reasons, the average price per megawatt-hour under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per megawatt-hour under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

       The load requirements services contracts set forth in the table above are with Commonwealth Edison. Commonwealth Edison has stated that it would face possible bankruptcy if an electric rate freeze, which expired January 1, 2007, was re-introduced through legislation. On January 7, 2007, the Illinois House of Representatives voted to extend the rate freeze by three years, but the bill was not acted on by the State Senate before the Legislature adjourned its 2005-2006 session. It is possible that the issue will be revisited in the new 2007-2008 session, which convened on January 10, 2007. In addition, the Illinois Attorney General and other parties have appeals pending before the Illinois Supreme Court pertaining to the Illinois Commerce Commission orders which authorized Commonwealth Edison and Ameren Corporation to procure power through a reverse auction process. Midwest Generation is unable to predict the outcome of the appeals or whether legislation or other policy changes affecting utility rates or procurement practices will be enacted, and, if so, what effect these developments may have on Commonwealth Edison's performance under the load requirement services contracts.

Basis Risk

       Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for a settlement point at the Northern Illinois Hub. Midwest Generation's hedging activities use this settlement point (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. Midwest Generation's revenues with respect to such forward contracts include:

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

Coal Price Risk

       The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at December 31, 2006 for the next four years.

	2007	2008	2009	2010
Amount of coal under contract in millions of tons(1)	17.2	5.8	5.8	5.8

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

       In February 2007, Midwest Generation contracted for the purchase of additional coal in the amount of 9 million tons for 2008, 6 million tons for 2009 and 6 million tons for 2010.

       Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants decreased during 2006 from 2005 year-end prices due to easing natural gas prices, fuel switching, lower prices for SO2 allowances and improved inventory. Prices of PRB coal significantly increased in 2005 due to the curtailment of coal shipments during 2005 due to increased PRB coal demand from other regions (east), rail constraints, higher oil and natural gas prices and higher prices for SO2 allowances. The price of PRB coal decreased from $20.66 per ton in January 2006 to $9.90 per ton at December 15, 2006, as reported by the Energy Information Administration, which compares to 2005 prices that ranged from $6.20 per ton to $18.48 per ton and 2004 prices which were generally below $7 per ton.

       Based on Midwest Generation's anticipated coal requirements in 2007 in excess of the amount under contract, Midwest Generation expects that a 10% change in the price of coal at December 31, 2006 would increase or decrease pre-tax income in 2007 by approximately $0.5 million.

Accounting for Energy Contracts

       Midwest Generation uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). Midwest Generation follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Management's Overview; Critical Accounting Estimates—Critical Accounting Estimates—Derivative Financial Instruments and Hedging Activities."

       SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), Midwest Generation records unrealized gains or losses. Unrealized SFAS No. 133 gains or losses result from:

•
energy contracts that do not qualify for hedge accounting under SFAS No. 133 (which are sometimes referred to as economic hedges). Unrealized gains and losses include:

  •
  the change in fair value (sometimes called mark-to-market) of economic hedges that relate to subsequent periods, and

  •
  offsetting amounts to the realized gains and losses in the period non-qualifying hedges are settled.

•
the ineffective portion of qualifying hedges which generally relate to changes in the expected basis between the sale point and the hedge point. Unrealized gains or losses include:

  •
  the current period ineffectiveness on the hedge program for subsequent periods. This occurs because the ineffective gains or losses are recorded in the current period, whereby the energy revenues related to generation being hedged will be recorded in the subsequent period along with the effective portion of the related hedge transaction, and

  •
  offsetting amounts to the realized ineffective gains and losses in the period cash flow hedges are settled.

       Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flow from operating activities in the consolidated statement of cash flow. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2006:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Non-qualifying hedges	$28.7	$(16.5)	$(4.5)
Ineffective portion of cash flow hedges	1.9	(1.8)	0.5

Total unrealized gains (losses)	$30.6	$(18.3)	$(4.0)

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The increase in fair value of electricity contracts in 2006 as compared to 2005 is attributable to a decline in the average market prices for power as compared to contracted prices at December 31, 2006, which is the valuation date (in thousands).

	December 31, 2006	December 31, 2005
Commodity price:
Electricity contracts	$93,983	$(203,882)

       In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. A 10% change in the market price at December 31, 2006 would increase or decrease the fair value of outstanding derivative commodity price contracts by $248.5 million. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of December 31, 2006 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$93,983	$81,347	$12,636	$—	$—

Credit Risk

       In conducting Midwest Generation's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

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

       Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 67% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2006. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       Beginning in 2007, a significant amount of power from the Illinois Plants will be sold to Commonwealth Edison under load requirements services contracts. See "Energy Price Risk" for further discussion.

Interest Rate Risk

       Interest rate changes can affect earnings and the cost of capital needed to make capital improvements. Midwest Generation had $329.5 million outstanding under its variable rate term loan facility due in 2011 as of December 31, 2006 and a $500 million working capital facility, maturing in 2011, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates. Based on the amount of variable rate debt outstanding on December 31, 2006, a 100 basis point change in interest rates at December 31, 2006 would increase or decrease Midwest Generation's 2007 annual income before taxes by approximately $3.3 million.

       Midwest Generation also has $1 billion of 8.75% second priority senior secured notes due 2034. The fair market value of this fixed interest rate obligation is also subject to interest rate risk. The fair market value of Midwest Generation's total long-term obligations (including current portion) was $1.4 billion at December 31, 2006, compared to the carrying value of $1.3 billion. A 10% increase in market interest rates at December 31, 2006 would result in a decrease in the fair value of Midwest Generation's total long-term obligations by approximately $86.1 million. A 10% decrease in market interest rates at December 31, 2006 would result in an increase in the fair value of Midwest Generation's total long-term obligations by approximately $99.1 million.

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

Internal Control over Financial Reporting

       There were no changes in Midwest Generation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

       None.

MIDWEST GENERATION, LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC:

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans and other postretirement plans as of December 31, 2006. As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of December 31, 2005.

PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2007

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Revenues
Operating revenues from marketing affiliate	$1,398,892	$1,429,385	$503,734
Energy and capacity revenues	—	—	$554,030

Total operating revenues	1,398,892	1,429,385	1,057,764

Operating Expenses
Fuel	382,329	383,746	407,264
Gain on sale of emission allowances	(14,258)	(62,253)	(25,873)
Plant operations	369,021	350,708	378,493
Loss on lease termination, asset impairment and other charges	44	7,023	104,652
Depreciation and amortization	142,059	141,129	169,921
Loss (gain) from disposal of assets	11,138	(3,226)	1,042
Administrative and general	19,425	19,771	21,593

Total operating expenses	909,758	836,898	1,057,092

Operating income (loss)	489,134	592,487	672

Other Income (Expense)
Interest and other income	119,123	113,932	112,677
Interest expense	(202,519)	(207,271)	(250,163)

Total other expense	(83,396)	(93,339)	(137,486)

Income (loss) before income taxes	405,738	499,148	(136,814)
Provision (benefit) for income taxes	158,930	196,814	(58,199)

Income (Loss) Before Accounting Change	246,808	302,334	(78,615)
Cumulative effect of change in accounting, net of tax (Note 5)	—	(1,159)	—

Net Income (Loss)	$246,808	$301,175	$(78,615)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$170,755	$124,118
Due from affiliates	104,666	193,311
Fuel inventory	64,900	39,542
Spare parts inventory	20,390	18,636
Loans to affiliate for margin deposits	43,450	328,051
Interest receivable from affiliate	56,097	56,210
Derivative assets	132,221	1,861
Deferred taxes	—	70,734
Other current assets	8,323	9,355

Total current assets	600,802	841,818

Property, Plant and Equipment	4,210,743	4,198,503
Less accumulated depreciation	990,409	851,917

Net property, plant and equipment	3,220,334	3,346,586

Notes receivable from affiliate	1,359,276	1,362,017
Deferred taxes	46,277	205,067
Long-term derivative assets	19,288	737
Other assets	37,593	46,052

Total Assets	$5,283,570	$5,802,277

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$13,228	$15,892
Accrued liabilities	82,953	78,267
Due to affiliates	21,522	6,043
Interest payable	57,072	60,498
Derivative liabilities	50,874	178,352
Deferred taxes	23,391	—
Current maturities of long-term obligations	3,450	3,450
Current portion of lease financing	110,956	103,927

Total current liabilities	363,446	446,429

Lease financing, net of current portion	1,029,805	1,140,760
Long-term obligations	1,326,096	1,499,546
Long-term derivative liabilities	6,652	28,129
Benefit plans and other long-term liabilities	176,933	169,756

Total Liabilities	2,902,932	3,284,620

Commitments and Contingencies (Note 10)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding (Note 1)	—	—
Additional paid-in capital	2,862,485	3,404,279
Accumulated deficit	(529,524)	(776,332)
Accumulated other comprehensive income (loss)	47,677	(110,290)

Total Member's Equity	2,380,638	2,517,657

Total Liabilities and Member's Equity	$5,283,570	$5,802,277

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In thousands)

	Membership Interests	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2003	$—	$1,241,133	$(910,966)	$1,906	$332,073
Non-cash equity contribution	—	2,190,902	—	—	2,190,902
Non-cash contribution of services	—	2,453	—	—	2,453
Net loss	—	—	(78,615)	—	(78,615)
Other comprehensive income	—	—	—	3,535	3,535
Cash distribution to parent	—	—	(87,926)	—	(87,926)

Balance at December 31, 2004	—	3,434,488	(1,077,507)	5,441	2,362,422

Equity contribution	—	300,000	—	—	300,000
Net income	—	—	301,175	—	301,175
Other comprehensive loss	—	—	—	(115,731)	(115,731)
Cash distribution to parent	—	(330,209)	—	—	(330,209)

Balance at December 31, 2005	—	3,404,279	(776,332)	(110,290)	2,517,657

Net income	—	—	246,808	—	246,808
Other comprehensive income	—	—	—	163,157	163,157
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(5,190)	(5,190)
Cash distribution to parent	—	(541,794)	—	—	(541,794)

Balance at December 31, 2006	$—	$2,862,485	$(529,524)	$47,677	$2,380,638

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net Income (Loss)	$246,808	$301,175	$(78,615)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $98,671, $(17,051) and $(21,653) for 2006, 2005 and 2004, respectively	154,659	(26,682)	(33,886)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(5,422), $56,907 and $(23,915) for 2006, 2005 and 2004, respectively	8,498	(89,049)	37,421

Other comprehensive income (loss)	163,157	(115,731)	3,535

Comprehensive Income (Loss)	$409,965	$185,444	$(75,080)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Income (loss) after accounting change, net	$246,808	$301,175	$(78,615)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,403	145,989	172,676
Non-cash contribution of services	—	—	2,453
(Gain) loss on disposal of assets	11,138	(3,226)	1,067
Gain on sale of emission allowances	(14,258)	(62,253)	(25,873)
Loss on lease termination, asset impairment and other charges	44	7,023	104,652
Deferred taxes	158,930	109,265	(55,174)
Cumulative effect of change in accounting, net of tax	—	1,159	—
Decrease in accounts receivable	—	32,210	6,497
Decrease (increase) in due to/from affiliates	98,024	(145,803)	(3,072)
Decrease (increase) in inventory	(27,121)	(425)	21,201
Decrease (increase) in loans to affiliate for margin deposits	284,601	(328,051)	—
Decrease in interest receivable from affiliate	113	72	68
Decrease (increase) in other current assets	1,032	(6,443)	1,032
Decrease in other assets	1,031	—	—
Decrease in accounts payable	(4,425)	(1,941)	(7,966)
Increase in accrued liabilities	6,474	5,000	2,928
Decrease in interest payable	(3,426)	(4,512)	(13,675)
Increase in other liabilities	(2,048)	3,774	60,754
Decrease (increase) in derivative assets and liabilities	(30,614)	92,301	1,517

Net cash provided by operating activities	873,706	145,314	190,470

Cash Flows From Financing Activities
Borrowings from subordinated long-term debt with affiliate	—	—	20,000
Repayments of subordinated long-term debt with affiliate	—	—	(712,704)
Borrowings from credit revolver	—	—	40,666
Issuance of long-term debt	445,000	328,437	1,740,000
Repayment of long-term debt	(618,450)	(492,959)	(72,482)
Capital contributions from parent	—	300,000	—
Cash distribution to parent	(541,794)	(330,209)	(87,926)
Repayment of capital lease obligation	(103,927)	(54,954)	(931,185)
Financing costs	—	(6,577)	(34,176)

Net cash used in financing activities	(819,171)	(256,262)	(37,807)

Cash Flows From Investing Activities
Capital expenditures	(30,759)	(31,975)	(32,817)
Proceeds from sale of assets	3,779	9,131	44
Proceeds from sale of emission allowances	14,258	62,253	25,873
Decrease in restricted cash	2,083	7,953	2,000
Sale of short-term investments	—	20,000	43,125
Purchase of short-term investments	—	—	(63,125)
Loan to affiliates	—	—	(156,274)
Repayment of loan to affiliates	2,741	11,550	148,130

Net cash provided by (used in) investing activities	(7,898)	78,912	(33,044)

Net increase (decrease) in cash and cash equivalents	46,637	(32,036)	119,619
Cash and cash equivalents at beginning of period	124,118	156,154	36,535

Cash and cash equivalents at end of period	$170,755	$124,118	$156,154

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

       Midwest Generation is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of EME. EME is a wholly owned subsidiary of MEHC and is an indirect wholly owned subsidiary of Edison International. Midwest Generation is a Delaware limited liability company formed on July 12, 1999 by the issuance of 100% of its membership interests to Edison Mission Midwest Holdings Co. for one hundred dollars. The amount outstanding for the membership interests is not reflected on the face of the Balance Sheet due to rounding to the nearest thousand. Midwest Generation was formed for the purpose of obtaining financing and acquiring, owning and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Illinois Plants, for the purpose of producing electric energy.

       As of December 31, 2006, Midwest Generation operated 5,918 MW of power plants consisting of:

•
six coal-fired generating plants consisting of 5,613 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 305 MW, based on summer net dependable capacity.

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

       Midwest Generation has entered into a contract with EMMT, a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. In April 2004, Midwest Generation entered into a revolving credit agreement with EMMT in order to make revolving loans to, or have letters of credit issued on behalf of, EMMT, in order to provide credit support for forward contracts. EMMT also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf. Midwest Generation has also entered into an agreement with another affiliate, Edison Mission Energy Services, Inc., to provide fuel and transportation services related to coal and fuel oil.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

       The consolidated financial statements include the accounts of Midwest Generation and its two subsidiaries, Midwest Finance Corp. and Midwest Generation Procurement Services, LLC. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

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

Cash Equivalents and Short-term Investments

       Cash equivalents include time deposits and other investments totaling $171 million and $124 million at December 31, 2006 and 2005, respectively, with maturities of three months or less.

       At December 31, 2006 and 2005, Midwest Generation had no short-term investments. Midwest Generation sold all $20 million of its investments in auction rate securities in 2005. In 2004, purchases and sales of auction rate securities were $63 million and $43 million, respectively.

Deferred Financing Costs

       Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs at December 31, 2006 and 2005 amounted to $13 million and $7.6 million, respectively. Amortization of deferred financing costs charged to operations was $5.3 million and $4.9 million in 2006 and 2005, respectively.

Derivative Instruments

       SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. The coal contracts either do not qualify as derivatives under SFAS No. 133 or meet the normal sales and purchases exception. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The results of derivative activities are recorded as part of cash flows from operating activities in the accompanying consolidated statements of cash flows.

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

Impairment of Long-Lived Assets

       Midwest Generation evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset exceeds the amount of the expected future cash flows, undiscounted and without interest charges, then an impairment loss for its long-lived assets is recognized in accordance with SFAS No. 144.

Income Taxes

       Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the long-term state tax apportionment factors of the Edison International group. The amount on the balance sheet associated with this tax-allocation agreement totaled $19.1 million at December 31, 2006 included in due to affiliates and $13.0 million at December 31, 2005 included in due from affiliates.

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

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 123(R)—

       SFAS No. 123(R) requires companies to use the fair value accounting method for stock-based compensation. Midwest Generation implemented SFAS No. 123(R) in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, SFAS No. 123(R) was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. SFAS No. 123(R) resulted in the recognition of expense for all stock-based compensation awards. In addition, Midwest Generation elected to calculate the pool of windfall tax benefits as of the adoption of SFAS No. 123(R) based on the method (also known as the short-cut method) proposed in FSP FAS 123(R)-3, "Transition Election to Accounting for the Tax Effects of Share Based Payment Awards." Prior to January 1, 2006, Midwest Generation used the intrinsic value method of accounting, which resulted in no recognition of expense for Edison International stock options. The adoption of this standard had an insignificant impact on Midwest Generation's consolidated financial statements.

FASB Staff Position FIN 46(R)-6—

       In April 2006, the FASB issued Staff Position FIN 46(R)-6, "Determining Variability to be Considered in Applying FIN 46(R)." FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this

FASB Staff Position was effective prospectively beginning July 1, 2006, although companies had until December 31, 2006 to elect retrospective applications. Midwest Generation adopted FIN 46(R)-6 prospectively beginning July 1, 2006. Applying the guidance had no effect on Midwest Generation's consolidated financial statements for the year ended December 31, 2006.

Statement of Financial Accounting Standards No. 158—

       In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are offset through other comprehensive income. Midwest Generation adopted SFAS No. 158 prospectively on December 31, 2006. SFAS No. 158 also requires companies to align the measurement dates for their plans to their fiscal year-ends; Midwest Generation already has a fiscal year-end measurement date for all of its postretirement plans. Upon adoption, Midwest Generation recorded additional postretirement benefit liabilities of $8.5 million (included in benefit plans and other long-term liabilities) and a reduction to accumulated other comprehensive income (a component of member's equity) of $5.2 million, net of tax.

Staff Accounting Bulletin No. 108—

       In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires additional quantitative testing to determine whether a misstatement is material. Midwest Generation implemented SAB No. 108 for the filing of its Annual Report on Form 10-K for the year ended December 31, 2006. Applying the guidance had no effect on Midwest Generation's consolidated financial statements for the year ended December 31, 2006.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards Interpretation No. 48—

       In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," that clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Midwest Generation will adopt the new interpretation in the first quarter of 2007. The new interpretation is not expected to result in a material adjustment to member's equity.

Statement of Financial Accounting Standards No. 155—

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Midwest Generation does not expect the adoption of this standard to have a material impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 157—

       In September 2006, the FASB issued a new accounting standard on fair value measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation will adopt SFAS No. 157 on January 1, 2008. Midwest Generation is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives:

Power plant facilities	3-30 years
Emission allowances	25-33.75 years
Equipment, furniture and fixtures	3-7 years
Plant and equipment under lease financing	30-33.75 years

       As part of the acquisition of the Illinois Plants, Midwest Generation acquired emission allowances under the US EPA's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, Midwest Generation intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, Midwest Generation has classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances are amortized over the estimated lives of the Illinois Plants on a straight-line basis.

Repairs and Maintenance

       Certain major pieces of Midwest Generation's equipment require repairs and maintenance on a periodic basis. These costs, including major maintenance costs, are expensed as incurred.

Restricted Cash

       Several cash balances are restricted primarily to provide collateral for trading activities and fuel suppliers. The total restricted cash included in Midwest Generation's consolidated balance sheet, composed entirely of collateral reserves, was $4.3 million and $6.3 million at December 31, 2006 and 2005, respectively.

Revenue Recognition

       Midwest Generation records revenue and related costs as electricity is generated or services are provided unless Midwest Generation is subject to SFAS No. 133 and does not qualify for the normal sales and purchases exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, Midwest Generation records settlement of non-trading physical forward contracts on a gross basis. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Note 3. Loss on Lease Termination, Asset Impairment and Other Charges

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

       In September 2004, management completed an analysis of future competitiveness in the expanded PJM marketplace of its eight remaining small peaking units. Based on this analysis, management decided to decommission six of the eight small peaking units. As a result of the decision to decommission the units, projected future cash flows associated with the peaking units were less than the book value of the units resulting in an impairment under SFAS No. 144. During the third quarter of 2004, Midwest Generation recorded a pre-tax impairment charge of $28.8 million (approximately $17.7 million after tax).

Note 4. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2004	$5,441	$—	$5,441
Change for 2005	(115,731)	—	(115,731)

Balance at December 31, 2005	(110,290)	—	(110,290)
Change for 2006	163,157	—	163,157
SFAS No. 158 adjustments(1)	—	(5,190)	(5,190)

Balance at December 31, 2006	$52,867	$(5,190)	$47,677

(1)
Represents adjustments to initially apply SFAS No. 158 discussed in Note 9—Compensation and Benefit Plans.

       Unrealized gains on cash flow hedges, net of tax, at December 31, 2006, include unrealized gains on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Midwest Generation's contract prices. The change from unrealized losses to unrealized gains during 2006 resulted from a decrease in market prices for power.

       As Midwest Generation's hedged positions are realized, $41.2 million, after tax, of the net unrealized gains on cash flow hedges at December 31, 2006 are expected to be reclassified into earnings during the next twelve months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified to earnings over the next twelve months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $(1.5) million, $(2.5) million and $0.5 million during the years ended December 31, 2006, 2005 and 2004, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in the consolidated income statements.

Note 5. Property, Plant and Equipment

       At December 31, 2006 and 2005, property, plant and equipment consisted of the following:

	2006	2005
	(in thousands)
Land	$33,209	$33,209
Power plant facilities	1,960,203	1,929,889
Emission allowances	834,203	834,203
Construction in progress	15,494	25,118
Equipment, furniture and fixtures	11,204	10,410
Plant and equipment under lease financing	1,356,430	1,365,674

	4,210,743	4,198,503
Less accumulated depreciation	990,409	851,917

Property, plant and equipment, net	$3,220,334	$3,346,586

       In connection with Midwest Generation's financing activities, Midwest Generation has given first and second priority security interests in substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, the receivables of EMMT directly related to Midwest Generation's hedge activities, and the pledge of the intercompany notes from EME (approximately $1.4 billion at December 31, 2006). The amount of assets pledged or mortgaged totals approximately $2.9 billion at December 31, 2006. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged. Emission allowances have not been pledged.

       Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $42.4 million, $42.6 million and $43.0 million for 2006, 2005 and 2004, respectively. Accumulated amortization related to the leased facilities was $268.8 million, $228.0 million and $185.6 million at December 31, 2006, 2005 and 2004, respectively.

Asset Retirement Obligations

       Effective January 1, 2003, Midwest Generation adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an ARO in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

       In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. This interpretation became effective as of December 31, 2005 for Midwest Generation. Midwest Generation identified conditional AROs related to asbestos removal and disposal costs at its owned buildings and power plant facilities and at retired structures leased at the Powerton Station. Midwest Generation recorded a $1.2 million, after tax, charge as a cumulative effect adjustment for asbestos removal and disposal activities associated with retired Powerton structures that are currently scheduled for demolition in 2007. Midwest Generation has not recorded a liability related to the owned structures because it cannot reasonably estimate fair value of the obligation at this time. The range of time over which Midwest Generation may settle this obligation in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques.

       Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2006	2005	2004
	(in thousands)
Beginning balance	$2,220	$291	$265
Cumulative effect of accounting change	—	1,900	—
Liabilities settled during the period	(892)	—	—
Accretion expense	32	29	26
Change in estimates	2,660	—	—

Ending balance	$4,020	$2,220	$291

       The pro forma net income effect of adopting FIN 47 is not shown due to its immaterial impact on Midwest Generation's results of operations. The pro forma liability for conditional AROs is not shown due to the immaterial impact on Midwest Generation's consolidated balance sheet.

Note 6. Long-Term Debt

       On April 27, 2004, Midwest Generation completed a private offering of $1 billion aggregate principal amount of 8.75% second priority senior secured notes due 2034. The notes were co-issued by a newly formed wholly owned subsidiary, Midwest Finance Corp. Holders of the notes may require Midwest Generation to repurchase, or Midwest Generation may elect to repay, the notes on May 1, 2014 and on each one-year anniversary thereafter at 100% of their principal amount, plus accrued and unpaid interest. At December 31, 2006 and 2005, $1 billion remained outstanding. Concurrent with the issuance of the notes, Midwest Generation entered into a term loan and working capital facility, which terms have been amended as discussed below.

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

       The refinancing consisted of, among other things, a reduction in the interest rate applicable to the term loan and the working capital facilities, and a modification of financial covenants. After giving effect to the refinancing, all the facilities carry a lower interest rate of LIBOR + 1.50% (6.94% at December 31, 2006). The maturity date of the repriced term loan remains 2011. The previously existing working capital facilities were combined into one $500 million facility, maturing in 2011, with a lender option to require prepayment in 2010. Also, as part of the refinancing, Midwest Generation's financial covenants were modified, with its consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters required to be at least 1.40 to 1 (increased from 1.25 to 1), and its secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter required to be no greater than 7.25 to 1 (reduced from 8.75 to 1).

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

       As of December 31, 2006, Midwest Generation had $330 million outstanding under its term loan and a $500 million working capital facility available for working capital requirements, including credit support for hedging activities. As of December 31, 2006, $4.6 million was utilized under this facility.

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

Annual Maturities on Long-Term Debt

       Annual maturities on long-term debt at December 31, 2006 for the next five years are $3.5 million each year for 2007 through 2010, and $315.7 million for 2011.

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

Covenants in Credit Agreement

       In order for Midwest Generation to make a distribution, it must be in compliance with covenants specified under its credit agreement. Compliance with the covenants in its credit agreement includes maintaining the following two financial performance requirements:

•
At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended December 31, 2006, the interest coverage ratio was 5.14 to 1.

•
Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended December 31, 2006, the secured leverage ratio was 2.17 to 1.

       In addition, Midwest Generation's distributions are limited in amount. Under the terms of Midwest Generation's credit agreement, Midwest Generation is permitted to distribute 75% of its excess cash flow (as defined in the credit agreement). In addition, if equity is contributed to Midwest Generation, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of distributions that Midwest Generation attributed to the equity contribution equals the amount of the equity contribution. Because EME made a $300 million equity contribution to Midwest Generation on April 19, 2005, Midwest Generation is permitted to distribute 100% of excess cash flow until the aggregate portion of such distributions attributed to that equity contribution equals $300 million. After taking into account Midwest Generation's most recent distribution in January 2007, $58 million of the equity contribution is still available for this purpose. To the extent Midwest Generation makes a distribution which is not fully attributed to an equity contribution, Midwest Generation is required to make concurrently with such distribution an offer to repay debt in an amount equal to the excess, if any, of one-third of such distribution over the amount attributed to the equity contribution.

Covenants in Indenture

       Midwest Generation's indenture contains restrictions on its ability to make a distribution substantially similar to those in the credit agreement. Failure to achieve the conditions required for distributions will not result in a default under the indenture, nor does the indenture contain any other financial performance requirements.

Loan Agreement with EMMT

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation will, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. As of December 31, 2006, Midwest Generation has provided EMMT $43.5 million, which EMMT has used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $500 million.

Fair Values of Non-Derivative Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivables and payables contained in Midwest Generation's consolidated balance sheet approximates fair value. The following table summarizes the carrying amounts and fair values for outstanding non-derivative financial instruments:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Instruments
Non-derivatives:
Long-term obligations	$1,329,546	$1,441,418	$1,502,996	$1,629,984

       In assessing the fair value of Midwest Generation's financial instruments, Midwest Generation uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Quoted market prices for the same or similar instruments are used for long-term obligations.

Note 7. Risk Management and Derivative Financial Instruments

Commodity Price Risk Management

       Midwest Generation's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure to electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which represent the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated. EMMT uses "value at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure. The use of value at risk allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Value at risk measures the possible loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for hedging activities. The change in fair value of electricity contracts in 2006 as compared to 2005 is attributable to the decline in average market prices for power as compared to contracted prices at December 31, 2006, which is the valuation date, causing the fair value of the contracts to become assets instead of liabilities.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commodity price:
Electricity contracts	$93,983	$93,983	$(203,882)	$(203,882)

       In assessing the fair value of Midwest Generation's electricity contracts, Midwest Generation uses a variety of methods and assumptions based on market conditions and associated risks existing at each balance sheet date. The fair value of the electricity contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

Credit Risk

       In conducting hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation under the intercompany energy services agreement. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the senior secured notes and credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

       The obligations of Midwest Generation under the senior secured notes and credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See Note 6—Long-term Debt and Note 11—Related Party Transactions—EMMT Agreements.

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

       Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 67%, 75% and 14% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default is shared by all members based upon a predetermined formula.

       In 2004, Midwest Generation also derived a significant source of its operating revenues from the sale of energy and capacity to Exelon Generation primarily under three power purchase agreements. These power purchase agreements had all expired by the end of 2004. Exelon Generation accounted for 54% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2004.

Note 8. Income Taxes

       Income tax provision (benefit) includes the current tax provision (benefit) from operating income (loss) and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset were:

	Years Ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Lease financing	$38,909	$27,227
Derivative assets	—	84,490
Accrued expenses	13,148	5,870
Credit carryforward	19,117	12,265
Net operating loss carryforward	98,315	191,488

Total	$169,489	$321,340

Deferred tax liabilities
Derivative liabilities	$31,305	$—
Property, plant and equipment—basis differences	123,625	41,905
Employee benefits	—	9,738
State taxes	(5,231)	(10,141)
Other	(3,096)	4,037

Total	146,603	45,539

Deferred tax asset, net	$22,886	$275,801

Classification of accumulated deferred income taxes:
Included in current assets	$—	$70,734
Included in non-current assets	$46,277	$205,067
Included in current liabilities	$23,391	$—

       Midwest Generation has $210 million and $465 million of federal net operating losses at December 31, 2006 and December 31, 2005, respectively, which expire beginning in 2024. Midwest Generation has $118 million and $297 million of California net operating losses at December 31, 2006 and December 31, 2005, respectively, which expire beginning in 2014. In addition, Midwest Generation has $43 million and $57 million of Illinois net operating losses at December 31, 2006 and December 31, 2005, respectively, which expire beginning in 2015. The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current
Federal	$4,414	$11,414	$—
State	1,686	2,149	—

Total current	$6,100	$13,563	$—

Deferred
Federal	$130,808	$152,239	$(47,805)
State	22,022	31,012	(10,394)

Total deferred	152,830	183,251	(58,199)

Provision (benefit) for income taxes	$158,930	$196,814	$(58,199)

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Provision (benefit) for federal income taxes at statutory rate	$142,008	$174,702	$(47,885)
Increase (decrease) in taxes from:
State tax, net of federal benefit	14,947	21,554	(480)
Reversal of valuation allowance	—	—	(9,655)
Other	1,975	558	(179)

Total provision (benefit) for income taxes	$158,930	$196,814	$(58,199)

Effective tax (benefit) rate	39.2%	39.4%	(42.5)%

       Midwest Generation is, and may in the future be, under examination by tax authorities with respect to positions it takes in connection with the filing of its tax returns. In Midwest Generation's opinion, it is unlikely that the resolution of any such tax audit matters will have a material adverse effect upon Midwest Generation's financial condition or results of operations.

Note 9. Compensation and Benefit Plans

       Employees of Midwest Generation are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' base annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of base annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $2.6 million and $2.5 million, respectively.

Pension Plans and Postretirement Benefits Other Than Pensions

       SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are offset through other comprehensive income. See Note 2—Summary of Significant Accounting Policies—New Accounting Pronouncements for further discussion. Midwest Generation adopted SFAS No. 158 prospectively on December 31, 2006.

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

       The expected contributions (all by employer) for the plans are approximately $8.8 million for the year ended December 31, 2007. The amount is subject to change based on, among other things, the limits established for federal tax deductibility.

       The fair value of plan assets is determined by market value.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$83,382	$71,122
Service cost	11,651	12,143
Interest cost	4,445	3,746
Actuarial gain	(2,314)	(2,595)
Benefits paid	(1,180)	(1,034)

Projected benefit obligation at end of year	$95,984	$83,382

Accumulated benefit obligation at end of year	$80,260	$65,632

Change in plan assets
Fair value of plan assets at beginning of year	$49,638	$38,043
Actual return on plan assets	8,409	5,040
Employer contributions	8,432	7,589
Benefits paid	(1,180)	(1,034)

Fair value of plan assets at end of year	$65,299	$49,638

Determination of net recorded liability
Funded status	$(30,685)	$(33,744)
Unrecognized net loss	—	7,530
Unrecognized prior service cost	—	2,304

Net recorded liability	$(30,685)	$(23,910)

Additional detail of amounts recognized in balance sheets:
Intangible asset	$—	$—
Accumulated other comprehensive loss	2,814	—
Additional detail of amounts recognized in accumulated other comprehensive loss:
Prior service cost	$2,073	$—
Net actuarial loss	741	—
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$95,984	$83,382
Accumulated benefit obligation	80,260	65,632
Fair value of plan assets	65,299	49,638
Weighted-average assumptions at end of year:
Discount rate	5.75%	5.50%
Rate of compensation increase	5.00%	5.00%

       Expense components are:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$11,651	$12,143	$11,796
Interest cost	4,445	3,746	3,013
Expected return on plan assets	(3,934)	(3,002)	(2,148)
Net amortization	231	507	395

Total expense	$12,393	$13,394	$13,056

Change in accumulated other comprehensive income	$(2,814)	$—	$—
Weighted-average assumptions:
Discount rate	5.50%	5.50%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	7.50%	7.50%

       The estimated amortization amounts for 2007 are $231,000 for prior service costs and $9,000 for net actuarial gain.

       The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending December 31,	(in thousands)
2007	$1,464
2008	1,834
2009	2,432
2010	3,168
2011	4,218
2012-2016	42,933

       Asset allocations are:

		December 31,
	Target for 2007
		2006	2005
United States equity	45%	47%	47%
Non-United States equity	25%	26%	26%
Private equity	4%	2%	2%
Fixed income	26%	25%	25%

Postretirement Benefits Other Than Pensions

       A portion of Midwest Generation's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by Midwest Generation. Eligibility depends on a number of factors, including the employee's hire date.

       On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act authorized a federal subsidy to be provided to plan sponsors for certain prescription drug benefits under Medicare. Midwest Generation adopted a new accounting pronouncement for the effects of the Act, effective July 1, 2004, which reduced Midwest Generation's accumulated benefits obligation by $813,000 upon adoption.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions trust are $427,000 for the year ended December 31, 2007. This amount is subject to change based on, among other things, the Act referenced above and the impact of any benefit plan amendments.

       The fair value of plan assets is determined by market value.

       Information on non-union plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$25,162	$19,534
Service cost	656	582
Interest cost	1,436	1,288
Actuarial loss (gain)	(76)	4,082
Benefits paid	(345)	(324)

Benefit obligation at end of year	$26,833	$25,162

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	345	324
Benefits paid	(345)	(324)

Fair value of plan assets at end of year	$—	$—

Determination of net recorded liability
Funded status	$(26,833)	$(25,162)
Unrecognized net loss	—	9,742
Unrecognized prior service cost	—	(3,943)

Net recorded liability	$(26,833)	$(19,363)

Additional details of amounts recognized in accumulated other comprehensive loss (income):
Prior service cost	$(3,228)	$—
Net actuarial loss	8,903	—
Weighted-average assumptions at end of year:
Discount rate	5.75%	5.50%
Assumed health care cost trend rates:
Rate assumed for following year	9.25%	10.25%
Ultimate rate	5.00%	5.00%
Year ultimate rate reached	2011	2011

       Expense components are:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$656	$582	$608
Interest cost	1,436	1,288	1,046
Amortization of unrecognized prior service costs	(715)	(715)	(747)
Amortization of unrecognized net loss	763	652	312

Total expense	$2,140	$1,807	$1,219

Weighted-average assumptions:
Discount rate	5.50%	5.75%	6.25%
Assumed health care cost trend rates:
Current year	10.25%	10.00%	12.00%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2011	2010	2010

       The estimated amortization amounts for 2007 are $(715,000) for prior service cost (credit) and $577,000 for net actuarial loss.

       Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2006 by $4.8 million and annual aggregate service and interest costs by $392,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2006 by $4.0 million and annual aggregate service and interest costs by $330,000.

       The following benefit payments are expected to be paid:

Years ended December 31,	Before Subsidy	Net
	(in thousands)
2007	$432	$427
2008	497	491
2009	619	611
2010	767	757
2011	944	929
2012-2016	7,706	7,501

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

Description of Pension and Postretirement Benefits Other Than Pensions Investment Strategies

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

Determination of the Expected Long-Term Rate of Return on Assets

       The overall expected long term rate of return on assets assumption is based on the target asset allocation for plan assets and capital markets return forecasts for asset classes employed. A portion of postretirement benefits other than pensions trust asset returns are subject to taxation, so the expected long-term rate of return for these assets is determined on an after-tax basis.

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

Note 10. Commitments and Contingencies

Lease Commitments

       Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily railcars, with termination option dates in various years through 2020.

       At December 31, 2006, the future operating and lease financing commitments were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in thousands)
2007	$17,520	$184,942
2008	15,221	184,930
2009	12,357	184,941
2010	12,080	169,973
2011	11,758	151,316
Thereafter	55,074	790,307

Total future commitments	$124,010	$1,666,409

Amount representing interest		(525,649)

Net commitments		$1,140,760

       Operating lease expense amounted to $18.6 million, $18.0 million and $17.0 million in 2006, 2005 and 2004, respectively.

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

Capital Improvements

       At December 31, 2006, Midwest Generation had firm commitments to spend approximately $10.1 million on capital expenditures in 2007 primarily for reheater tubes replacement and mill inerting. These capital expenditures are planned to be financed by cash generated from operations.

Calumet Energy Team LLC Power Purchase Contract

       At December 31, 2006, Midwest Generation was party to a long-term power purchase contract with Calumet Energy Team LLC entered into as part of the settlement agreement with Commonwealth Edison, which terminated Midwest Generation's obligation to build additional gas-fired generation in the Chicago area. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs. These minimum commitments are currently estimated to aggregate $16.7 million in the next five years, summarized as follows: 2007—$3.9 million; 2008—4.0 million; 2009—$4.1 million; 2010—$4.3 million; and 2011—$0.4 million.

Fuel Supply Contracts

       At December 31, 2006, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. The remaining contracts' lengths range from less than one year to six years. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $329.6 million in the next five years, summarized as follows: 2007—$145.5 million; 2008—56.6 million; 2009—$56.7 million; 2010—$61.7 million; and 2011—$9.1 million.

       In February 2007, Midwest Generation contracted for the purchase of additional coal in the amount of 9 million tons for 2008, 6 million tons for 2009 and 6 million tons for 2010.

Coal Transportation Agreements

       At December 31, 2006, Midwest Generation had contractual commitments for the transport of coal to its facilities, with remaining contract lengths that range from one year to five years. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $435.7 million in the next four years, summarized as follows: 2007—$210.7 million; 2008—$73.5 million; 2009—$75.0 million; and 2010—$76.5 million.

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

Guarantees and Indemnities

Tax Indemnity Agreements

       In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and previously the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation will continue to have obligations under the tax indemnity agreement with the former lease equity investor. For more information about the termination of the Collins Station lease, see Note 3—Loss on Lease Termination, Asset Impairment and Other Charges.

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 186 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2006. Midwest Generation had recorded a $64.6 million and $67.4 million liability at December 31, 2006 and 2005, respectively, related to this matter.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

       At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the FERC's rules with respect to certain bidding practices employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with the FERC's rules and that it intends to contest vigorously any allegation of violation. EMMT has further advised Midwest Generation that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

Environmental Matters and Regulations

Introduction

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

Air Quality Regulation

       Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which Midwest Generation conducts its business, and will require Midwest Generation to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Act

       On May 12, 2005, the CAIR was published in the Federal Register. The CAIR requires 28 eastern states and the District of Columbia to address ozone attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current Clean Air Act Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court, which may result in changes to the substance of the rule and to the timetables for implementation.

       Midwest Generation expects that compliance with the CAIR and the regulations and revised SIPs developed as a consequence of the CAIR will result in increased capital expenditures and operating expenses. Midwest Generation's approach to meeting these obligations will consist of a blending of capital expenditure and emission allowance purchases that will be based on an ongoing assessment of the dynamics of its market conditions.

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in rule language, called the CPS, and Midwest Generation's obligations under the agreement are conditioned upon the formal adoption of the CPS as an Illinois rule. On January 5, 2007, the Illinois EPA and Midwest Generation jointly filed the CPS in the pending state rulemaking related to the Illinois SIP for the CAIR. Midwest Generation expects the CPS to become final in the spring of 2007 and believes that, upon adoption, the CPS will provide greater predictability of the timing and amount of emissions reductions which will be required of the Illinois Plants for these pollutants through 2018. No assurance can be given that all required regulatory approvals will be received, and if not received, Midwest Generation will remain subject to existing and future requirements as to emissions of these pollutants.

       If the agreement is implemented as contemplated, Midwest Generation will be required to achieve specified emissions reductions through a combination of environmental retrofits or unit shutdowns. The agreement contemplates three phases with each phase relating to one of the pollutants involved. Capital expenditures will be required for each phase.

       The first phase involves installing activated carbon injection technology in 2008 and 2009 for the removal of mercury, a technology which Midwest Generation has been testing at some of its plants. Capital expenditures relating to these controls are currently estimated to be approximately $60 million.

       The second phase requires the installation of additional controls by the end of 2011 to further reduce NOX emissions from units to be determined by Midwest Generation in order to achieve an agreed-on fleetwide level of NOX emissions per million Btu. Capital expenditures for these controls are currently estimated to be approximately $450 million.

       Thereafter, during the third phase of the plan, the focus will be on the reduction of SO2 emissions. Midwest Generation will be required either to place controls on several units at the Illinois Plants between 2012 and 2018 for this purpose or to remove them from service. Midwest Generation will consider many factors in making this choice including, among others, an assessment of the cost and performance of environmental technologies and equipment, the remaining estimated useful life of each affected unit and the market outlook for the prices of various commodities including electrical energy and capacity, coal and natural gas. In view of the many factors involved, Midwest Generation has not yet determined what actions it may take at each affected unit to provide for optimal compliance with the agreement during its third phase. At this time, however, additional capital expenditures during the third phase of the plan are estimated as being in the range of approximately $2.2 billion to $2.9 billion, depending on the number of units on which controls are placed versus the number which are removed from service. For the reasons described above, actual capital expenditures may vary substantially from the above estimates.

       On May 30, 2006, the Illinois EPA submitted a proposed regulation to the Illinois Pollution Control Board to implement the Illinois SIP required for compliance with the CAIR. The Illinois Pollution Control Board held hearings on this SIP on October 10, 2006 and November 28, 2006. As noted previously, on January 5, 2007 the Illinois EPA and Midwest Generation filed the CPS in the pending Illinois rulemaking.

Mercury Regulation

       The CAMR, published in the Federal Register on May 18, 2005, creates a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. In the first phase of the program, which will come into effect in 2010, the annual nationwide cap will be 38 tons. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOX emissions under the CAIR. In the second phase, which is to take effect in 2018, coal-fired power plants will be subject to a lower annual cap, which will reduce emissions nationwide to 15 tons. States may join the trading program by adopting the CAMR model trading rule in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

       Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Both the US EPA's rescission action and the CAMR are being challenged in the courts. Because Midwest Generation cannot predict the outcome of these challenges, which could result in changes to the CAMR rules and timetables, the full impact of this regulation currently cannot be assessed.

       The final state rule for the reduction of mercury emissions in Illinois was adopted and became effective on December 21, 2006. The rule requires a 90% reduction of mercury emissions from coal-fired power plants averaged across company-owned Illinois stations and a minimum reduction of 75% for individual generating sources by July 1, 2009. The rule requires each station to achieve a 90% reduction by January 1, 2014 and, because emissions are measured on a rolling 12-month average, stations must install equipment necessary to meet the January 1, 2014, 90% reduction by January 1, 2013. Buying or selling of emission allowances under the federal CAMR cap-and-trade program would be prohibited.

       Midwest Generation's pending CPS, if adopted, will supersede this rule for the Illinois Plants. The CPS requires installation of activated carbon injection technology for the removal of mercury on all Midwest Generation units by July 2009 (except for three units to be shut down by the end of 2010), prohibits participation in the federal cap-and-trade program, and requires a 90% removal of mercury by unit by the end of 2015. While its CPS is pending, Midwest Generation has filed an appeal of the state's mercury rule that would require a 90% fleetwide reduction in mercury emissions by July 2009.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards. States are required to revise their SIPs for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. Depending upon the final standards that are adopted, Midwest Generation may incur substantial costs or experience other financial impacts resulting from required capital improvements or operational changes.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

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

       During 2004, the Illinois Plants stayed within their NOX allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants used banked allowances, along with some purchased allowances, to stay within their NOX allocations. In 2006, the Illinois Plants used purchased allowances to stay within their NOx allocations. Midwest Generation plans to continue to purchase allowances as it implements the agreement it reached with the Illinois EPA.

       The Illinois EPA has begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates with the intent of bringing non-attainment areas, such as Chicago, into attainment. The SIPs are expected to deal with all emission sources, not just power generators, and to address emissions of NOX, SO2, and volatile organic compounds. These SIPs are to be submitted to the US EPA by June 15, 2007 for 8-hour ozone, and by April 5, 2008 for fine particulates. These SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates. Any additional obligations on Midwest Generation's facilities to further reduce their emissions of SO2, NOX and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until Illinois revises its SIPs.

       Midwest Generation's agreement with the Illinois EPA and the pending CPS include emission controls that will contribute to ozone and fine particulate attainment. Midwest Generation expects, but cannot guarantee, that the reductions required under the agreement and the pending CPS will be sufficient for compliance with future ozone and particulate matter regulations. See "—Clean Air Act" for further discussion.

Regional Haze

       The goal of the 1999 regional haze regulations is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions in 60 years. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install Best Available Retrofit Technology (BART) or implement other control strategies to meet regional haze control requirements. States are required to revise their SIPs to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. States must develop SIPs by December 2007. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       The CPS, discussed above in "—Clean Air Act," addresses emissions reductions at BART affected sources.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at a facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and the issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. Midwest Generation has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

       On October 13, 2005, the US EPA proposed a change to the NSR program. The proposal put forth several options for a new emissions test based on the impact of a facility modification on a facility's maximum hourly emissions or its emissions per unit of energy produced. The existing NSR emissions test is based on the impact of a modification on a generating station's net annual emissions.

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

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois Plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the

Clean Air Act NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to the same plants. In a request dated February 1, 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation has provided responses to these requests. Other than these requests for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to Midwest Generation's facilities.

       Midwest Generation will continue to monitor developments with respect to the NSR program and NSR enforcement to assess what implications, if any, they will have on its facilities, its results of operations or financial position.

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation is to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed National Pollutant Discharge Elimination System wastewater discharge permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms may be required. Midwest Generation has begun to collect impingement and entrainment data at its potentially affected Illinois Plants to begin the process of determining what corrective actions may need to be taken.

       The Phase II cooling water intake structure rule was challenged in the courts, and the cases were consolidated and transferred to the United States Court of Appeals for the Second Circuit. On January 25, 2007, the Second Circuit granted the petitions challenging the rule and remanded the rule to the US EPA for further proceedings. Although the Phase II rule could have a material impact on Midwest Generation's operations, Midwest Generation cannot reasonably determine the financial impact on it at this time because it is still collecting the data required by the regulation and because the challenges mentioned above may affect the obligations imposed by the rule.

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

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $3.0 million at December 31, 2006 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

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

Climate Change

       To date, the United States has chosen to pursue a voluntary greenhouse gas emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. Currently a number of bills are proposed or under discussion in Congress to mandate reductions of greenhouse gas emissions. At this point, Midwest Generation is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on Midwest Generation.

       There have been petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the CAIR. Also, in 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Midwest Generation was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit.

       In April 2006, private citizens brought a complaint in federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. Midwest Generation was not named as a defendant in the complaint.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to reduce substantially its emissions of carbon dioxide or would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on Midwest Generation.

Note 11. Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. Midwest Generation had provided $43.5 million and $328.1 million to EMMT as of December 31, 2006 and 2005, respectively, which EMMT used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. The maximum amount of available credit under the agreement is $500 million.

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

       The net fees earned by EMMT were $1.0 million, $1.5 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Midwest Generation had receivables due from EMMT of $104.4 million and $203.6 million at December 31, 2006 and 2005, respectively. The decrease in receivable balance in 2006 is due to lower sales of power and emissions by Midwest Generation through EMMT in December 2006 compared to December 2005.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration received by Midwest Generation was $6.6 million, $54.7 million and $26.1 million during 2006, 2005 and 2004, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation pays a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The amount billable under this agreement for the service fee for each of the years ended December 31, 2006, 2005 and 2004 was $1.1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $115.0 million, $113.1 million and $113.2 million during 2006, 2005 and 2004, respectively.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2006, 2005 and 2004 were $125.0 million, $125.7 million and $138.1 million, respectively. Midwest Generation had a net receivable due from Edison International of $0.3 million and $0.9 million at December 31, 2006 and 2005, respectively, related to these programs.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       In April 2004, Midwest Generation EME and Midwest Generation entered into a new management and administration agreement pursuant to which Midwest Generation EME began charging Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2006, 2005 and 2004 were $12.3 million, $13.1 million and $15.7 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2006, 2005 and 2004 were $7.1 million, $6.9 million and $6.1 million, respectively.

       Midwest Generation had payables of $1.5 million due to Midwest Generation EME at both December 31, 2006 and 2005 related to these agreements.

Note 12. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash paid
Interest	$200,568	$206,893	$261,057
Non-cash financing activities
Reduction in affiliate debt due to tax-allocation agreement offset	$3,250	$—	$25,966
Reduction in affiliate debt and affiliate interest due to equity contribution as part of refinancing	$—	$—	$2,190,902

Note 13. Quarterly Financial Data (unaudited)

2006	First	Second	Third(i)	Fourth	Total
	(in thousands)
Operating revenues	$345,984	$266,262	$438,065	$348,581	$1,398,892
Operating income	130,824	25,856	201,170	131,284	489,134
Provision for income taxes	43,166	969	69,818	44,977	158,930
Income before accounting change	66,818	1,600	110,295	68,095	246,808
Net income	66,818	1,600	110,295	68,095	246,808
2005	First	Second	Third	Fourth	Total
Operating revenues	$324,924	$252,655	$417,858	$433,948	$1,429,385
Operating income	104,135	25,987	198,326	264,039	592,487
Provision for income taxes	31,077	1,556	68,669	95,512	196,814
Income before accounting change	48,158	2,227	107,085	144,864	302,334
Net income	48,158	2,227	107,085	143,705	301,175

(i)
Reflects Midwest Generation's seasonal pattern, in which a significant amount of earnings were recorded in the third quarter of the year.

PART III

ITEM 10.    MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       Omitted pursuant to General Instruction I.(2)(c).

Code of Business Conduct and Ethics for Principal Officers

       Midwest Generation has adopted an Ethics and Compliance Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics and Compliance Code is posted on the Internet website maintained by Midwest Generation's ultimate parent, Edison International, at www.edisonethics.com. Any amendment to or waiver from a provision of the Ethics and Compliance Code that must be disclosed under rules and forms of the Securities and Exchange Commission will be disclosed at the same Internet website address within four business days following the date of the amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2006 and December 31, 2005, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries ($000)
	2006	2005
Audit Fees	$787	$749
Audit Related Fees	—	—
Tax Fee	—	—
All Other Fees	—	—

       The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International

Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The independent auditors must assure that all audit and non-audit services provided to Midwest Generation and its subsidiaries have been approved by the Edison International Audit Committee.

       During the fiscal year ended December 31, 2006, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

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
4.1
Pass-Through Trust Agreement A, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series A Pass- Through Trust, and the issuance of 8.30% Pass-Through Certificates, Series A, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.2
Pass-Through Trust Agreement B, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series B Pass- Through Trust, and the issuance of 8.56% Pass-Through Certificates, Series B, incorporated by reference to Exhibit 4.2 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.3
Form of 8.30% Pass-Through Certificate, Series A (included in Exhibit 4.1), incorporated by reference to Exhibit 4.3 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.4
Form of 8.56% Pass-Through Certificate, Series B (included in Exhibit 4.2), incorporated by reference to Exhibit 4.4 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

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
4.8
Facility Lease Agreement (T1), dated as of August 17, 2000, by and between, Joliet Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.8 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.8.1
Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.8.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.9
Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.9 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.9.1
Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.9 hereto, incorporated by reference to Exhibit 4.9.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

4.10
Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.10 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.10.1
Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.10 hereto, incorporated by reference to Exhibit 4.10.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.11
Registration Rights Agreement, dated as of August 17, 2000, among Edison Mission Energy, Midwest Generation, LLC and Credit Suisse First Boston Corporation and Lehman Brothers Inc., as representatives of the Initial Purchasers, incorporated by reference to Exhibit 4.11 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.12
Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.12 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.12.1
Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.12 hereto, incorporated by reference to Exhibit 4.12.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.13
Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.13 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.13.1
Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.13 hereto, incorporated by reference to Exhibit 4.13.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
4.15.1
Supplemental Indenture, dated as of March 1, 2006, among Midwest Generation Procurement Services, LLC, Midwest Generation, LLC, and Midwest Finance Corp., and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.4.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended June 30, 2006.
4.16
Registration Rights Agreement, dated April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers incorporated by reference to Exhibit 4.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.17
Collateral Trust Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Pledgors from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, The Bank of New York, as Trustee, and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.18
Security Agreement, dated as of April 27, 2004, between Midwest Generation, LLC and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.19
Pledge Agreement, dated as of April 27, 2004, between Midwest Generation EME, LLC and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.6 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.20
Pledge Agreement, dated as of April 27, 2004, between Edison Mission Midwest Holdings Co. and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.7 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.21
Security Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. and Wilmington Trust Company, as Collateral Trustee incorporated by reference to Exhibit 4.8 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.22
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Joliet No. 9—Station No. 6 and Joliet Peaking Unit) incorporated by reference to Exhibit 4.9 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.23
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC and Chicago Title Land Trust Company to Wilmington Trust Company, as Collateral Trustee (Will County Facility) incorporated by reference to Exhibit 4.10 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.24
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004 from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Calumet Facility) incorporated by reference to Exhibit 4.11 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.

4.24.1
Schedule identifying substantially identical agreements to Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement constituting Exhibit 4.24 hereto incorporated by reference to Exhibit 4.11.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.1
Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.2
Instrument of Assumption, dated as of December 15, 1999, by Midwest Generation, LLC in favor of Commonwealth Edison Company and Unicom Investment Inc., incorporated by reference to Exhibit 10.91 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3
Pledge Agreement, dated as of August 17, 2000, between Midwest Generation, LLC and Citibank, N.A., incorporated by reference to Exhibit 10.105 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3.1
Schedule identifying substantially identical agreements to the Pledge Agreement constituting Exhibit 10.3 hereto, incorporated by reference to Exhibit 10.105.1 to Edison Mission Energy's and Midwest Generation, LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.4
Credit Agreement, dated as of April 27, 2004 among Midwest Generation, LLC, the Lenders referred to therein, the Issuing Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto incorporated by reference to Exhibit 4.3 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.4.1
First Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein) dated as of April 18, 2005 among Midwest Generation, LLC, the Lenders referred to therein the Citicorp North America, Inc., as administrative Agent for the Lenders and the Issuing Lenders thereto incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.4.2
Second Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4.1 herein) dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent for the Lenders and the Issuing Lenders party thereto incorporated by reference to Exhibit 10.6.2 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
10.5
Accession Agreement dated as of April 18, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto incorporated by referenced to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.

10.5.1
Accession Agreement dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and the Issuing Lenders party thereto incorporated by reference to Exhibit 10.7.1 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
10.6
Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
10.7
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
10.10.1
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

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	February 28, 2007

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Manager and President (Principal Executive Officer)	February 28, 2007
/s/ W. James Scilacci W. James Scilacci	Manager and Vice President (Principal Financial Officer)	February 28, 2007
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	February 28, 2007
/s/ Raymond W. Vickers Raymond W. Vickers	Manager	February 28, 2007

QuickLinks

GLOSSARY
PART I
PART II
PART III
PART IV