Form 10-Q
period 2007-03-31
MIDWEST GENERATION LLC
filed 2007-05-09
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

        Number of units outstanding of the registrant's Membership Interests as of May 9, 2007: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
Btu	British thermal units
Commonwealth Edison	Commonwealth Edison Company
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
ISO	independent system operator
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

ii

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenues from Marketing Affiliate	$431,408	$345,984
Operating Expenses
Fuel	109,057	93,659
Gain on sale of emission allowances	(4)	(8)
Plant operations	89,286	80,687
Depreciation and amortization	35,793	35,209
Loss (gain) from disposal of assets	(212)	9
Administrative and general	4,674	5,604

Total operating expenses	238,594	215,160

Operating income	192,814	130,824

Other Income (Expense)
Interest and other income	30,019	29,074
Interest expense	(47,173)	(49,914)

Total other expense	(17,154)	(20,840)

Income before income taxes	175,660	109,984
Provision for income taxes	67,097	43,166

Net Income	$108,563	$66,818

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Income	$108,563	$66,818
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service credit, net of tax expense of $47	(75)	—
Amortization of actuarial loss, net of tax benefit of $40	64	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(56,108) and $50,525 for the three months ended March 31, 2007 and 2006, respectively	(88,686)	79,472
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(1,704) and $9,108 for the three months ended March 31, 2007 and 2006, respectively	2,693	(14,900)

Other comprehensive income (loss)	(86,004)	64,572

Comprehensive Income	$22,559	$131,390

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$209,326	$170,755
Due from affiliates	142,045	104,666
Fuel inventory	61,770	64,900
Spare parts inventory	20,813	20,390
Loans to affiliate for margin deposits	65,360	43,450
Interest receivable from affiliate	27,862	56,097
Derivative assets	8,927	132,221
Other current assets	6,970	8,323

Total current assets	543,073	600,802

Property, Plant and Equipment	4,218,074	4,210,743
Less accumulated depreciation	1,026,203	990,409

Net property, plant and equipment	3,191,871	3,220,334

Notes receivable from affiliate	1,357,822	1,359,276
Deferred taxes	21,999	46,277
Long-term derivative assets	1,247	19,288
Other assets	36,692	37,593

Total Assets	$5,152,704	$5,283,570

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$21,293	$13,228
Accrued liabilities	79,348	82,953
Due to affiliates	29,762	21,522
Interest payable	58,739	57,072
Derivative liabilities	62,321	50,874
Deferred taxes	7,269	23,391
Current maturities of long-term obligations	3,450	3,450
Current portion of lease financing	114,667	110,956

Total current liabilities	376,849	363,446

Lease financing, net of current portion	971,823	1,029,805
Long-term obligations	1,325,233	1,326,096
Long-term derivative liabilities	15,992	6,652
Benefit plans and other long-term liabilities	176,991	176,933

Total Liabilities	2,866,888	2,902,932

Commitments and Contingencies (Note 5)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	2,745,103	2,862,485
Accumulated deficit	(420,960)	(529,524)
Accumulated other comprehensive income (loss)	(38,327)	47,677

Total Member's Equity	2,285,816	2,380,638

Total Liabilities and Member's Equity	$5,152,704	$5,283,570

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$108,563	$66,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,382	36,536
Loss (gain) on sale of assets	(212)	9
Gain on sale of emission allowances	(4)	(8)
Deferred taxes	(4,971)	41,214
Decrease in due to/from affiliates	38,399	102,607
Decrease (increase) in inventory	2,707	(18,436)
Decrease (increase) in loans to affiliate for margin deposits	(21,910)	104,442
Decrease in interest receivable from affiliate	28,235	28,288
Decrease in other current assets	1,353	141
Increase in other assets	(423)	—
Increase (decrease) in accounts payable	8,065	(299)
Increase (decrease) in accrued liabilities	(3,605)	893
Increase (decrease) in interest payable	1,668	(855)
Increase (decrease) in other liabilities	(1,226)	1,671
Decrease (increase) in derivative assets and liabilities	21,725	(10,293)

Net cash provided by operating activities	216,746	352,728

Cash Flows From Financing Activities
Issuance of long-term debt	30,000	—
Repayment of long-term debt	(30,862)	(170,862)
Cash distribution to parent	(117,382)	(184,589)
Repayment of capital lease obligation	(54,270)	(50,787)

Net cash used in financing activities	(172,514)	(406,238)

Cash Flows From Investing Activities
Capital expenditures	(7,331)	(5,651)
Proceeds from sale of assets	212	426
Proceeds from sale of emission allowances	4	8
Repayment of loan from affiliate	1,454	1,286

Net cash used in investing activities	(5,661)	(3,931)

Net increase (decrease) in cash and cash equivalents	38,571	(57,441)
Cash and cash equivalents at beginning of period	170,755	124,118

Cash and cash equivalents at end of period	$209,326	$66,677

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        Midwest Generation's significant accounting policies are described in Note 2 to its financial statements as of December 31, 2006 and 2005, included in its annual report on Form 10-K for the year ended December 31, 2006. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for uncertain tax positions (discussed below in "New Accounting Pronouncements"). This quarterly report should be read in connection with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Income Taxes

        Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the long-term state tax apportionment factors of the Edison International group. The amount on the balance sheet associated with this tax-allocation agreement totaled $23.4 million and $19.1 million at March 31, 2007 and December 31, 2006, respectively, included in due to affiliates.

        Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Interest expense and penalties associated with income taxes are reflected in the caption "Provision for income taxes" on the consolidated statements of income. For further discussion of income taxes, see Note 4—Income Taxes.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards Interpretation No. 48—

        In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Midwest Generation adopted FIN No. 48 effective January 1, 2007. Based on the current status of discussions with tax authorities related to open tax years under audit and other information currently available, implementation of FIN No. 48 did not result in a cumulative-effect adjustment to accumulated deficit.

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on Midwest Generation's consolidated financial statements for the quarter ended March 31, 2007.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157 which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation will adopt SFAS No. 157 on January 1, 2008. Midwest Generation is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159 which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Midwest Generation will adopt SFAS No. 159 on January 1, 2008. Midwest Generation is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

Note 2. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2006	$52,867	$(5,190)	$47,677
Current period change	(85,993)	(11)	(86,004)

Balance at March 31, 2007	$(33,126)	$(5,201)	$(38,327)

(1)
For further detail, see Note 3—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2007, include unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than Midwest Generation's contract prices. The change from unrealized gains to unrealized losses during the first quarter of 2007 resulted from an increase in market prices for power.

        As Midwest Generation's hedged positions are realized, $27.4 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $6 thousand and $(0.4) million during the first quarters of 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in the consolidated income statements.

Note 3. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $8.8 million to its pension plans in 2007. As of March 31, 2007, no contributions have been made. Midwest Generation continues to expect to contribute approximately $8.8 million to its pension plans in 2007.

        Components of pension expense are:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$3,077	$3,203
Interest cost	1,370	1,137
Expected return on plan assets	(1,274)	(979)
Amortization of prior service cost	58	58
Amortization of net actuarial (gain) loss	(41)	29

Total expense	$3,190	$3,448

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $427,000 to its postretirement benefits other than pensions in 2007. As of March 31, 2007, $107,000 in contributions has been made. Midwest Generation continues to expect to contribute $427,000 to its postretirement benefits other than pensions in 2007.

        Components of postretirement benefits expense are:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$165	$161
Interest cost	383	344
Amortization of prior service credit	(179)	(179)
Amortization of net actuarial loss	144	166

Total expense	$513	$492

Note 4. Income Taxes

        Midwest Generation had an effective income tax provision rate of 38.2% and 39.2% for the quarters ended March 31, 2007 and 2006, respectively. The effective income tax rate was different from the federal statutory rate of 35% primarily due to state income taxes.

        The total amount of unrecognized tax benefits as of the date of adoption of FIN No. 48 was $16.5 million. None of the unrecognized tax benefits as of the date of adoption, if recognized, would affect the effective tax rate. The total amount of accrued interest and penalties was $3.3 million as of the date of adoption.

        Midwest Generation and its subsidiaries remain subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state authorities from 1994 to present. Midwest Generation continues its efforts to resolve open tax issues with the Internal Revenue Service and state authorities. The timing for resolving these open tax positions is subject to uncertainty, but it is reasonably possible that some portion of these open tax positions could be resovled in the next twelve months.

Note 5. Commitments and Contingencies

Commitments

Capital Improvements

        At March 31, 2007, Midwest Generation had firm commitments to spend approximately $29.2 million on capital expenditures during the remainder of 2007 and $24.3 million in 2008 primarily related to environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first three months of 2007. These additional commitments are currently estimated to be $105.8 million in 2008, $73.5 million in 2009, and $76.5 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first three months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $109.7 million for 2008, $74.5 million for 2009, and $76.0 million for 2010.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 176 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2007. Midwest Generation had recorded a $64.1 million liability at March 31, 2007 related to this matter.

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

Challenges of Illinois Power Procurement Auction Results

        EMMT participated successfully in the first Illinois power procurement auction, held in September 2006 according to rules approved by the Illinois Commerce Commission, and entered into two load requirements services contracts through which it is delivering electricity, capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load, using contracted supply from Midwest Generation.

        EMMT has advised Midwest Generation that EMMT believes that its actions in regard to the Illinois auction were appropriate and lawful and that it intends to defend vigorously all of the matters described below. EMMT has further advised Midwest Generation that it cannot predict at this time the outcome of these matters.

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of a class of similarly situated electric ratepayers in Illinois against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of a class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

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

        With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $3.6 million at March 31, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position. See "Note 10. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 6. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31
	2007	2006
	(in thousands)
Cash paid for interest	$44,173	$49,434
Cash received for income taxes	(3,250)	—

Note 7. Subsequent Event

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME used a portion of the proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility. Midwest Generation expects to record a pre-tax loss of approximately $129 million (approximately $79 million after tax) on early extinguishment of debt during the second quarter of 2007.

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of Midwest Generation's Annual Report on Form 10-K for the year ended December 31, 2006. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2006, and as compared to the first quarter ended March 31, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

        This MD&A is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES

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

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the first quarter of 2007 was $108.6 million, compared to $66.8 million for the first quarter of 2006. The 2007 increase in earnings was primarily due to an increase in energy revenues from higher generation and higher average realized energy prices. Partially offsetting these increases was higher plant operations cost due to higher maintenance costs, higher coal costs and an increase in unrealized losses related to non-qualifying hedges under SFAS No. 133.

Financing Activities

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME used a portion of the proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility.

        Midwest Generation expects to record a pre-tax loss of approximately $129 million (approximately $79 million after tax) on early extinguishment of debt during the second quarter of 2007. See "Liquidity and Capital Resources—Financing Activities."

        In addition to the above-mentioned debt refinancing, Midwest Generation plans to replace its existing $500 million senior secured working capital facility with a new senior secured working capital facility with a longer maturity date and less restrictive covenants. Midwest Generation intends to use its new secured working capital facility to provide credit support for its hedging activities, including through the option to extend power hedges by granting the counterparties a first lien to secure such hedges, and general working capital purposes.

PJM Reliability Pricing Model

        In April 2007, PJM completed the first capacity auction under the PJM Reliability Pricing Model. EMMT participated in the auction for the period June 1, 2007 through May 31, 2008. After accounting for previous forward sales of capacity, a net 3,013 MW was sold of capacity from the Illinois Plants. The Illinois Plants are located in the "Rest of Market" area which had a clearing price of $40.80 per MW-day.

Critical Accounting Policies

        For a discussion of Midwest Generation's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2007	2006
Operating Revenues (in millions)	$431	$346
Statistics – Coal-Fired Generation
Generation (in GWh)
Energy only contracts	6,698	7,244
Load requirements services contracts(1)	1,932	—

Total	8,630	7,244
Aggregate plant performance
Equivalent availability(2)	88.0%	86.8%
Capacity factor(3)	71.2%	59.8%
Load factor(4)	80.9%	68.8%
Forced outage rate(5)	5.9%	2.8%
Average realized price/MWh
Energy only contracts(6)	$49.06	$45.21
Load requirements services contracts(7)	$61.89	$—
Capacity revenue only (in millions)	$2	$6
Average fuel costs/MWh	$12.63	$12.92

(1)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007.

(2)
The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal plants are not available during periods of planned and unplanned maintenance.

(3)
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

(4)
The load factor is determined by dividing capacity factor by the equivalent availability factor.

(5)
Midwest Generation refers to unplanned maintenance as a forced outage.

(6)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) generation. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

Operating Revenues

        Operating revenues increased $85.4 million for the first quarter of 2007, compared to the first quarter of 2006 primarily due to higher energy revenues. The increase in energy revenues was primarily due to higher generation and higher average realized energy prices.

        Included in operating revenues were unrealized gains (losses) of $(21.7) million and $10.3 million for the first quarters of 2007 and 2006, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. The 2007 unrealized losses included $14.2 million of mark-to-market losses from economic hedges for periods subsequent to March 31, 2007, resulting from an increase in market prices during the first quarter of 2007. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Seasonal Disclosure

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

Operating Expenses

        Operating expenses increased $23.4 million for the first quarter ended March 31, 2007, compared to the first quarter of 2006. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, depreciation and amortization, loss (gain) from disposal of assets, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $15.4 million for the first quarter of 2007, compared to the first quarter of 2006. The increase was primarily attributable to higher coal consumption in 2007, as compared to 2006, resulting from higher generation.

        Plant operations expenses increased $8.6 million for the first quarter ended March 31, 2007, compared to the first quarter of 2006. The 2007 increase was primarily due to higher planned maintenance costs.

Other Income (Expense)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Interest and other income	$1,272	$839
Interest income from affiliate	28,747	28,235
Interest expense	(47,173)	(49,914)

Total other expense	$(17,154)	$(20,840)

        Interest expense decreased $2.7 million in the first quarter of 2007, compared to the first quarter of 2006, primarily due to lower borrowings under Midwest Generation's working capital facility in 2007.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 38.2% and 39.2% for the quarters ended March 31, 2007 and 2006, respectively. The effective income tax rate was different from the federal statutory rate of 35% primarily due to state income taxes.

New Accounting Pronouncements

        For a discussion of new accounting pronouncements affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

Financing Activities

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME used a portion of the proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility. Midwest Generation expects to record a pre-tax loss of approximately $129 million (approximately $79 million after tax) on early extinguishment of debt during the second quarter of 2007.

        In addition to the above-mentioned debt refinancing, Midwest Generation plans to replace its existing $500 million senior secured working capital facility with a new senior secured working capital facility with a longer maturity date and less restrictive covenants. Midwest Generation intends to use its new secured working capital facility to provide credit support for its hedging activities, including through the option to extend power hedges by granting the counterparties a first lien to secure such hedges, and general working capital purposes.

Consolidated Cash Flow

        At March 31, 2007, Midwest Generation had cash and cash equivalents of $209.3 million, compared to $170.8 million at December 31, 2006. Net working capital at March 31, 2007 was $166.2 million, compared to $237.4 million at December 31, 2006. The decline in working capital was primarily the result of a decrease in net derivative assets largely driven by an increase in forward power prices. Partially offsetting this decrease was an increase in cash and cash equivalents and receivables from affiliates including loans for margin deposits.

        Net cash provided by operating activities decreased $136.0 million in the first quarter of 2007, compared to the first quarter of 2006. The decrease was primarily due to timing of cash receipts and disbursements related to working capital items, described above, partially offset by higher profits in 2007.

        Net cash used in financing activities decreased $233.7 million in the first quarter of 2007, compared to the first quarter of 2006. In the first quarter of 2007, Midwest Generation paid a $117.4 million dividend to its parent and repaid $30.9 million of long-term debt and $54.3 million of capital lease obligations. In the first quarter of 2006, Midwest Generation made a $184.6 million distribution to its parent and repaid $170.9 million of long-term debt and $50.8 million of capital lease obligations.

        Net cash used in investing activities increased $1.7 million in the first quarter of 2007, compared to the first quarter of 2006. The increase was primarily due to an increase in capital expenditures.

        Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations.

Capital Expenditures

        At March 31, 2007, the estimated capital expenditures by Midwest Generation for April through December 2007 and for 2008 and 2009 were as follows:

	April through December 2007	2008	2009
	(in millions)
Plant capital expenditures	$35.1	$39.9	$49.9
Environmental expenditures	20.9	38.5	66.5

Total	$56.0	$78.4	$116.4

        Plant capital expenditures relate to non-environmental projects such as upgrades to dust collection/mitigation systems and mill inerting projects. Environmental expenditures relate to various projects to achieve specified emissions reductions such as installation of mercury controls. Midwest Generation plans to finance these expenditures with financings, cash on hand or cash generated from operations. See further discussion regarding these and possible additional capital expenditures under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

Credit Facility and Other Covenants

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In addition, the credit agreement contains financial covenants binding on Midwest Generation.

Covenants in Credit Agreement

        In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining the following two financial performance requirements:

  •
  At the end of each fiscal quarter, Midwest Generation's consolidated interest coverage ratio for the immediately preceding four consecutive fiscal quarters must be at least 1.40 to 1. The consolidated interest coverage ratio is defined as the ratio of consolidated net income (plus or minus specified amounts as set forth in the credit agreement), to consolidated interest expense (as more specifically defined in the credit agreement). During the twelve months ended March 31, 2007, the interest coverage ratio was 5.98 to 1.

  •
  Midwest Generation's secured leverage ratio for the 12-month period ended on the last day of the immediately preceding fiscal quarter may be no greater than 7.25 to 1. The secured leverage ratio is defined as the ratio of the aggregate principal amount of Midwest Generation secured debt plus all indebtedness of a subsidiary of Midwest Generation, to the aggregate amount of consolidated net income (plus or minus specified amounts as set forth in the credit agreement). During the twelve months ended March 31, 2007, the secured leverage ratio was 1.88 to 1.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at March 31, 2007, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
Midwest Generation:
First priority senior secured rating	Baa3	BB	BBB-
Second priority senior secured rating	Ba2	B+	BB+
EMMT	Not Rated	BB-	Not Rated

        Subsequent to March 31, 2007, the rating agencies affirmed the above-mentioned EME ratings in connection with the financing activities discussed above under "Financing Activities" and affirmed the rating for the Midwest Generation first priority secured revolving credit facility, except that S&P increased its rating to BB+ from BB.

        Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of March 31, 2007, $4.5 million was utilized under this facility.

        As of March 31, 2007, Midwest Generation had $65.4 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations and Contingencies

Contractual Obligations

Capital Improvements

        At March 31, 2007, Midwest Generation had firm commitments to spend approximately $29.2 million on capital expenditures during the remainder of 2007 and $24.3 million in 2008 primarily related to environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first three months of 2007. These additional commitments are currently estimated to be $105.8 million in 2008, $73.5 million in 2009, and $76.5 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first three months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $109.7 million for 2008, $74.5 million for 2009, and $76.0 million for 2010.

Contingencies

Challenges of Illinois Power Procurement Auction Results

        EMMT participated successfully in the first Illinois power procurement auction, held in September 2006 according to rules approved by the Illinois Commerce Commission, and entered into two load requirements services contracts through which it is delivering electricity, capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load, using contracted supply from Midwest Generation.

        EMMT has advised Midwest Generation that EMMT believes that its actions in regard to the Illinois auction were appropriate and lawful and that it intends to defend vigorously all of the matters described below. EMMT has further advised Midwest Generation that it cannot predict at this time the outcome of these matters.

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of a class of similarly situated electric ratepayers in Illinois against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of a class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division.

Off-Balance Sheet Transactions

        For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Transactions" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006. There have been no other significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as follows:

Climate Change

        On April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that US EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act and that it has a duty to (i) determine whether greenhouse gas emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the Clean Air Act related to emissions of motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. Midwest Generation believes that the Court's Massachusetts decision may spur additional congressional action to require reductions of greenhouse gas emissions by all material sources, including electric generators.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first three months of 2007 and 2006.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2007	2006
January	$35.75	$42.27
February	56.64	42.66
March	42.04	42.50

Quarterly Average	$44.81	$42.48

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2007:

2007	24-Hour Northern Illinois Hub Forward Energy Prices(1)
April	$41.80
May	42.14
June	43.97
July	57.28
August	59.10
September	42.10
October	41.98
November	43.47
December	49.32
2008 Calendar "strip"(2)	$47.92

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at March 31, 2007:

	2007	2008	2009
Energy Only Contracts(1)
MWh	11,968,150	10,837,600	2,048,000
Average price/MWh(2)	$48.32	$61.37	$60.00
Load Requirements Services Contracts
Estimated MWh(3)	6,449,440	6,209,608	1,805,816
Average price/MWh(4)	$64.29	$64.01	$63.65
Total estimated MWh	18,417,590	17,047,208	3,853,816

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2007 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

(3)
Under a load requirements services contract, the amount of power sold is a portion of the retail load of the purchasing utility and thus can vary significantly with variations in that retail load. Retail load depends upon a number of factors, including the time of day, the time of the year and the utility's number of new and continuing customers. Estimated MWh have been forecast based on historical patterns and on assumptions regarding the factors that may affect retail loads in the future. The actual load will vary from that used for the above estimate, and the amount of variation may be material.

(4)
The average price per MWh under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but is not limited to, energy, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur charges from PJM as a load serving entity. For these reasons, the average price per MWh under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per MWh under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

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

Coal Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at March 31, 2007 for the remainder of 2007 and the following three years.

	April through December 2007	2008	2009	2010
Amount of coal under contract in millions of tons(1)	12.5	14.6	11.7	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants decreased during the first quarter of 2007 from 2006 year-end prices due to continuing high stockpiles and oversupply of the market. The price of PRB coal decreased from $9.90 per ton at December 15, 2006 to $8.55 per ton at March 23, 2007, as reported by the Energy Information Administration.

Accounting for Energy Contracts

        Midwest Generation uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). Midwest Generation follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Estimates—Critical Accounting Estimates—Derivative Financial Instruments and Hedging Activities" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the first quarters of 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Non-qualifying hedges	$(21.7)	$8.6
Ineffective portion of cash flow hedges	—	1.7

Total unrealized gains (losses)	$(21.7)	$10.3

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at March 31, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at March 31, 2007, which is the valuation date.

	March 31, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity contracts	$(68,139)	$93,983

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of March 31, 2007 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(68,139)	$(53,394)	$(14,745)	$—	$—

Credit Risk

        In conducting Midwest Generation's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting liquidated damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

        The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. For further discussion, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions—EMMT Agreements" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 33% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the three months ended March 31, 2007, a second customer accounted for 21% of Midwest Generation's consolidated operating revenues.

        Beginning in January 2007, Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 28% of Midwest Generation's consolidated operating revenues during the three months ended March 31, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in October 2006 and by Moody's in March 2007. Commonwealth Edison has stated that it would face possible bankruptcy if an electric rate freeze, which expired January 1, 2007, was re-introduced through legislation which is currently pending in the Illinois General Assembly. In addition, the Illinois Attorney General and other parties have appeals pending before the Illinois Supreme Court pertaining to the Illinois Commerce Commission orders which authorized Commonwealth Edison and Ameren to procure power through a reverse auction process. Midwest Generation is unable to predict the outcome of the appeals or whether legislation or other policy changes affecting utility rates or procurement practices will be enacted, and, if so, what effect these developments may have on Commonwealth Edison's performance under the load requirement services contracts.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital needed to make capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2011, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding.

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Item 1. Business—Description of the Industry—Power Markets" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006 and "Item 1. Business—Regulatory Matters" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006. There have been no other significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of its annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

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

ITEM 1A.    RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006. The risks described in Midwest Generation's annual report on Form 10-K are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

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

MIDWEST GENERATION, LLC
By:	/s/ W. James Scilacci James Scilacci Manager and Vice President
Date:	May 9, 2007

QuickLinks

GLOSSARY
PART I – FINANCIAL INFORMATION
PART II – OTHER INFORMATION
SIGNATURES