Form 10-Q
period 2007-06-30
MIDWEST GENERATION LLC
filed 2007-08-09
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

        Number of units outstanding of the registrant's Membership Interests as of August 9, 2007: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
Btu	British thermal units
CAIR	Clean Air Interstate Rule
Commonwealth Edison	Commonwealth Edison Company
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GWh	gigawatt-hours
Illinois Plants	Midwest Generation's power plants (fossil fuel), located in Illinois
ISO	independent system operator
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

ii

SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	State Implementation Plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues from Marketing Affiliate	$333,711	$266,262	$765,119	$612,246
Operating Expenses
Fuel	84,699	72,795	193,756	166,454
Gain on sale of emission allowances	(7,970)	—	(7,974)	(8)
Plant operations	126,787	115,448	216,073	196,135
Depreciation and amortization	35,059	35,222	70,852	70,431
Loss from disposal of assets	728	10,173	516	10,182
Administrative and general	6,177	6,768	10,851	12,372

Total operating expenses	245,480	240,406	484,074	455,566

Operating income	88,231	25,856	281,045	156,680

Other Income (Expense)
Interest and other income	30,580	28,980	60,599	58,054
Interest expense	(31,872)	(52,267)	(79,045)	(102,181)
Loss on early extinguishment of debt	(128,271)	—	(128,271)	—

Total other expense	(129,563)	(23,287)	(146,717)	(44,127)

Income (loss) before income taxes	(41,332)	2,569	134,328	112,553
Provision (benefit) for income taxes	(17,931)	969	49,166	44,135

Net Income (Loss)	$(23,401)	$1,600	$85,162	$68,418

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$(23,401)	$1,600	$85,162	$68,418
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service credit, net of tax expense of $46 and $93 for the three months and the six months ended June 30, 2007, respectively	(73)	—	(148)	—
Amortization of actuarial loss, net of tax benefit of $40 and $80 for the three months and the six months ended June 30, 2007, respectively	63	—	127	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $26,291 and $36,245 for the three months and $(29,817) and $86,770 for the six months ended June 30, 2007 and 2006, respectively	41,936	57,010	(46,750)	136,483
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(1,167) and $(5,673) for the three months and $(2,871) and $3,435 for the six months ended June 30, 2007 and 2006, respectively	1,808	8,923	4,501	(5,978)

Other comprehensive income (loss)	43,734	65,933	(42,270)	130,505

Comprehensive Income	$20,333	$67,533	$42,892	$198,923

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$62,736	$170,755
Due from affiliates	148,902	104,666
Fuel inventory	64,805	64,900
Spare parts inventory	20,748	20,390
Loans to affiliate for margin deposits	68,369	43,450
Interest receivable from affiliate	56,037	56,097
Derivative assets	49,121	132,221
Deferred taxes	19,229	—
Other current assets	7,797	8,323

Total current assets	497,744	600,802

Property, Plant and Equipment	4,233,664	4,210,743
Less accumulated depreciation	1,063,322	990,409

Net property, plant and equipment	3,170,342	3,220,334

Notes receivable from affiliate	1,357,822	1,359,276
Deferred taxes	—	46,277
Long-term derivative assets	4,119	19,288
Other assets	16,605	37,593

Total Assets	$5,046,632	$5,283,570

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$10,453	$11,467
Book overdrafts	15,359	1,761
Accrued liabilities	90,918	82,953
Due to affiliates	23,505	21,522
Interest payable	35,789	57,072
Derivative liabilities	23,864	50,874
Deferred taxes	—	23,391
Current maturities of long-term obligations	—	3,450
Current portion of lease financing	114,667	110,956

Total current liabilities	314,555	363,446

Lease financing, net of current portion	971,823	1,029,805
Long-term obligations	30,000	1,326,096
Deferred taxes	9,730	—
Long-term derivative liabilities	22,938	6,652
Benefit plans and other long-term liabilities	184,288	176,933

Total Liabilities	1,533,334	2,902,932

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,952,253	2,862,485
Accumulated deficit	(444,362)	(529,524)
Accumulated other comprehensive income	5,407	47,677

Total Member's Equity	3,513,298	2,380,638

Total Liabilities and Member's Equity	$5,046,632	$5,283,570

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$85,162	$68,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,342	73,094
Loss on disposal of assets	516	10,182
Gain on sale of emission allowances	(7,974)	(8)
Deferred taxes	6,756	43,384
Loss on early extinguishment of debt	128,271	—
Decrease in due to/from affiliates	8,391	93,235
Increase in inventory	(263)	(36,555)
Decrease (increase) in loans to affiliate for margin deposit	(24,919)	186,234
Decrease in interest receivable from affiliate	60	53
Decrease (increase) in other current assets	526	(1,400)
Decrease (increase) in other assets	(494)	1,813
Increase in accounts payable and other current liabilities	20,549	1,213
Decrease in interest payable	(21,283)	(2,404)
Increase (decrease) in other liabilities	(1,966)	5,363
Decrease (increase) in derivative assets and liabilities	18,349	(11,390)

Net cash provided by operating activities	287,023	431,232

Cash Flows From Financing Activities
Borrowings on long-term debt	205,000	315,000
Repayment of long-term debt	(1,504,545)	(286,725)
Capital contributions from parent	1,385,000	—
Cash distribution to parent	(295,232)	(380,134)
Repayment of capital lease obligation	(54,270)	(50,786)
Premium paid on extinguishment of debt and financing costs	(108,748)	—

Net cash used in financing activities	(372,795)	(402,645)

Cash Flows From Investing Activities
Capital expenditures	(23,919)	(17,259)
Proceeds from sale of assets	214	1,322
Proceeds from sale of emission allowances	4	8
Decrease in restricted cash	—	1,000
Repayment of loan to affiliate	1,454	1,286

Net cash used in investing activities	(22,247)	(13,643)

Net increase (decrease) in cash and cash equivalents	(108,019)	14,944
Cash and cash equivalents at beginning of period	170,755	124,118

Cash and cash equivalents at end of period	$62,736	$139,062

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        Midwest Generation's significant accounting policies are described in Note 2 to its consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2006. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for uncertain tax positions (discussed below in "New Accounting Pronouncements"). This quarterly report should be read in connection with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Income Taxes

        Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the long-term state tax apportionment factors of the Edison International group. The amount on the balance sheet associated with this tax-allocation agreement totaled $21.7 million and $19.1 million at June 30, 2007 and December 31, 2006, respectively, included in due to affiliates.

        Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Interest expense and penalties associated with income taxes are reflected in the caption "Provision (benefit) for income taxes" on the consolidated statements of income. For further discussion of income taxes, see Note 5—Income Taxes.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards Interpretation No. 48—

        In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertain tax positions. FIN No. 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Midwest Generation adopted FIN No. 48 effective January 1, 2007. Adoption of FIN No. 48 did not result in a cumulative- effect adjustment to accumulated deficit.

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on Midwest Generation's consolidated financial statements for the six months ended June 30, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. Midwest Generation will adopt FIN No. 39-1 on January 1, 2008. Midwest Generation is currently evaluating the impact of adopting FIN No. 39-1 on its consolidated financial statements.

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation will adopt SFAS No. 157 on January 1, 2008. Midwest Generation is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Midwest Generation will adopt SFAS No. 159 on January 1, 2008. Midwest Generation is currently evaluating whether it will opt to report any financial assets and liabilities at fair value and the impact, if adopted, on its consolidated financial statements.

Note 2. Long-term Obligations

Early Extinguishment of Debt

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME used a portion of the net proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility. Midwest Generation recorded a pre-tax loss of $128.3 million ($78.8 million after tax) on early extinguishment of debt during the second quarter of 2007.

Credit Agreement Amendment

        On June 29, 2007, Midwest Generation completed a refinancing of indebtedness by amending and restating its existing credit facility. The refinancing provided, among other things, for: (a) the option to extend the maturity of the working capital facility by up to two years, subject to the satisfaction of enumerated conditions, (b) the option to grant first or second priority liens to eligible hedge counterparties, (c) the release of collateral in the event that the unsecured debt of Midwest Generation is rated investment grade, (d) a reduction in the interest rate applicable to the working capital facility, and (e) a modification of covenants, including the incurrence of indebtedness covenant and the financial covenants. The refinancing also eliminates the term loan facility.

        After giving effect to the refinancing, the working capital facility interest rate was lowered to LIBOR + 0.55% from LIBOR + 1.50%. The working capital facility matures in 2012, with an option to extend for up to two years. Also, as part of the refinancing, Midwest Generation's financial covenants were modified, with its debt to capitalization ratio to be no greater than 0.60 to 1.

        Midwest Generation intends to use its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation may also support its hedging activities by granting first or second priority liens to eligible hedge counterparties. As of June 30, 2007, $32.6 million had been utilized under the working capital facility.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2006	$52,867	$(5,190)	$47,677
Current period change	(42,249)	(21)	(42,270)

Balance at June 30, 2007	$10,618	$(5,211)	$5,407

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2007, included unrealized gains on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than Midwest Generation's contract prices. The decrease in unrealized gains during the six months ended June 30, 2007 resulted from an increase in market prices for power.

        As Midwest Generation's hedged positions are realized, $18.8 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will offset energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2009.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $0.5 million and $1.1 million during the second quarters of 2007 and 2006, respectively, and $0.5 million and $1.5 million during the six months ended June 30, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in the consolidated income statements.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $8.8 million to its pension plans in 2007. As of June 30, 2007, no contributions have been made. Midwest Generation continues to expect to contribute approximately $8.8 million to its pension plans in the last six months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of pension expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$3,076	$3,054	$6,153	$6,257
Interest cost	1,370	1,138	2,740	2,275
Expected return on plan assets	(1,274)	(979)	(2,548)	(1,958)
Amortization of prior service cost	58	87	116	174
Amortization of net actuarial gain	(41)	—	(82)	—

Total expense	$3,189	$3,300	$6,379	$6,748

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $427,000 to its postretirement benefits other than pensions in 2007. As of June 30, 2007, $107,000 in contributions has been made. Midwest Generation continues to expect to contribute $320,000 to its postretirement benefits other than pensions in the last six months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of postretirement benefits expense are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$166	$161	$331	$322
Interest cost	382	343	765	687
Amortization of prior service credit	(179)	(179)	(358)	(358)
Amortization of net actuarial loss	145	166	289	332

Total expense	$514	$491	$1,027	$983

Note 5. Income Taxes

        Midwest Generation had an effective income tax provision rate of 36.6% and 39.2% for the six months ended June 30, 2007 and 2006, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes.

        The total amount of unrecognized tax benefits (excluding the effect of federal income taxes on unrecognized state tax benefits) as of the date of adoption of FIN No. 48 was $21.3 million. None of the unrecognized tax benefits as of the date of adoption, if recognized, would affect the effective tax rate. The total amount of accrued interest and penalties was $2.1 million at the date of adoption.

        Midwest Generation and its subsidiaries remain subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state authorities from 1994 to present. Midwest Generation continues its efforts to resolve open tax issues with the Internal Revenue Service and state authorities. The timing for resolving these open tax positions is subject to uncertainty, but it is reasonably possible that some portion of these open tax positions could be resolved in the next twelve months.

Note 6. Commitments and Contingencies

Commitments

Capital Improvements

        At June 30, 2007, Midwest Generation had firm commitments to spend approximately $28.9 million on capital expenditures during the remainder of 2007 and $23.9 million in 2008 primarily related to environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first six months of 2007. These additional commitments are currently estimated to be $5.9 million for the remainder of 2007, $105.8 million in 2008, $73.5 million in 2009, and $76.5 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first six months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $7.9 million for the remainder of 2007, $110.5 million for 2008, $75.2 million for 2009, and $76.7 million for 2010.

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

Indemnity Provided as Part of the Acquisition from Commonwealth Edison

        In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Except as discussed below, Midwest Generation has not recorded a liability related to this indemnity.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 179 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2007. Midwest Generation had recorded a $64.1 million liability at June 30, 2007 related to this matter.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

        At the end of October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Should a formal proceeding be commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation. EMMT has further advised Midwest Generation that it cannot predict at this time the outcome of this matter or estimate the possible liability should the outcome be adverse.

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

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to enacting legislation. See Note 8—Subsequent Event for further discussion.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed construction projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The US EPA has invited Midwest Generation and Commonwealth Edison to meet with the US EPA by August 30, 2007 to discuss the alleged violations. Midwest Generation is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations or financial position.

Litigation

        Midwest Generation experiences other routine litigation in the normal course of its business. None of such pending routine litigation is expected to have a material adverse effect on Midwest Generation's consolidated financial position or results of operations.

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

        With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $3.6 million at June 30, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position. See "Note 10. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 7. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30
	2007	2006
	(in thousands)
Cash paid (received)
Interest	$98,351	$101,906
Income taxes	(3,250)	—

Note 8. Subsequent Event

        On July 24, 2007, Midwest Generation and its affiliate EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to the passage of legislation which if enacted and signed by the Governor of Illinois will, among other things, establish a new Illinois Power Agency to manage future power procurement for Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26, 2007, but has not yet been signed by the Governor of Illinois. No assurance can be given that the terms of the settlement agreement will be implemented as contemplated or that the legislation necessary for the settlement to become effective will be signed by the Governor of Illinois.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, the Illinois Attorney General has agreed to file motions to dismiss auction-related complaints filed at the FERC, the Illinois Commerce Commission and in the Illinois courts.

        Subject to the foregoing, Midwest Generation plans to make a payment of $7.5 million within ten business days after the settlement becomes effective (or on such later date as the Illinois Attorney General may specify in writing), followed by monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, as further described in the rate relief package and related agreements, Illinois imposes an electric rate freeze or an additional tax on generators.

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2006, and as compared to the second quarter of 2006 and six months ended June 30, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

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

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income (loss) for the quarter and six months ended June 30, 2007 was $(23.4) million and $85.2 million, respectively, compared to net income of $1.6 million and $68.4 million, for the quarter and six months ended June 30, 2006, respectively. The changes in earnings were primarily attributable to a $78.8 million, after tax, loss on early extinguishment of debt recorded during the second quarter of 2007 and higher planned maintenance costs in 2007 as compared to 2006, higher energy revenue driven by higher generation and higher average realized energy prices in 2007 as compared to 2006 and lower interest expense due to the repayment of debt in May 2007.

PJM Reliability Pricing Model

        In April 2007, PJM completed the first capacity auction under the PJM Reliability Pricing Model. EMMT participated in the auction for the period June 1, 2007 through May 31, 2008. After accounting for previous forward sales of capacity, a net 2,628 MW of capacity was sold from the Illinois Plants. The Illinois Plants are located in the "Rest of Market" area which had a clearing price of $40.80 per MW-day.

        In July 2007, EMMT participated in the auction for the period June 1, 2008 through May 31, 2009. After accounting for previous forward sales of capacity, a net 3,283 MW of capacity was sold from the Illinois Plants. The Illinois Plants are located in the "Rest of Market" area which had a clearing price of $111.92 per MW-day.

        For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Illinois Settlement

        On July 24, 2007, Midwest Generation and its affiliate EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to the passage of legislation which if enacted and signed by the Governor of Illinois will, among other things, establish a new Illinois Power Agency to manage future power procurement for Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26, 2007, but has not yet been signed by the Governor of Illinois. No assurance can be given that the terms of the settlement agreement will be implemented as contemplated or that the legislation necessary for the settlement to become effective will be signed by the Governor of Illinois.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, the Illinois Attorney General has agreed to file motions to dismiss auction-related complaints filed at the FERC, the Illinois Commerce Commission and in the Illinois courts.

        Subject to the foregoing, Midwest Generation plans to make a payment of $7.5 million within ten business days after the settlement becomes effective (or on such later date as the Illinois Attorney

General may specify in writing), followed by monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, as further described in the rate relief package and related agreements, Illinois imposes an electric rate freeze or an additional tax on generators.

Financing Activities

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME used a portion of the net proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility. Midwest Generation recorded a pre-tax loss of $128.3 million on early extinguishment of debt during the second quarter of 2007.

        During the second quarter of 2007, Midwest Generation amended and restated its existing $500 million senior secured working capital facility. The changes to the senior secured working capital facility included a reduction in the interest rate, a longer maturity date, and fewer restrictive covenants. Midwest Generation intends to use its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation may also support its hedging activities by granting first or second priority liens to eligible hedge counterparties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues (in millions)	$334	$266	$765	$612
Statistics – Coal-Fired Generation
Generation (in GWh)
Energy only contracts	4,445	5,493	11,143	12,738
Load requirements services contracts(1)	1,681	—	3,613	—

Total	6,126	5,493	14,756	12,738
Aggregate plant performance
Equivalent availability(2)	61.5%	66.0%	74.7%	76.4%
Capacity factor(3)	50.0%	44.8%	60.5%	52.3%
Load factor(4)	81.3%	67.9%	81.1%	68.4%
Forced outage rate(5)	6.0%	7.7%	6.0%	5.0%
Average realized price/MWh
Energy only contracts(6)	$49.04	$46.70	$49.06	$45.85
Load requirements services contracts(7)	$62.58	$—	$62.21	$—
Capacity revenue only (in millions)	$4	$7	$6	$13
Average fuel costs/MWh	$13.82	$13.42	$13.13	$13.14

(1)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007.

(2)
The equivalent availability factor is defined as the number of MWh the coal units are available to generate electricity divided by the product of the capacity of the coal units (in MW) and the number of hours in the period. Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The coal units are not available during periods of planned and unplanned maintenance.

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

Operating Revenues

        Operating revenues increased $67.4 million and $152.9 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006 primarily due to higher energy revenues. The increase in energy revenues was attributable to higher generation and higher average realized energy prices. Partially offsetting the year-to-date increase was an increase in unrealized losses in 2007 related to hedge contracts described below.

        Included in operating revenues were unrealized gains (losses) of $3.4 million and $1.1 million for the second quarters of 2007 and 2006, respectively, and $(18.3) million and $11.4 million for the six months ended June 30, 2007 and 2006, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. At June 30, 2007, unrealized losses of $10.8 million were recognized primarily from economic hedges related to subsequent periods. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

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

Operating Expenses

        Operating expenses increased $5.1 million and $28.5 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, depreciation and amortization, loss from disposal of assets, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $11.9 million and $27.3 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The 2007 increases were primarily attributable to higher coal consumption in 2007, as compared to 2006, resulting from higher generation.

        Midwest Generation sold excess SO2 emission allowances to an affiliate during the second quarter of 2007 and recorded a gain on the sale of $8.0 million.

        Plant operations expenses increased $11.3 million and $19.9 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The 2007 increases were primarily due to higher overhaul and planned maintenance costs in 2007, as compared to 2006.

        Loss from disposal of assets decreased $9.4 million and $9.7 million for the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006. The 2007 decreases were primarily due to a $10.9 million write-off of the estimated net book value of some major components that were replaced during the second quarter of 2006.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Interest and other income	$1,831	$745	$3,103	$1,584
Interest income from affiliate	28,749	28,235	57,496	56,470
Interest expense	(31,872)	(52,267)	(79,045)	(102,181)
Loss on early extinguishment of debt	(128,271)	—	(128,271)	—

Total other expense	$(129,563)	$(23,287)	$(146,717)	$(44,127)

        Interest expense decreased $20.4 million and $23.1 million for the second quarter of 2006 and six months ended June 30, 2007, respectively, compared to the corresponding periods of 2006, primarily due to repayment of debt in May 2007.

        Loss on early extinguishment of debt for the second quarter of 2007 and six months ended June 30, 2007 related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Provision (Benefit) For Income Taxes

        Midwest Generation had an effective income tax provision rate of 36.6% and 39.2% during the first six months of 2007 and 2006, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes.

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

Consolidated Cash Flow

        At June 30, 2007, Midwest Generation had cash and cash equivalents of $62.7 million, compared to $170.8 million at December 31, 2006. Net working capital at June 30, 2007 was $183.2 million, compared to $237.4 million at December 31, 2006. The decline in working capital was primarily the result of a decrease in net derivative assets largely driven by an increase in forward power prices and a decrease in cash and cash equivalents. Partially offsetting these decreases were an increase in receivables from affiliates including loans for margin deposits.

        Net cash provided by operating activities decreased $144.2 million in the first six months of 2007, compared to the first six months of 2006. The decrease was primarily due to timing of cash receipts and disbursements related to working capital items, described above, partially offset by higher profits in 2007.

        Net cash used in financing activities decreased $29.9 million in the first six months of 2007, compared to the first six months of 2006. In the first six months of 2007, Midwest Generation received a $1.4 billion contribution from its parent which was used to repay $1.3 billion of long-term debt. In addition, $106.8 million was paid for tender premiums and related fees. In addition, Midwest Generation paid a $295.2 million dividend to its parent. In the first six months of 2006, Midwest Generation made a $380.1 million distribution to its parent, repaid $286.7 million of long-term debt and borrowed $315 million under its working capital facility.

        Net cash used in investing activities increased $8.6 million in the first six months of 2007, compared to the first six months of 2006. The increase was primarily due to an increase in capital expenditures.

        Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations. As of June 30, 2007, $32.6 million had been utilized under the working capital facility.

Capital Expenditures

        At June 30, 2007, the estimated capital expenditures by Midwest Generation for July through December 2007 and for 2008 and 2009 were as follows:

	July through December 2007	2008	2009
	(in millions)
Plant capital expenditures	$11.5	$44.5	$26.5
Environmental expenditures	24.6	38.6	66.5

Total	$36.1	$83.1	$93.0

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

Credit Facility and Other Covenants

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At June 30, 2007, the debt to capitalization ratio was 0.24 to 1. During the six months ended June 30, 2007, Midwest Generation made distributions totaling $295 million. In July 2007, Midwest Generation made an additional distribution of $100 million.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at June 30, 2007, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME	B1	BB-	BB-
Midwest Generation	Baa3	BB+	BBB-
EMMT	Not Rated	BB-	Not Rated

        Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of June 30, 2007, $32.6 million was utilized under this facility.

        As of June 30, 2007, Midwest Generation had $68.4 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations and Contingencies

Contractual Obligations

Capital Improvements

        At June 30, 2007, Midwest Generation had firm commitments to spend approximately $28.9 million on capital expenditures during the remainder of 2007 and $23.9 million in 2008 primarily related to environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first six months of 2007. These additional commitments are currently estimated to be $5.9 million for the remainder of 2007, $105.8 million in 2008, $73.5 million in 2009, and $76.5 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first six months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These commitments are currently estimated to be $7.9 million for the remainder of 2007, $110.5 million for 2008, $75.2 million for 2009, and $76.7 million for 2010.

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

FERC Complaint—

        On March 16, 2007, the Office of the Attorney General for the State of Illinois filed a complaint at the FERC alleging that the prices resulting from the Illinois auction resulted in unjust and unreasonable rates under the Federal Power Act and that participating wholesale sellers in the Illinois auction had colluded and manipulated the results of the auction. All successful participants in the Illinois auction, including EMMT, were named as respondents. The Office of the Attorney General asked the FERC to order refunds and to revoke the respondents' market-based rate pricing authority. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to enacting legislation. See "Management's Overview—Illinois Settlement" for further discussion.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case, which remains pending.

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed construction projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The US EPA has invited Midwest Generation and Commonwealth Edison to meet with the US EPA by August 30, 2007 to discuss the alleged violations. Midwest Generation is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations or financial position.

Litigation

        Midwest Generation experiences other routine litigation in the normal course of its business. None of such pending routine litigation is expected to have a material adverse effect on Midwest Generation's consolidated financial position or results of operations.

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

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Environmental Matters and Regulations" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006 and the notes to the Consolidated Financial Statements set forth therein. There have been no other significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as follows:

Air Quality Regulation

Clean Air Act

        The Combined Pollutant Standard, filed on January 5, 2007 in the pending state rulemaking related to the Illinois SIP for the CAIR and previously reported as expected to become final in the spring of 2007, is currently expected to become final in the summer or early fall of 2007. The Illinois Pollution Control Board published a first notice order for the proposed Combined Pollutant Standard and CAIR rules on May 11, 2007. The written comment period, which follows the first notice order, expired on June 25, 2007. The Board published a second notice order on July 26, 2007. The second notice order marks the beginning of review by the Joint Committee on Administrative Rules, the final stage of rulemaking in Illinois.

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison with respect to alleged violations of the Clean Air Act and certain opacity and particulate matter standards. See "—Contractual Obligations and Contingencies—Contingencies—Potential Environmental Proceeding" for further discussion.

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

        On July 9, 2007, the US EPA published in the Federal Register a notice immediately suspending the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process in October 2007. Although the rule to be generated in the new rulemaking process could have a material impact on Midwest Generation's operations, its compliance criteria have not yet been finalized, and Midwest Generation cannot reasonably determine the financial impact at this time.

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

        In addition to prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units is expected to vary.

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

Hedging Strategy

        To reduce its exposure to market risk, Midwest Generation hedges a portion of its merchant portfolio risk through EMMT. To the extent that Midwest Generation does not hedge its merchant portfolio, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

  •
  the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities and power marketing companies,

  •
  full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services including the delivery of a bundled product including, but not limited to, energy, capacity and ancillary services, generally for a fixed unit price, and

  •
  participation in capacity auctions.

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

        Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for hedging transactions related to the Illinois Plants entered into by EMMT. Utilization of this credit facility in support of these hedging transactions provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. In addition, Midwest Generation is permitted to grant liens on its property in support of hedging transactions associated with the Illinois Plants. See "—Credit Risk" below.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2007 and 2006.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2007	2006
January	$35.75	$42.27
February	56.64	42.66
March	42.04	42.50
April	48.91	43.16
May	44.49	39.96
June	39.76	34.80

Six-Month Average	$44.60	$40.89

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2007:

2007	24-Hour Northern Illinois Hub Forward Energy Prices(1)
July	$45.87
August	50.61
September	37.31
October	36.18
November	38.48
December	44.63
2008 Calendar "strip"(2)	$46.09

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at June 30, 2007:

	2007	2008	2009
Energy Only Contracts(1)
MWh	8,250,150	10,837,600	2,048,000
Average price/MWh(2)	$48.07	$61.38	$60.00
Load Requirements Services Contracts
Estimated MWh(3)	4,071,803	5,613,433	1,631,859
Average price/MWh(4)	$64.35	$64.01	$63.65
Total estimated MWh	12,321,953	16,451,033	3,679,859

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at June 30, 2007 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

(4)
The average price per MWh under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but is not limited to, energy, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur charges from PJM as a load-serving entity. For these reasons, the average price per MWh under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per MWh under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM allows PJM to satisfy the region's need for generation capacity, which is then allocated among the load-serving entities through a locational reliability charge.

        The first RPM auction took place in April 2007 and resulted in a fixed price for Midwest Generation's capacity sold into the auction (included in PJM as "rest of market" location) of $40.80/MW per day for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in a fixed price for Midwest Generation's capacity sold into the auction of $111.92/MW per day for the period from June 1, 2008 through May 31, 2009. Subsequent auctions will be conducted in October 2007 and January 2008 to auction capacity for periods through May 2011.

        Midwest Generation entered into hedge transactions in advance of the RPM auctions with counterparties that are settled through PJM. In addition, the load service requirements contracts entered into by Midwest Generation with Commonwealth Edison include energy, capacity and ancillary services (sometimes referred to as a "bundled product"). Under PJM's business rules, Midwest Generation sells all of its available capacity (unit capacity less forced outages) into the RPM and is subject to a locational reliability charge for the load under these contracts. This means that the locational reliability charge generally offsets the related amounts sold in the RPM, which Midwest Generation presents net in the table below.

        The following table summarizes the status of capacity sales for Midwest Generation at July 27, 2007:

	July 1, 2007 to May 31, 2008	June 1, 2008 to May 31, 2009
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,625	3,283
Price per MW-day	$40.80	$111.92
Non-unit Specific Capacity Sales
MW	500	880
Price per MW-day	$21.29	$64.35

        Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Midwest Generation has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and new entry.

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

Coal Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at June 30, 2007 for the remainder of 2007 and the following three years.

	July through December 2007	2008	2009	2010
Amount of coal under contract in millions of tons(1)	9.2	14.6	11.7	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content), which is purchased for the Illinois Plants decreased during the first six months of 2007 from 2006 year-end prices due to continuing high stockpiles and oversupply of market. The price of PRB coal decreased from $9.90 per ton at December 15, 2006 to $9.15 per ton at June 29, 2007, as reported by the Energy Information Administration.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the second quarters of 2007 and 2006 and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Non-qualifying hedges	$3.9	$2.1	$(17.8)	$10.7
Ineffective portion of cash flow hedges	(0.5)	(1.0)	(0.5)	0.7

Total unrealized gains (losses)	$3.4	$1.1	$(18.3)	$11.4

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at June 30, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at June 30, 2007, which is the valuation date.

	June 30, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity	$6,438	$93,983

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of June 30, 2007 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$6,438	$25,257	$(18,819)	$—	$—

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 41% of Midwest Generation's consolidated operating revenues for the six months ended June 30, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula. For the six months ended June 30, 2007, a second customer accounted for 14% of Midwest Generation's consolidated operating revenues.

        Beginning in January 2007, Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 30% of Midwest Generation's consolidated operating revenues during the six months ended June 30, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in October 2006 and by Moody's in March 2007. Commonwealth Edison has stated that it would face possible bankruptcy if an electric rate freeze, which expired January 1, 2007, was re-introduced. In addition, the Illinois Attorney General and other parties have appeals pending before the Illinois Supreme Court pertaining to the Illinois Commerce Commission orders which authorized Commonwealth Edison and Ameren to procure power through a reverse auction process. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement is subject to enacting legislation. See "Management's Overview—Illinois Settlement" for further discussion. Midwest Generation is unable to predict the outcome of the appeals or whether legislation or other policy changes affecting utility rates or procurement practices will be enacted, and, if so, what effect these developments may have on Commonwealth Edison's performance under the load requirement services contracts.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding.

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Item 1. Business—Description of the Industry—Power Markets" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006 and "Item 1. Business—Regulatory Matters" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of its annual report on Form 10-K for the year ended December 31, 2006, except as follows:

Illinois Settlement

        Midwest Generation and EMMT, along with other power generation companies and utilities, have entered into a settlement agreement with the Illinois Attorney General. The settlement agreement is subject to enacting legislation. See "Management's Overview—Illinois Settlement" for further discussion.

PJM Matters

        As previously reported, on December 22, 2006, the FERC issued an order conditionally approving the RPM settlement subject to PJM making certain compliance filings. The compliance filings were made by PJM on January 22, 2007 and February 20, 2007, and accepted by the FERC on June 25, 2007 and July 11, 2007, respectively. On June 1, 2007, PJM implemented marginal losses for transmission for its competitive wholesale electric market. For further discussion regarding the RPM and recent auctions, see "—Commodity Price Risk—Capacity Price Risk." Midwest Generation is still evaluating the impact that marginal loss pricing in PJM will have on its results of operations, but continues to believe that it may reduce locational marginal prices for some of the Illinois Plants relative to the locational marginal prices for the benchmark location of Northern Illinois Hub.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed construction projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The US EPA has invited Midwest Generation and Commonwealth Edison to meet with the US EPA by August 30, 2007 to discuss the alleged violations. Midwest Generation is investigating the claims made by the US EPA in the NOV and potential responses and cannot predict at this time what effect this matter may have on its facilities, its results of operations or financial position.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Third Amended and Restated Credit Agreement, dated June 29, 2007, among Midwest
Generation, LLC and the Lenders referred to therein and JPMorgan Chase Bank,
N.A., as Administrative Agent for the Lenders and the Issuing Lenders party thereto.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC

By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	August 9, 2007

QuickLinks

TABLE OF CONTENTS
GLOSSARY
PART I
Financial Statements
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES