Form 10-Q
period 2007-09-30
MIDWEST GENERATION LLC
filed 2007-11-02
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

        Number of units outstanding of the registrant's Membership Interests as of November 2, 2007: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
Btu	British thermal units
CAIR	Clean Air Interstate Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CPS	Combined Pollutant Standard
Commonwealth Edison	Commonwealth Edison Company
DOJ	United States Department of Justice
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
ERP	enterprise resource planning
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
ISO	independent system operator
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model

ii

S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP	state implementation plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues from Marketing Affiliate	$448,551	$438,065	$1,213,670	$1,050,311
Operating Expenses
Fuel	116,764	121,078	310,520	287,532
Gain on sale of emission allowances	(4,081)	—	(12,055)	(8)
Plant operations	83,973	74,336	300,046	270,471
Depreciation and amortization	34,827	35,290	105,679	105,721
Loss (gain) from disposal of assets	5,054	(1,343)	5,570	8,839
Administrative and general	5,170	7,534	16,021	19,906

Total operating expenses	241,707	236,895	725,781	692,461

Operating income	206,844	201,170	487,889	357,850

Other Income (Expense)
Interest and other income	31,221	30,170	91,820	88,224
Interest expense	(18,160)	(51,227)	(97,205)	(153,408)
Loss on early extinguishment of debt	—	—	(128,271)	—

Total other expense	13,061	(21,057)	(133,656)	(65,184)

Income before income taxes	219,905	180,113	354,233	292,666
Provision for income taxes	84,588	69,818	133,754	113,953

Net Income	$135,317	$110,295	$220,479	$178,713

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$135,317	$110,295	$220,479	$178,713
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of prior service credit, net of tax expense of $93 for the nine months ended September 30, 2007	(122)	—	(270)	—
Amortization of actuarial loss, net of tax benefit of $80 for the nine months ended September 30, 2007	104	—	231	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(16,864) and $28,145 for the three months and $(46,681) and $114,915 for the nine months ended September 30, 2007 and 2006, respectively	(26,842)	41,870	(73,592)	178,353
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(3,069) and $3,887 for the three months and $(5,940) and $7,322 for the nine months ended September 30, 2007 and 2006, respectively	4,863	(5,388)	9,364	(11,366)

Other comprehensive income (loss)	(21,997)	36,482	(64,267)	166,987

Comprehensive Income	$113,320	$146,777	$156,212	$345,700

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$111,776	$170,755
Due from affiliates	136,829	104,666
Fuel inventory	61,416	64,900
Spare parts inventory	22,100	20,390
Loans to affiliate for margin deposits	27,845	43,450
Interest receivable from affiliate	27,832	56,097
Derivative assets	35,958	132,221
Deferred taxes	14,014	—
Other current assets	12,998	8,323

Total current assets	450,768	600,802

Property, Plant and Equipment	4,192,859	4,210,743
Less accumulated depreciation	1,059,073	990,409

Net property, plant and equipment	3,133,786	3,220,334

Notes receivable from affiliate	1,356,368	1,359,276
Deferred taxes	—	46,277
Long-term derivative assets	16,939	19,288
Other assets	16,289	37,593

Total Assets	$4,974,150	$5,283,570

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$5,802	$11,467
Book overdrafts	2,789	1,761
Accrued liabilities	92,781	82,953
Due to affiliates	54,808	21,522
Interest payable	16,721	57,072
Derivative liabilities	58,607	50,874
Deferred taxes	—	23,391
Current maturities of long-term obligations	—	3,450
Current portion of lease financing	118,267	110,956

Total current liabilities	349,775	363,446

Lease financing, net of current portion	911,538	1,029,805
Long-term obligations	—	1,326,096
Deferred taxes	55,204	—
Long-term derivative liabilities	31,460	6,652
Benefit plans and other long-term liabilities	179,554	176,933

Total Liabilities	1,527,531	2,902,932

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,772,253	2,862,485
Accumulated deficit	(309,044)	(529,524)
Accumulated other comprehensive income (loss)	(16,590)	47,677

Total Member's Equity	3,446,619	2,380,638

Total Liabilities and Member's Equity	$4,974,150	$5,283,570

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$220,479	$178,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,646	109,724
Loss on disposal of assets	5,570	8,839
Gain on sale of emission allowances	(12,055)	(8)
Deferred taxes	13,323	109,165
Loss on early extinguishment of debt	128,271	—
Decrease in due to/from affiliates	99,387	93,298
Decrease (increase) in inventory	1,774	(31,429)
Decrease in loans to affiliate for margin deposit	15,604	266,036
Decrease in interest receivable from affiliate	28,265	28,318
Increase in other current assets	(4,675)	(2,379)
Decrease (increase) in other assets	(494)	1,813
Increase (decrease) in accounts payable and other current liabilities	5,191	(1,264)
Decrease in interest payable	(40,351)	(456)
Decrease in other liabilities	(7,981)	(1,502)
Decrease (increase) in derivative assets and liabilities	26,183	(16,441)

Net cash provided by operating activities	590,137	742,427

Cash Flows From Financing Activities
Borrowing on long-term debt	230,000	395,000
Repayment of long-term debt	(1,559,546)	(537,588)
Capital contributions from parent	1,385,000	—
Capital distribution to parent	(475,232)	(380,134)
Repayment of capital lease obligation	(110,956)	(103,927)
Premium paid on extinguishment of debt and financing costs	(108,748)	—

Net cash used in financing activities	(639,482)	(626,649)

Cash Flows From Investing Activities
Capital expenditures	(28,614)	(21,822)
Proceeds from sale of assets	528	3,563
Proceeds from sale of emission allowances	15,544	8
Decrease in restricted cash	—	1,000
Repayment of loan to affiliate	2,908	2,740

Net cash used in investing activities	(9,634)	(14,511)

Net increase (decrease) in cash and cash equivalents	(58,979)	101,267
Cash and cash equivalents at beginning of period	170,755	124,118

Cash and cash equivalents at end of period	$111,776	$225,385

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Income Taxes

        Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the long-term state tax apportionment factors of the Edison International group. The amount on the balance sheet associated with this tax-allocation agreement totaled $41.7 million and $19.1 million at September 30, 2007 and December 31, 2006, respectively, included in due to affiliates.

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

Statement of Financial Accounting Standards No. 155—

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on Midwest Generation's consolidated financial statements for the nine months ended September 30, 2007.

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

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Midwest Generation is currently evaluating whether it will opt to report any current or future financial assets and liabilities at fair value and the impact, if adopted, on its consolidated financial statements, beginning January 1, 2008.

Note 2. Long-term Obligations

Early Extinguishment of Debt

        On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due May 15, 2017, $800 million of its 7.20% senior notes due May 15, 2019 and $700 million of its 7.625% senior notes due May 15, 2027. EME used a portion of the net proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility. Midwest Generation recorded a pre-tax loss of $128.3 million ($78.8 million after tax) on early extinguishment of debt during the second quarter of 2007.

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

        Midwest Generation intends to use its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation may also support its hedging activities by granting first or second priority liens to eligible hedge counterparties. As of September 30, 2007, $2.6 million had been utilized under the working capital facility.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2006	$52,867	$(5,190)	$47,677
Current period change	(64,228)	(39)	(64,267)

Balance at September 30, 2007	$(11,361)	$(5,229)	$(16,590)

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at September 30, 2007, included unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than the contract prices. The change from unrealized gains to unrealized losses during the nine months ended September 30, 2007 resulted from an increase in market prices for power.

        As Midwest Generation's hedged positions are realized, $8.6 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $7.8 million and $0.1 million during the third quarters of 2007 and 2006, respectively, and $8.3 million and $1.6 million during the nine months ended September 30, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in Midwest Generation's consolidated income statements.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $8.8 million to its pension plans in 2007. As of September 30, 2007, $7.3 million in contributions have been made. Midwest Generation continues to expect to contribute approximately $1.5 million to its pension plans in the last three months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of pension expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$3,076	$3,066	$9,229	$9,323
Interest cost	1,370	1,195	4,110	3,470
Expected return on plan assets	(1,273)	(975)	(3,821)	(2,933)
Amortization of prior service cost	57	87	173	261
Amortization of net actuarial gain	(40)	—	(122)	—

Total expense	$3,190	$3,373	$9,569	$10,121

Postretirement Benefits Other Than Pensions

        Midwest Generation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $427,000 to its postretirement benefits other than pensions in 2007. As of September 30, 2007, $320,000 in contributions have been made. Midwest Generation continues to expect to contribute $107,000 to its postretirement benefits other than pensions in the last three months of 2007. Expected contribution funding in 2007 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        Components of postretirement benefits expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$165	$161	$496	$483
Interest cost	382	344	1,147	1,031
Amortization of prior service credit	(178)	(178)	(536)	(536)
Amortization of net actuarial loss	144	165	433	497

Total expense	$513	$492	$1,540	$1,475

Note 5. Income Taxes

        Midwest Generation had an effective income tax provision rate of 37.8% and 38.9% for the nine months ended September 30, 2007 and 2006, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        The total amount of unrecognized tax benefits (excluding the effect of federal income taxes on unrecognized state tax benefits) was $11.7 million and $21.3 million as of September 30, 2007 and the date of adoption of FIN No. 48, respectively. The change results from tax positions taken for prior periods. None of the unrecognized tax benefits as of the date of adoption, if recognized, would affect the effective tax rate. The total amount of accrued interest and penalties was $1.4 million and $2.1 million as of September 30, 2007 and at the date of adoption, respectively.

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

Note 6. Commitments and Contingencies

Commitments

Capital Improvements

        At September 30, 2007, Midwest Generation had firm commitments to spend approximately $25.9 million on capital expenditures during the remainder of 2007 and $10.1 million in 2008, primarily related to environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first nine months of 2007. These additional commitments are currently estimated to be $14.9 million for the remainder of 2007, $105.8 million in 2008, $73.5 million in 2009, and $76.5 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These additional commitments are currently estimated to be $17.6 million for the remainder of 2007, $111.0 million for 2008, $75.6 million for 2009, and $77.1 million for 2010.

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

Guarantees and Indemnities

Tax Indemnity Agreement

        In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and previously the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of

EME entered into tax indemnity agreements. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities. In connection with the termination of the Collins Station lease in April 2004, Midwest Generation continues to have obligations under the tax indemnity agreement with the former lease equity investor.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement has a five-year term with an automatic renewal provision (subject to the right of either party to terminate). Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 208 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2007. Midwest Generation had recorded a $64.2 million liability at September 30, 2007 related to this matter.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

Settlement with Illinois Attorney General—

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

        On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement was subject to the passage of legislation which will, among other things, establish a new Illinois Power Agency to manage future power procurement for the Illinois regulated utilities, Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26, 2007, and was signed by the Governor of Illinois on August 28, 2007.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. The private class action lawsuits described below remain pending.

        Midwest Generation made a payment of $7.5 million in September 2007 and is obligated to make monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, Illinois imposes an electric rate freeze or an additional tax on generators.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        The Wexler case and the Schafer case have been consolidated into a single proceeding by the U.S. District Court for the Northern District of Illinois, Eastern Division. The defendants' motions to dismiss the case remain pending.

        Midwest Generation believes that EMMT's actions in regard to the Illinois auction were appropriate and lawful and intends to defend vigorously both of the matters described above. However, at this time Midwest Generation cannot predict the outcome of these matters.

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the effect this matter may have on its facilities, its results of operations or financial position.

        On August 13, 2007, Midwest Generation and Commonwealth Edison received a letter signed by several Chicago-based environmental action groups stating that, in light of the NOV, the groups are examining the possibility of filing a citizen suit against Midwest Generation and Commonwealth Edison based presumably on the same or similar theories advanced by the US EPA in the NOV.

        By letter dated August 8, 2007, Commonwealth Edison advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV. By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to Midwest Generation for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Midwest Generation and Commonwealth Edison are cooperating with one another in responding to the NOV.

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

        With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $3.4 million at September 30, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for environmental activity where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position. See "Note 10. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 7. Supplemental Statements of Cash Flows Information

	Nine Months Ended September 30
	2007	2006
	(in thousands)
Cash paid (received)
Interest	$135,255	$149,837
Income taxes	(3,250)	—

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2006, and as compared to the third quarter of 2006 and nine months ended September 30, 2006. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

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

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the quarter and nine months ended September 30, 2007 was $135.3 million and $220.5 million, respectively, compared to $110.3 million and $178.7 million, for the quarter and nine months ended September 30, 2006, respectively. The increase in third quarter earnings was primarily attributable to lower interest expense due to the repayment of debt in May 2007 and higher energy margin, partially offset by a $7.5 million payment during the third quarter of 2007 related to the settlement agreement with the Illinois Attorney General. The increase in year-to-date earnings was primarily attributable to higher energy revenues resulting from higher generation and average realized prices, and lower interest expense. Partially offsetting these increases were higher planned maintenance costs and a $7.5 million payment during the third quarter of 2007 as described above. Earnings for 2007 were also adversely affected due to the timing of unrealized gains and losses related to hedge contracts as described further in "Results of Operations—Operating Revenues."

PJM Reliability Pricing Model

        During 2007, PJM completed capacity auctions under the PJM RPM for periods through May 31, 2010. EMMT participated in each auction which sold forward significant capacity at prices from $40.80 per MW-day to $111.92 per MW-day. The increase in capacity prices determined through the PJM RPM reflected the auction design to encourage increased capacity resources to meet projected demand. As a result of these auctions, capacity revenues are expected to increase significantly through May 31, 2010 as compared to the amounts realized previously. For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Illinois Settlement

        On July 24, 2007, Midwest Generation and its affiliate EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General that subsequently resulted in legislation that was signed by the Governor of Illinois. The legislation established a new Illinois Power Agency to manage future power procurement for the Illinois regulated utilities, Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. See "Settlement with Illinois Attorney General" under "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Contingencies" for further discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues (in millions)	$449	$438	$1,214	$1,050
Statistics – Coal-Fired Generation
Generation (in GWh)
Energy only contracts	6,298	8,429	17,441	21,167
Load requirements services contracts(1)	2,115	—	5,728	—

Total	8,413	8,429	23,169	21,167
Aggregate plant performance
Equivalent availability(2)	86.6%	89.6%	78.7%	80.9%
Capacity factor(3)	67.9%	68.0%	63.0%	57.6%
Load factor(4)	78.4%	75.9%	80.1%	71.2%
Forced outage rate(5)	8.6%	7.0%	7.0%	5.7%
Average realized price/MWh
Energy only contracts(6)	$48.15	$50.06	$48.73	$47.53
Load requirements services contracts(7)	$65.27	$—	$63.34	$—
Capacity revenue only (in millions)	$11	$7	$17	$20
Average fuel costs/MWh	$13.88	$14.12	$13.40	$13.53

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

Operating Revenues

        Operating revenues increased $10.5 million and $163.4 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006, primarily due to higher energy revenues. The increase in energy revenues was attributable to higher generation and higher average realized energy prices, partially offset by the timing of unrealized gains and losses related to hedge contracts as described below.

        Included in operating revenues were unrealized gains (losses) of $(7.8) million and $5.1 million for the third quarters of 2007 and 2006, respectively, and $(26.2) million and $16.5 million for the nine months ended September 30, 2007 and 2006, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. At September 30, 2007, unrealized losses of $18.7 million were recognized primarily from economic hedges and from the ineffective portion of cash flow hedges related to subsequent periods. The ineffective portion of hedge contracts at the Illinois Plants was primarily attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

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

Operating Expenses

        Operating expenses increased $4.8 million and $33.3 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, depreciation and amortization, gain (loss) from disposal of assets, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses decreased $4.3 million and increased $23.0 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The third quarter decrease was attributable to lower NOX emission allowance costs, as compared to 2006. The year-to-date increase was primarily attributable to higher coal consumption in 2007, as compared to 2006, resulting from higher generation.

        Gain on the sale of emission allowances was $4.1 million and $12.1 million for the third quarter of 2007 and nine months ended September 30, 2007. Midwest Generation sold excess SO2 emission allowances to an affiliate during the second and third quarters of 2007. During 2006, Midwest Generation did not sell its excess SO2 emission allowances to its affiliate until the fourth quarter, which resulted in gains of $14.3 million.

        Plant operations expenses increased $9.6 million and $29.6 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The third quarter increase was primarily attributable to the $7.5 million payment made related to the settlement agreement with the Illinois Attorney General. The year-to-date increase was primarily attributable to higher overhaul and planned maintenance costs in 2007, as compared to 2006.

        Loss from disposal of assets was $5.1 million and $5.6 million for the third quarter of 2007 and nine months ended September 30, 2007, respectively. The losses were primarily due to the write-off of the net book value of certain equipment at the Powerton and Joliet Stations. Loss from disposal of assets was $8.8 million for the nine months ended September 30, 2006, which was primarily due to the $10.9 million write-off of the estimated net book value of some major components that were replaced during the second quarter of 2006.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Interest and other income	$2,362	$824	$5,465	$2,407
Interest income from affiliates	28,859	29,346	86,355	85,817
Interest expense	(18,160)	(51,227)	(97,205)	(153,408)
Loss on early extinguishment of debt	—	—	(128,271)	—

Total other expense	$13,061	$(21,057)	$(133,656)	$(65,184)

        Interest expense decreased $33.1 million and $56.2 million for the third quarter of 2006 and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006, primarily due to repayment of debt in May 2007.

        Loss on early extinguishment of debt for the nine months ended September 30, 2007 related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 37.8% and 38.9% during the first nine months of 2007 and 2006, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Consolidated Cash Flow

        At September 30, 2007, Midwest Generation had cash and cash equivalents of $111.8 million, compared to $170.8 million at December 31, 2006. Net working capital at September 30, 2007 was $101.0 million, compared to $237.4 million at December 31, 2006. The decline in working capital was primarily the result of a decrease in net derivative assets, largely driven by an increase in forward prices, a decrease in net receivables from affiliates, including loans for margin deposits, and a decrease in cash and cash equivalents. Partially offsetting these decreases were an increase in net deferred tax assets and a decrease in interest payable.

        Net cash provided by operating activities decreased $152.3 million in the first nine months of 2007, compared to the first nine months of 2006. The decrease was primarily due to the timing of cash receipts and disbursements related to working capital items as described above, partially offset by higher net income in 2007.

        Net cash used in financing activities increased $12.8 million in the first nine months of 2007, compared to the first nine months of 2006. In the first nine months of 2007, Midwest Generation received a $1.4 billion contribution from its parent which was used to repay $1.3 billion of long-term debt and tender premiums and related fees of $106.8 million. In addition, Midwest Generation made distributions of $475.2 million to its parent from cash generated from operations. In the first nine months of 2006, Midwest Generation made a $380.1 million distribution to its parent, repaid $537.6 million of long-term debt and borrowed $395 million under its working capital facility.

        Net cash used in investing activities decreased $4.9 million in the first nine months of 2007, compared to the first nine months of 2006. The decrease was primarily due to an increase in proceeds from the sale of emission allowances, offset by an increase in capital expenditures.

        Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations. As of September 30, 2007, $2.6 million had been utilized under the working capital facility.

Capital Expenditures

        At September 30, 2007, the estimated capital expenditures by Midwest Generation for October through December 2007 and for 2008 and 2009 were as follows:

	October through December 2007	2008	2009
	(in millions)
Plant capital expenditures	$11.6	$44.5	$26.4
Environmental expenditures	18.8	38.6	66.5

Total	$30.4	$83.1	$92.9

        Plant capital expenditures relate to non-environmental projects such as upgrades to dust collection/mitigation systems and mill inerting projects. Environmental expenditures relate to various projects to achieve specified emissions reductions such as installation of mercury controls. Midwest Generation plans to finance these expenditures with its working capital facility, cash on hand or cash generated from operations. See further discussion regarding these and possible additional capital expenditures under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2006.

Credit Facility and Other Covenants

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At September 30, 2007, the debt to capitalization ratio was 0.23 to 1. During the nine months ended September 30, 2007, Midwest Generation made distributions totaling $475.2 million. In October 2007, Midwest Generation made an additional distribution of $115 million.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at September 30, 2007, were as follows:

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

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of September 30, 2007, $2.6 million was utilized under this facility.

        As of September 30, 2007, Midwest Generation had $27.8 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations and Contingencies

Contractual Obligations

Capital Improvements

        At September 30, 2007, Midwest Generation had firm commitments to spend approximately $25.9 million on capital expenditures during the remainder of 2007 and $10.1 million in 2008, primarily related to environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        Midwest Generation has entered into additional fuel purchase commitments during the first nine months of 2007. These additional commitments are currently estimated to be $14.9 million for the remainder of 2007, $105.8 million in 2008, $73.5 million in 2009, and $76.5 million in 2010.

Coal Transportation Agreements

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation's commitments under this contract are based on actual coal purchases from the PRB. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. The increase in transportation commitments entered into during the first nine months of 2007 relates to additional volumes of fuel purchases using the terms of existing transportation agreements. These additional commitments are currently estimated to be $17.6 million for the remainder of 2007, $111.0 million for 2008, $75.6 million for 2009, and $77.1 million for 2010.

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

Settlement with Illinois Attorney General—

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

        On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. The settlement was subject to the passage of legislation which will, among other things, establish a new Illinois Power Agency to manage future power procurement for the Illinois regulated utilities, Commonwealth Edison and Ameren (beginning with the planning year June 1, 2009 through May 31, 2010). The settlement legislation was passed by the Illinois legislature on July 26, 2007, and was signed by the Governor of Illinois on August 28, 2007.

        As part of the settlement, Midwest Generation has agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. The private class action lawsuits described below remain pending.

        Midwest Generation made a payment of $7.5 million in September 2007 and is obligated to make monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, Illinois imposes an electric rate freeze or an additional tax on generators.

Class Action Lawsuits—

        On April 4, 2007, EMMT was served with a complaint filed in the Circuit Court of Cook County, Illinois, by Saul R. Wexler, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        On March 30, 2007, David Schafer, Tim Perry, Pat Martin and Michael Murray, individually and on behalf of an alleged class of similarly situated electric ratepayers in Illinois, filed a complaint in the Circuit Court of Cook County, Illinois, against Commonwealth Edison, Ameren, and all of the successful participants in the Illinois auction, including EMMT. EMMT has not been formally served in the case. The lawsuit alleges that the defendants, including EMMT, colluded and conspired to manipulate the auction results by price-fixing. The lawsuit seeks unspecified damages. On April 26, 2007, the defendants transferred the complaint to the U.S. District Court for the Northern District of Illinois, Eastern Division. On June 4, 2007, the defendants filed a motion to dismiss the case.

        The Wexler case and the Schafer case have been consolidated into a single proceeding by the U.S. District Court for the Northern District of Illinois, Eastern Division. The defendants' motions to dismiss the case remain pending.

        Midwest Generation believes that EMMT's actions in regard to the Illinois auction were appropriate and lawful and intends to defend vigorously both of the matters described above. However, at this time Midwest Generation cannot predict the outcome of these matters.

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the effect this matter may have on its facilities, its results of operations or financial position.

        On August 13, 2007, Midwest Generation and Commonwealth Edison received a letter signed by several Chicago-based environmental action groups stating that, in light of the NOV, the groups are examining the possibility of filing a citizen suit against Midwest Generation and Commonwealth Edison based presumably on the same or similar theories advanced by the US EPA in the NOV.

        By letter dated August 8, 2007, Commonwealth Edison advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV. By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to Midwest Generation for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Midwest Generation and Commonwealth Edison are cooperating with one another in responding to the NOV.

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

Air Quality Regulation

Clean Air Act

        On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in rule language, called the CPS, and Midwest Generation's obligations under the agreement were conditioned upon the formal adoption of the CPS as an Illinois rule. On January 5, 2007, the Illinois EPA and Midwest Generation jointly filed the CPS in the pending state rulemaking related to the Illinois SIP for the CAIR. The CPS was approved by the Joint Committee on Administrative Rules on August 14, 2007, and became final upon publication in the Illinois Register, which took place on September 7, 2007. It is now pending approval by the US EPA as part of the SIP. Midwest Generation believes that the CPS will provide greater predictability of the timing and amount of emissions reductions which will be required of the Illinois Plants for these pollutants through 2018.

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison with respect to alleged violations of the Clean Air Act and certain opacity and particulate matter standards. See "—Contractual Obligations and Contingencies—Contingencies—Potential Environmental Proceeding" for further discussion.

Water Quality Regulation

        On July 9, 2007, the US EPA published in the Federal Register a notice immediately suspending the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. EME had begun to collect impingement and entrainment data at its potentially affected Midwest Generation facilities in Illinois to begin the process of determining what corrective actions might need to be taken under the previous rule, and those activities are continuing. Although the rule to be generated in the new rulemaking process could have a material impact on Midwest Generation's operations, its compliance criteria have not yet been finalized, and Midwest Generation cannot reasonably determine the financial impact at this time.

        On October 26, 2007, the Illinois Environmental Protection Agency filed a proposed rule with the Illinois Pollution Control Board (PCB) that would establish new, more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. Midwest Generation's Fisk, Crawford, Joliet and Will County stations all use water from the affected waterways for cooling purposes and the rule is expected to affect the manner in which those stations use water for station cooling.

        The proposed rule will be the subject of an administrative proceeding before the Illinois PCB and must be approved by the Illinois PCB and the Illinois Joint Committee on Administrative Rules. Following state adoption and approval, the US EPA also must approve the rule. Midwest Generation intends to participate as a party in those proceedings and in any subsequent appellate proceedings. At this time, it is not possible to predict the final form of the rule, how it would impact the operation of the affected stations, or the possible compliance costs or liability.

Climate Change

        On April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act and that it has a duty to (i) determine whether greenhouse gas emissions of new motor vehicles contribute to climate change or

(ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the Clean Air Act related to emissions of motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. The US EPA has recently announced that it plans to propose regulations to address carbon dioxide emissions as part of the Clean Air Act's New Source Review program. Even in the absence of federal regulation, states may begin to take into account carbon dioxide emissions when considering permits to construct or modify significant sources of such emissions. Midwest Generation also believes that the Court's Massachusetts decision may spur additional congressional action to require reductions of greenhouse gas emissions by all material sources, including electric generators.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2007 and 2006.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2007	2006
January	$35.75	$42.27
February	56.64	42.66
March	42.04	42.50
April	48.91	43.16
May	44.49	39.96
June	39.76	34.80
July	43.40	51.82
August	57.97	54.76
September	39.68	31.87

Nine-Month Average	$45.40	$42.64

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2007:

2007	24-Hour Northern Illinois Hub Forward Energy Prices(1)
October	$37.76
November	36.60
December	42.36
2008 Calendar "strip"(2)	$46.80
2009 Calendar "strip"(2)	$48.70

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at September 30, 2007:

	2007	2008	2009	2010
Energy Only Contracts(1)
MWh	4,131,750	10,837,600	7,487,490	3,471,950
Average price/MWh(2)	$48.18	$61.36	$62.28	$62.62
Load Requirements Services Contracts
Estimated MWh(3)	1,862,231	5,613,433	1,631,859	—
Average price/MWh(4)	$63.63	$64.01	$63.65	$—
Total estimated MWh	5,993,981	16,451,033	9,119,349	3,471,950

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at September 30, 2007 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

        The first RPM auction took place in April 2007 and resulted in a fixed price for Midwest Generation's capacity sold into the auction (included in PJM as "rest of market" location) of $40.80/MW per day for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in a fixed price for Midwest Generation's capacity sold into the auction of $111.92/MW per day for the period from June 1, 2008 through May 31, 2009. In October 2007, the third auction took place for the period from June 1, 2009 through May 31, 2010 and resulted in a fixed price for Midwest Generation's net capacity sold of 4,614 MW into the auction of $102.04/MW per day. A subsequent auction will be conducted in January 2008 to auction capacity for the period from June 1, 2010 through May 31, 2011.

        Midwest Generation entered into hedge transactions in advance of the RPM auctions with counterparties that are settled through PJM. In October 2007, Midwest Generation sold 715 MW of capacity at a fixed price of $71.46/MW per day for the period from June 1, 2009 through May 31, 2010. In addition, the load service requirements contracts entered into by Midwest Generation with

Commonwealth Edison include energy, capacity and ancillary services (sometimes referred to as a "bundled product"). Under PJM's business rules, Midwest Generation sells all of its available capacity (unit capacity less forced outages) into the RPM and is subject to a locational reliability charge for the load under these contracts. This means that the locational reliability charge generally offsets the related amounts sold in the RPM, which Midwest Generation presents net in the table below.

        The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2007:

	October 1, 2007 to May 31, 2008	June 1, 2008 to May 31, 2009
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,596	3,283
Price per MW-day	$40.80	$111.92
Non-unit Specific Capacity Sales
MW	500	880
Price per MW-day	$21.31	$64.35

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

Effective June 1, 2007, PJM implemented marginal losses which adjusts the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants, although the implementation of marginal losses on June 1, 2007 has lowered energy prices at the Illinois Plants busbars.

Coal and Transportation Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at September 30, 2007 for the remainder of 2007 and the following three years.

	October through December 2007	2008	2009	2010
Amount of coal under contract in millions of tons(1)	5.0	14.6	11.7	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. The price of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased to $10.55 per ton at September 28, 2007 from $9.90 per ton at December 15, 2006, as reported by the Energy Information Administration. The 2007 fluctuations in PRB coal prices were in line with normal market price volatility.

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation is exposed to price risk related to higher transportation rates after the expiration of its existing transportation contracts. Current transportation rates for PRB coal are higher than the existing rates under contract (transportation costs are more than 50% of the delivered cost of PRB coal to the Illinois Plants).

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the third quarters of 2007 and 2006 and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Non-qualifying hedges	$(0.4)	$3.9	$(18.3)	$14.6
Ineffective portion of cash flow hedges	(7.4)	1.2	(7.9)	1.9

Total unrealized gains (losses)	$(7.8)	$5.1	$(26.2)	$16.5

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at September 30, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at September 30, 2007, which is the valuation date.

	September 30, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity	$(37,170)	$93,983

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of September 30, 2007 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(37,170)	$(22,649)	$(14,521)	$—	$—

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 47% of Midwest Generation's consolidated operating revenues for the nine months ended September 30, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        Beginning in January 2007, Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 30% of Midwest Generation's consolidated operating revenues during the nine months ended September 30, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in October 2006 and by Moody's in March 2007. For the nine months ended September 30, 2007, a third customer accounted for 10% of Midwest Generation's consolidated operating revenues.

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

Illinois Auction Challenges

        Legal actions, including a complaint at the FERC by the Illinois Attorney General and two class action lawsuits, have been instituted against successful participants in the 2006 Illinois power procurement auction, including EMMT. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement with the Illinois Attorney General. Enacting legislation for the settlement was signed on August 28, 2007. As part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts have been dismissed. The class actions have been consolidated and motions to dismiss are pending. For further discussion, see "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Contingencies—Challenges of Illinois Power Procurement Auction Results."

PJM Matters

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

Changes in Internal Control Over Financial Reporting

        There were changes as described below in Midwest Generation's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

        During the third quarter of 2007, Midwest Generation implemented a series of SAP ERP modules, including a new general ledger and chart of accounts and new consolidation, reporting, and accounts payable. In addition, procurement and materials management systems were implemented for the Illinois Plants. Midwest Generation's human resources module will be implemented in 2008 as part of Edison International's ERP implementation. The introduction of these ERP modules and the related workflow capabilities resulted in changes to Midwest Generation's financial reporting controls and procedures, with such changes identified during the implementation of the ERP modules. Therefore, as appropriate, Midwest Generation is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in Midwest Generation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Potential Environmental Proceeding

        On July 31, 2007, the US EPA issued a NOV to Midwest Generation and Commonwealth Edison. In the NOV, the US EPA alleges that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install Best Available Control Technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the effect this matter may have on its facilities, its results of operations or financial position.

        On August 13, 2007, Midwest Generation and Commonwealth Edison received a letter signed by several Chicago-based environmental action groups stating that, in light of the NOV, the groups are examining the possibility of filing a citizen suit against Midwest Generation and Commonwealth Edison based presumably on the same or similar theories advanced by the US EPA in the NOV.

        By letter dated August 8, 2007, Commonwealth Edison advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV. By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to Midwest Generation for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Midwest Generation and Commonwealth Edison are cooperating with one another in responding to the NOV.

FERC Notice Regarding Investigatory Proceeding against EMMT

        In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the Energy Policy Act of 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with all applicable laws and regulations and intends to contest vigorously any allegation of violation.

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

MIDWEST GENERATION, LLC

By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	November 2, 2007

QuickLinks

TABLE OF CONTENTS
GLOSSARY
  PART I – FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Management's Overview
  Critical Accounting Policies
  RESULTS OF OPERATIONS
  Capital Expenditures
  Credit Facility and Other Covenants
  Powerton-Joliet Lease Payments
  Credit Ratings
  Contractual Obligations and Contingencies
  Off-Balance Sheet Transactions
  Environmental Matters and Regulations
  Commodity Price Risk
  Accounting for Energy Contracts
  Derivative Financial Instruments
  Credit Risk
  Interest Rate Risk
  Regulatory Matters
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES