Form 10-K
period 2007-12-31
MIDWEST GENERATION LLC
filed 2008-02-27
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

       Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2007: $0. Number of units outstanding of the registrant's Membership Interests as of February 27, 2008: 100 units (all units held by an affiliate of the registrant).

       The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
ARO	asset retirement obligations
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
DOJ	United States Department of Justice
EIA	Energy Information Administration
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
EPAct 2005	Energy Policy Act of 2005
ERP	enterprise resource planning
EWG(s)	exempt wholesale generator(s)
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
FIN No. 48	Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
Fitch	Fitch Ratings
FPA	Federal Power Act
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
ISO(s)	independent system operator(s)
kV	kilovolt
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator

ii

MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NERC	North American Electric Reliability Corporation
NLRB	National Labor Relations Board
NOV	Notice of Violation
NOX	nitrogen oxide
NSR	New Source Review
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PUHCA 1935	Public Utility Holding Company Act of 1935 (as amended)
PUHCA 2005	Public Utility Holding Company Act of 2005
RPM	reliability pricing model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SECA(s)	Seams Elimination Cost Adjustment(s)
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 155	Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 158	Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans"
SFAS No. 159	Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115"
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I

ITEM 1.    BUSINESS

The Company

       Midwest Generation was formed on July 12, 1999 as a Delaware limited liability company with Edison Mission Midwest Holdings Co. as the sole owner. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison, which are referred to as the Illinois Plants. Midwest Generation acquired the Illinois Plants on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items, including but not limited to taxes, rents and fees.

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

       As of December 31, 2007, Midwest Generation operated 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•
six coal-fired generating plants consisting of 5,471 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 305 MW.

       Midwest Generation has a contract with EMMT, an EME subsidiary engaged in the power marketing and trading business, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. Midwest Generation has a revolving credit agreement with EMMT in order to make revolving loans to, or have letters of credit issued on behalf of, EMMT, to provide credit support for forward contracts. EMMT also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf.

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

       EME and Edison International are each registered with the Securities and Exchange Commission and have financial statements that are filed in accordance with rules enacted by the Securities and Exchange

Commission. For more information regarding each of these companies, see their respective annual reports on Form 10-K for the year ended December 31, 2007.

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

•
environmental laws and regulations, at both the state and federal levels, that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

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

       Certain of the risk factors listed above are discussed in more detail in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures." Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this annual report. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

Description of the Industry

Industry Overview

       Historically, utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. However, the United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant deregulation over the last three decades, which has led to increased competition. Most recently, through EPAct 2005, Congress recognized that a significant market for electric power produced by independent power producers, such as Midwest Generation, has developed in the United States and indicating that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the developments discussed above, the FERC has encouraged the formation of ISOs and RTOs. In those areas where ISOs and RTOs have been formed, market participants have expanded access to transmission service. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

       In various regional markets, electricity market administrators have acknowledged that the markets for generating capacity do not provide sufficient revenues to enable existing merchant generators to recover all of their costs or to encourage new generating capacity to be constructed. Capacity auctions have been implemented in some markets, including PJM, to address this issue. This approach is currently expected to provide significant additional capacity revenues for independent power producers.

Power Markets

       Energy generated at the Illinois Plants after their acquisition in 1999 was sold under three power purchase agreements between Midwest Generation and Exelon Generation under which Exelon Generation was obligated to make capacity payments for the plants under contract and energy payments for the energy produced by the Illinois Plants and taken by Exelon Generation. The power purchase agreements began on December 15, 1999, and all had been terminated by December 31, 2004.

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

       PJM originally covered Pennsylvania, New Jersey, and Maryland, and now extends from North Carolina to Illinois. PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. PJM requires all load-serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load-serving entities and generators, such as Midwest Generation, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis.

       On April 1, 2005, the MISO commenced operation, linking portions of Illinois, Wisconsin, Indiana, Michigan, and Ohio, as well as other states in the region. In the MISO, there is a bilateral market and day-ahead and real-time markets based on locational marginal pricing similar to that of PJM. Its opening has further facilitated transparency of prices and provided additional market liquidity to support risk management strategies.

       For a discussion of the market risks related to Midwest Generation's sale of electricity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

Competition

       Midwest Generation is subject to intense competition from energy marketers, utilities, industrial companies, financial institutions, and other independent power producers. Some of Midwest Generation's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments. These companies may also have competitive advantages as a result of their scale and the location of their generation facilities.

       For a number of years, natural gas had been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities continue to be an important part of the nation's generation portfolio, some regulated utilities are constructing units powered by renewable resources, often with subsidies or under legislative mandate. New environmental regulations, particularly those that limit emissions of carbon dioxide and other greenhouse gases by electric generators, could put coal-fired plants at a disadvantage compared with plants utilizing other fuels.

Facilities Overview

The Crawford Station

       The Crawford Station is a 532 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Crawford Station occupies approximately 72 acres, inclusive of the switchyard. The operating units are referred to as Units 7 and 8 and began operations in 1958 and 1961, respectively.

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

The Joliet Station

       The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on an approximately 467-acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the leveraged lease transaction described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the Des Plaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,036 MW. The Joliet Station burns Southern PRB coal which is shipped by rail. With the completion of a new rail spur in early 2003, direct deliveries are received from the Union Pacific Railroad. Natural gas is delivered for the boilers as a startup and stabilizing fuel by Nicor Gas Company under a delivery contract.

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

The Waukegan Station

       The Waukegan Station is a 689 MW coal-fired power plant located in Waukegan, Lake County, Illinois, on Lake Michigan. The Waukegan Station occupies approximately 194 acres, inclusive of the switchyard. The operating units comprising the Waukegan Station are referred to as Units 7 and 8 and began operations in 1958 and 1962, respectively. Midwest Generation shut down permanently Unit 6, representing 100 MW of capacity, on December 21, 2007.

       Unit 7 utilizes oil or natural gas and Unit 8 utilizes natural gas for ignition and startup. The Waukegan Station burns Southern PRB coal, which is shipped by rail by the Union Pacific Railroad.

The Will County Station

       The Will County Station is a 1,060 MW coal-fired power plant located in Romeoville, Will County, Illinois. The Will County Station is located on approximately 215 acres, inclusive of the switchyard. The operating units comprising the Will County Station are referred to as Units 1, 2, 3 and 4 and began operations between 1955 and 1963. Beginning in January 2003, operations at Units 1 and 2, representing 310 MW of capacity, were suspended pending improvement in market conditions. In late 2004, both units were returned to service. Midwest Generation has agreed with the Illinois EPA to shut down permanently Units 1 and 2 on or before December 31, 2010.

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

Transmission

       Station units at Will County, Crawford, Waukegan, and Joliet Unit 6 are connected to Commonwealth Edison's 138 kV transmission systems. The Fisk Station is connected via various circuit breakers and transformers to transmission substations. The Joliet Units 7 and 8, subject to the leveraged lease transactions, and the two Powerton units deliver their power into Commonwealth Edison's 345kV transmission system. Prior to May 1, 2004, sales of power produced by Midwest Generation required using transmission that had to be obtained from Commonwealth Edison. As mentioned previously, the Illinois Plants are generally dispatched into the PJM market. Sales may also be made from PJM into the MISO, where there is a single rate for transmission.

Significant Customer

       In the past three fiscal years, Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 49%, 67% and 75% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

       Beginning in January 2007, Midwest Generation derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 30% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2007.

Fuel Supply

       Coal is used to fuel 5,471 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern PRB of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 16 million to 20 million tons.

       All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. As of December 31, 2007, Midwest Generation leased approximately 4,000 railcars to transport the coal from the mines to the generating stations and the leases have remaining terms that range from less than one year to 12 years, with options to extend the leases or purchase some railcars at the end of the lease terms. The coal is transported nearly 1,200 miles from the mines to the Illinois Plants.

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

Emission Allowances

       Certain state and federal environmental laws require power plant operators to hold or obtain emission allowances equal, on an annual basis, to their plants' emissions of SO2 and, on a seasonal basis, to their plants' emissions of NOX. Emission allowances were acquired as part of the acquisition of the Illinois Plants. Additional emission allowances are purchased by Midwest Generation when operations make this necessary and are sold by Midwest Generation when it has more than needed for planned levels of operation.

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

Regulatory Matters

General

       Midwest Generation's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operation of a power plant and the ownership of a power plant. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning, land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals. In addition, Midwest Generation is subject to the market rules, procedures, and protocols of the markets in which it participates.

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

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to interstate wholesale sales and transmission of electric energy (other than transmission that is "bundled" with retail sales) under the FPA and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing additional exemptions from PUHCA 1935 for EWGs, such as Midwest Generation.

The Energy Policy Act of 2005

       A comprehensive energy bill was enacted in August 2005. Known as "EPAct 2005," this comprehensive legislation included provisions for the repeal of PUHCA 1935, amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA), merger review reform, the introduction of new regulations regarding transmission operation improvements, FERC authority to impose civil penalties for violation of its regulations, transmission rate reform and incentives for various generation technologies. The FERC finalized rules to implement the congressionally mandated repeal of PUHCA 1935, effective February 8, 2006, and the enactment of PUHCA 2005. PUHCA 2005 is primarily a "books and records access" statute and does not give the FERC any new substantive authority under the FPA or Natural Gas Act. The FERC has also issued final rules to implement the electric company merger and acquisition provisions of EPAct 2005.

       On July 20, 2006, the FERC certified the NERC as its Electric Reliability Organization to establish and enforce reliability standards for the bulk power system. On March 16, 2007, the FERC issued a final rule approving 83 reliability standards proposed by the NERC. The final rule became effective, and compliance with these standards became mandatory, on June 18, 2007. Midwest Generation believes it has taken all steps to be compliant with current NERC reliability standards that apply to generators.

Federal Power Act

       The FPA grants the FERC exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. This jurisdiction allows the FERC to revoke or modify previously approved rates after notice and opportunity for hearing. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based.

       EWGs certified in accordance with the FERC's rules under PUHCA 2005 and other non-qualifying facility independent power projects are subject to the FPA and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to charge market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. On November 9, 1999, the FERC issued an order determining that, based on the facts stated in Midwest Generation's application, Midwest Generation is an EWG.

       Midwest Generation is authorized by the FERC to make wholesale market sales of power at market-based rates and is subject to the FERC ratemaking regulation under the FPA. The FERC's order, as is customary with market-based rate schedules, reserves the right to revoke Midwest Generation's market-based rate authority on a prospective basis if it is subsequently determined that Midwest Generation or any of its affiliates possess excessive market power. If the FERC were to revoke Midwest Generation's market-based rate authority, it would be necessary for Midwest Generation to file, and obtain the FERC's acceptance of, its rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject Midwest Generation to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules. If Midwest Generation were to lose its EWG status, defaults under the covenants in Midwest Generation's agreements could be triggered.

       The FPA grants the FERC jurisdiction over the sale or transfer of jurisdictional assets, including wholesale power sales contracts and generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. In granting authority to make sales at market-based rates, the FERC typically also grants blanket approval for certain obligations, such as those related to the issuance of securities. However, dispositions of Midwest Generation's jurisdictional assets or certain types of financing arrangements may require FERC approval.

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

       During the transition period that ran until the end of 2006, customers that switched to alternative retail electric suppliers or electric utilities serving retail customers outside their service areas could be required to pay transition charges, also known as "stranded cost" charges, to compensate the utilities that previously supplied these customers for past investments, including investments in generating plants. The Illinois Electric Law called for these transition charges to end no later than December 31, 2006.

Illinois Power Procurement

Prior Auction Rules

       In February 2005, Commonwealth Edison and the Ameren Illinois utilities filed tariffs at the Illinois Commerce Commission proposing the adoption of what is known as a New Jersey style full requirement auction process for the procurement of power for the utilities' bundled customers beginning January 1, 2007. The Illinois Commerce Commission unanimously approved the competitive auction process on January 24, 2006.

       In September 2006, the first Illinois power procurement auction was held according to the rules approved by the Illinois Commerce Commission. Through the auction, EMMT entered into two load requirements service contracts. Under the terms of these agreements, Midwest Generation is delivering, through EMMT, electricity, capacity and specified ancillary, transmission and load following services necessary to serve a portion of Commonwealth Edison's residential and small commercial customer load.

       Legal actions, including a complaint at the FERC by the Illinois Attorney General and two class action lawsuits, were instituted against successful participants in the 2006 Illinois power procurement auction, including EMMT. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement with the Illinois Attorney General. Enacting legislation for the settlement was signed on August 28, 2007. As part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts were dismissed and on December 24, 2007, the class action lawsuits were dismissed. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies—Settlement with Illinois Attorney General."

Power Procurement in the Future

       The legislation that was signed into law on August 28, 2007 is referred to as the Illinois Power Agency Act. In addition to enacting the settlement and associated rate relief provisions, the Illinois Power Agency Act establishes a new process for Commonwealth Edison and the Ameren Illinois utilities to procure power for their bundled-rate customers. Beginning July 1, 2008, the two utilities will procure power for bundled-rate customers by means of those full requirements contracts that resulted from the September 2006 auction that have not yet expired, certain multi-year swap contracts that they entered into with their affiliates pursuant to the Illinois Power Agency Act, and a competitive request for proposal procurement of standard wholesale power products run by independent procurement administrators with the oversight and approval of the Illinois Commerce Commission. The Illinois Power Agency Act provides further that starting in June 2009, a newly created Illinois Power Agency will be responsible for the administration, planning and procurement of power for Commonwealth Edison and the Ameren Illinois utilities' bundled-rate customers using a portfolio-managed approach that is to include competitively procured standard wholesale products and renewable energy resources. The Illinois Commerce Commission will continue in its role of oversight and approval of the power planning and procurement for bundled retail customers of the utilities.

Transmission of Wholesale Power

       Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the FPA, Order No. 2000, and subsequent orders.

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

PJM Matters

       On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge. Also on June 1, 2007, PJM implemented marginal losses for transmission for its competitive wholesale electric market. For further discussion regarding the RPM and recent auctions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations."

Employees

       At December 31, 2007, Midwest Generation employed 1,075 employees, approximately 740 of whom were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 15, AFL-CIO (Local 15), governing wages, certain benefits and working conditions. This agreement will expire on December 31, 2009. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2010.

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

•
the ability of regional pools to pay market participants' settlement prices for energy and related products;

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

       EME, directly and through a subsidiary, has historically provided credit support to its subsidiaries, including EMMT, which markets the energy and capacity from the Illinois Plants. Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by EMMT for capacity and energy generated by Midwest Generation. Although EME may provide credit support from time to time, Midwest Generation uses its working capital facility instead of relying on credit support from EME. Utilization of this credit facility in support of such forward contracts provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions—EMMT Agreements."

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

       As a result of these and other factors, Midwest Generation cannot predict with precision the effect that risk management decisions may have on its business, operating results or financial position.

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

       Midwest Generation's operations are subject to extensive environmental regulations with respect to, among other things, air quality, water quality, waste disposal, and noise. Midwest Generation is required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject Midwest Generation to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail Midwest Generation's operations. Midwest Generation may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to off-site waste disposal sites that have been used in its operations.

       Midwest Generation devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Midwest Generation believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has issued a NOV to Midwest Generation and Commonwealth Edison, the former owner of Midwest Generation's coal-fired power plants, alleging violations of the CAA and certain opacity and particulate matter standards. The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect the Illinois Plants. Also, coal plant emissions of NOX and SO2, mercury and particulates are subject to increased controls and mitigation expenses under current regulations and may be subject to new, possibly stricter, regulation in the future. The continued operation of the Illinois Plants is expected to require substantial capital expenditures for environmental controls.

       For example, in December 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. Capital expenditures relating to controls contemplated by the agreement have been previously estimated as being in the range of approximately $2.7 billion to $3.4 billion through 2018. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule." There is no assurance that these capital expenditures will not exceed the above estimates.

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

Midwest Generation may not be able to raise capital on favorable terms to fund operations and capital expenditures, which could adversely affect its results of operations.

       The factors that influence Midwest Generation's ability to arrange for financing and its costs of capital include:

•
general economic and capital market conditions;

•
the availability of bank credit and access to capital markets;

•
investor confidence;

•
the financial condition, performance, prospects and credit rating; and

•
changes in tax and securities laws.

       Recent disruptions in the credit markets have impacted the availability of credit, cost of borrowing, and terms and conditions of new borrowings. Midwest Generation cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected.

Restrictions in the instruments binding on Midwest Generation and its subsidiaries may limit its and their ability to enter into specified transactions that it or they otherwise might enter into.

       EME has entered into debt agreements that contain restrictive covenants that are applicable to its subsidiaries, including Midwest Generation. The instruments governing Midwest Generation's indebtedness also contain financial and investment covenants. These restrictions may significantly impede Midwest Generation's ability to take advantage of business opportunities as they arise, to grow its business or to compete effectively, to make capital expenditures when required, or to develop and implement refinancing plans in respect of its indebtedness.

Midwest Generation has a substantial amount of long-term lease obligations and Midwest Generation's ability to meet its obligations under its long-term leases is dependent on payment of interest and principal on its notes receivable from EME.

       As of December 31, 2007, Midwest Generation had $1.0 billion in lease financings. See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

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

•
performance below expected levels of output, efficiency or availability;

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

       These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by the Illinois Plants or significantly increase the costs of operating them, and could also result in Midwest Generation's being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties. Equipment and plant warranties, guarantees and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet Midwest Generation's obligations as they become due and could have a material adverse effect on Midwest Generation.

The accounting for Midwest Generation's hedging activities may increase the volatility of its quarterly and annual financial results.

       EMMT, on behalf of Midwest Generation, engages in hedging activities in order to mitigate Midwest Generation's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emissions allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on Midwest Generation's balance sheet at fair value pursuant to SFAS No. 133. Some of these derivative contracts do not qualify under SFAS No. 133 for hedge accounting, and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, Midwest Generation's financial results, including gross margin, operating income and balance sheet ratios, will at times be volatile and subject to fluctuations in value primarily due to changes in electricity and fuel prices. For a more detailed discussion of the accounting treatment of Midwest Generation's hedging activities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Accounting for Energy Contracts."

ITEM 1B.   UNRESOLVED STAFF COMMENTS

       Inapplicable.

ITEM 2.     PROPERTIES

       As of December 31, 2007, Midwest Generation owned a fee interest in the Illinois Plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Illinois Plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison. On December 30, 2004, Midwest Generation acquired additional property adjacent to the Collins Station from Commonwealth Edison in exchange for easements Midwest Generation granted to Commonwealth Edison at the Will County, Joliet and Powerton Stations.

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

Description of Properties

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts
Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	532
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,036
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	689	(1)
Will County Station	Romeoville, Illinois	owned	coal	1,060	(2)
Peaking Units
Fisk	Chicago, Illinois	owned	oil/gas	197
Waukegan	Waukegan, Illinois	owned	oil/gas	108

Total				5,776

Other Plant or Site
Collins Station(3)	Grundy County, Illinois
Crawford peaker(4)	Chicago, Illinois
Joliet peaker(5)	Joliet, Illinois
Calumet peaker(5)	Chicago, Illinois
Electric Junction peaker(5)	Aurora, Illinois
Lombard peaker(5)	Lombard, Illinois
Sabrooke peaker(5)	Rockford, Illinois

(1)
The Waukegan Station is comprised of Units 7 and 8. Midwest Generation shut down permanently Waukegan Station Unit 6 (100 MW) on December 21, 2007. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation."

(2)
The Will County Station is comprised of Units 1, 2, 3, and 4. Operations at Will County Station Units 1 and 2 (totaling 310 MW) were returned to service in late 2004 after being suspended in January 2003. Midwest Generation has agreed with the Illinois EPA to shut down permanently Will County Station Units 1 and 2 on or before December 31, 2010. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation."

(3)
All Collins Station units ceased operations and were decommissioned on or before December 31, 2004.

(4)
Peaking units ceased operations as of April 21, 2005.

(5)
Peaking units ceased operations as of December 31, 2004.

ITEM 3.    LEGAL PROCEEDINGS

Potential Environmental Proceeding

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations or financial position.

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

       Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $660 million in 2007, $542 million in 2006 and $330 million in 2005.

ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
INCOME STATEMENT DATA
Operating revenues	$1,579.3	$1,398.9	$1,429.4	$1,057.7	$1,052.3
Operating expenses
Fuel and plant operations	803.9	737.1	672.2	759.9	723.7
Depreciation and amortization	139.9	142.1	141.1	169.9	171.7
Loss on lease termination, asset impairment and other charges(1)	5.5	11.2	3.8	105.7	1,024.5
Administrative and general	22.2	19.4	19.8	21.6	23.8

	971.5	909.8	836.9	1,057.1	1,943.7

Operating income (loss)	607.8	489.1	592.5	0.6	(891.4)
Interest and other expense	(121.4)	(83.4)	(93.3)	(137.4)	(234.2)

Income (loss) before income taxes	486.4	405.7	499.2	(136.8)	(1,125.6)
Provision (benefit) for income taxes	182.9	158.9	196.8	(58.2)	(436.9)

Income (loss) before accounting change	303.5	246.8	302.4	(78.6)	(688.7)
Cumulative effect of change in accounting, net of tax(2)	—	—	(1.2)	—	(0.1)

Net income (loss)	$303.5	$246.8	$301.2	$(78.6)	$(688.8)

(1)
During 2004, Midwest Generation recorded loss on lease termination, asset impairment and other charges primarily related to the loss on termination of the lease related to the Collins Station and the return of its ownership to Midwest Generation, and asset impairment charges related to the small peaking units. During 2003, Midwest Generation recorded asset impairment charges related to the write-down of the carrying amount of the Collins Station and all eight small peaking units to their estimated fair value.

(2)
The 2005 loss from a change in accounting principle resulted from the adoption of a new accounting standard for conditional asset retirements. The 2003 loss from a change in accounting principle resulted from adoption of a new accounting standard for AROs.

	As of December 31,
	2007	2006	2005	2004	2003
	(in millions)
BALANCE SHEET DATA
Assets	$4,912.4	$5,283.6	$5,802.3	$5,683.5	$5,662.6
Current liabilities	389.4	363.4	446.4	251.8	981.7
Long-term debt	—	1,326.1	1,499.5	1,660.5	2,085.9
Lease financing	911.5	1,029.8	1,140.8	1,244.7	2,159.6
Other long-term obligations	294.1	183.6	197.9	164.1	103.3
Member's equity	3,317.4	2,380.6	2,517.7	2,362.4	332.1

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
CASH FLOW DATA
Cash provided by operating activities	$732.6	$873.7	$145.3	$190.5	$97.2
Cash used in financing activities	(824.5)	(819.2)	(256.3)	(37.8)	(94.8)
Cash provided by (used in) investing activities	(14.2)	(7.9)	78.9	(33.0)	(40.6)

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

       Midwest Generation is currently operating 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•
six coal-fired generating plants consisting of 5,471 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 305 MW.

       The energy and capacity from the Illinois Plants are sold under terms, including price and quantity, arranged by EMMT, an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. See "Market Risk Exposures" for further discussion of forward market prices.

Significant Industry and Midwest Generation Developments

Environmental Regulations Affecting Coal Plants

       Federal environmental regulations currently require power plants to reduce emissions during 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs could require substantial additional capital expenditures or closure of coal-fired power plants. In advance of the federal requirements, Midwest Generation entered into an agreement with the Illinois EPA on December 11, 2006, to reduce mercury, NOX and SO2 emissions at Midwest Generation's Illinois coal-fired power plants, which Midwest Generation believes provides reasonable certainty of the timing and amount of emissions reductions which will be required of the Illinois Plants for these pollutants through 2018. The agreement requires Midwest Generation to achieve specified emissions reductions through a combination of environmental retrofits or unit shutdowns. During 2007, Midwest Generation commenced activities to install activated carbon injection technology to reduce mercury emissions at the Illinois Plants. See "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" for further discussion.

       The U.S. Congressional leadership has made climate change legislation a priority, and enactment of climate change legislation within the next several years may occur. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. State regulations may vary and may be more stringent and costly than federal legislative proposals currently being debated in Congress. Key uncertainties are whether a cap-and-trade program will be implemented similar to the US EPA acid rain program, and, if implemented, whether emission allowances would be provided to impacted parties without cost for a period of time. Furthermore, the rate of decrease in GHG emissions and the cost to purchase allowances would be significant factors in determining whether environmental controls would be economic to install. The potential impact to power generators, like Midwest Generation, will depend upon how these factors and many other considerations are resolved.

Regulatory Developments on New Capacity

       In NERC's 2007 Long-Term Reliability Assessment (2007-2016), the forecasted peak demand of electricity in certain regions of the United States will exceed projected committed resources in such regions, resulting in declining reserve margins for capacity. Additional resources that are not currently committed will be needed to maintain system reliability. In PJM, long-term resource planning has been incorporated into its market structure through a new forward capacity market, referred to as RPM. During 2007 and January 2008, PJM completed capacity auctions under the PJM RPM for periods through May 31, 2011. EMMT participated in each auction, which sold forward significant capacity at prices from $40.80 per MW-day to $174.29 per MW-day. The increase in capacity prices determined through the PJM RPM reflects the auction design to encourage increased capacity resources to meet projected demand. As a result of these auctions, Midwest Generation expects capacity revenues to increase significantly through May 31, 2011 as compared to the amounts realized by Midwest Generation previously. For further discussion regarding the PJM and recent auctions, see "Market Risk Exposures—Commodity Price Risk—Capacity Price Risk."

Financing Activities

       In May 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due 2017, $800 million of its 7.20% senior notes due 2019 and $700 million of its 7.625% senior notes due 2027. EME used a portion of the net proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility. Midwest Generation recorded a pre-tax loss of $128.3 million on early extinguishment of debt during the second quarter of 2007.

       During the second quarter of 2007, Midwest Generation amended and restated its existing $500 million senior secured working capital facility. The changes to the senior secured working capital facility included a reduction in the interest rate, a longer maturity date, and fewer restrictive covenants. Midwest Generation uses its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation can also support its hedging activities by granting liens to eligible hedge counterparties.

Overview of Midwest Generation's Operating Performance

       Midwest Generation's net income increased $57 million in 2007, compared to 2006. The increase in earnings was primarily attributable to:

•
a $218 million (pre-tax) increase in energy margin resulting primarily from higher average realized energy prices and slightly higher generation; and

•
an $80 million (pre-tax) reduction in long-term debt interest expense primarily due to the repayment of debt in May 2007 as a result of refinancing.

       Partially offset by:

•
a $128 million (pre-tax) loss on early extinguishment of debt due to the refinancing in May 2007;

•
$25 million (pre-tax) in unrealized losses in 2007 compared to $30 million (pre-tax) in unrealized gains in 2006 related to hedge contracts (see "Market Risk Exposures—Accounting for Energy Contracts" for more information); and

•
an increase in planned maintenance costs and unplanned outages at the Powerton Station.

Critical Accounting Policies

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

       Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. The majority of Midwest Generation's long-term power sales and fuel supply agreements related to its generation activities either: (1) do not meet the definition of a derivative, or (2) qualify as normal purchases and sales and are, therefore, recorded on an accrual basis. Determining the fair value of derivatives under SFAS No. 133 is a critical accounting policy because the fair value of a derivative is susceptible to significant change resulting from a number of factors, including: volatility of energy prices, credit risks, market liquidity and discount rates. See "Market Risk Exposures" for a description of risk management activities and sensitivities to change in market prices.

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

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that Midwest Generation considers important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. At December 31, 2007, the expected undiscounted future cash flow from long-lived assets exceeded the carrying value of those assets.

Contract Indemnity

       Midwest Generation has agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities—Indemnity

Provided as Part of the Acquisition from Commonwealth Edison." Midwest Generation engaged an independent actuary during 2007 with extensive experience in performing asbestos studies to estimate future losses based on its claims experience and other available information. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that the filing date of asbestos claims will not be after 2044. At December 31, 2007, Midwest Generation recorded a liability related to this contract indemnity of $54.5 million.

Income Taxes

       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Midwest Generation uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. FIN No. 48 (adopted on January 1, 2007) requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Management continues to monitor and assess new income tax developments. See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 6. Income Taxes" for additional details.

       As part of the process of preparing its consolidated financial statements, Midwest Generation is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's balance sheet. In addition, estimated taxes for uncertain tax positions are accrued and included in accrued liabilities or other long-term liabilities in the balance sheet. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Accounting for tax obligations requires judgments, including estimating reserves for potential adverse outcomes regarding tax positions that have been taken. Management uses judgment in determination of whether the evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit.

       For additional information regarding Midwest Generation's accounting policies, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Years Ended December 31
	2007	2006	2005
Operating Revenues (in millions)	$1,579	$1,399	$1,429
Statistics
Generation (in GWh):
Energy only contracts	22,503	28,898	30,953
Load requirements services contracts(1)	7,458	—	—

Total	29,961	28,898	30,953

Aggregate plant performance:
Equivalent availability(2)	75.8%	79.3%	79.6%
Capacity factor(3)	60.9%	58.8%	63.0%
Load factor(4)	80.4%	74.1%	79.1%
Forced outage rate(5)	9.7%	7.9%	7.8%
Average realized price/MWh:
Energy only contracts(6)	$48.79	$46.19	$45.55
Load requirements services contracts(7)	$63.43	$—	$—
Capacity revenue only (in millions)	$27	$24	$27
Average fuel costs/MWh	$13.36	$13.19	$12.40

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

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Operating revenues	$1,579	$1,399	$1,429
Less:
Load requirements services contracts	(473)	—	—
Unrealized losses (gains)	25	(30)	19
Other revenues	(33)	(34)	(38)

Realized revenues	$1,098	$1,335	$1,410

Generation (in GWh)	22,503	28,898	30,953
Average realized energy price/MWh	$48.79	$46.19	$45.55
(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

Operating Revenues

       Operating revenues increased $180.4 million in 2007 compared to 2006 and decreased $30.5 million in 2006 compared to 2005. The 2007 increase was primarily due to higher energy revenues. The increase in energy revenues was attributable to higher average realized energy prices and slightly higher generation, partially offset by the timing of unrealized gains and losses related to hedge contracts as described below. The 2006 decrease was primarily attributable to lower energy revenues resulting from lower generation, partially offset by higher average realized energy prices. The decrease in energy revenues was partially offset by an increase in unrealized gains in 2006 related to hedge contracts described below.

       Included in operating revenues were unrealized gains (losses) of $(25.1) million, $30.6 million and $(18.3) million in 2007, 2006 and 2005, respectively. Unrealized gains (losses) are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. At December 31, 2007, unrealized losses of $17.6 million were recognized primarily from economic hedges and from the ineffective portion of cash flow hedges related to subsequent periods. The ineffective portion of hedge contracts at the Illinois Plants was primarily attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. During 2005, power prices increased, resulting in mark-to-market losses on economic hedges. As economic hedge contracts were settled in 2006 the previous unrealized losses resulted in unrealized gains. See "Market Risk Exposures—Accounting for Energy Contracts" for more information.

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

Operating Expenses

       Operating expenses increased $61.7 million in 2007 compared to 2006 and increased $72.8 million in 2006 compared to 2005. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, asset impairment and other charges, depreciation and amortization, gain (loss) from disposal of assets, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses increased $18.2 million in 2007 compared to 2006 and decreased $1.4 million in 2006 compared to 2005. The 2007 increase was primarily attributable to higher coal consumption in 2007, as compared to 2006, resulting from higher generation. The 2006 decrease was primarily attributable to lower coal consumption in 2006, as compared to 2005, resulting from lower generation, partially offset by scheduled price increases and escalation under existing contracts.

       Gain on sale of emission allowances was $16.1 million, $14.3 million and $62.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Midwest Generation sold excess SO2 emission allowances primarily to affiliates in all three years. The change in sales of SO2 emission allowances to affiliates was primarily attributable to changes in prices which were $538 per ton in 2007, $475 per ton in 2006 and $1,575 per ton in 2005.

       Plant operations expenses increased $50.4 million in 2007 compared to 2006 and increased $18.3 million in 2006 compared to 2005. The 2007 increase was primarily attributable to higher planned maintenance costs in 2007, as compared to 2006. In 2007, Midwest Generation experienced forced outages at several stations, including unplanned outages at the Powerton Station, which resulted in a higher forced outage rate of 9.7% for 2007 as compared to 7.9% for 2006, and a lower equivalent availability factor of 75.8% for 2007 as compared to 79.3% for 2006. Some of the planned maintenance for 2008 was completed in 2007 during the outages to maximize future availability. The 2006 increase was primarily due to higher plant maintenance costs in 2006, as compared to 2005.

       On November 2, 2007, Unit 5 at the Powerton Station had an unplanned outage related to a low pressure turbine. The turbine was repaired and the unit was returned to service on December 13, 2007. On December 18, 2007, Unit 6 at the Powerton Station had a duct and fan failure resulting in a suspension of operations at this unit through January 4, 2008 when the unit returned at half-load capability. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. Repairs were completed on February 13, 2008 and the unit has been returned to service.

       Asset impairment charges for 2005 consisted of $7.0 million primarily associated with a redefined capital program related to coal dust mitigation.

       Depreciation and amortization expense decreased $2.2 million in 2007 compared to 2006 and increased $0.9 million in 2006 compared to 2005. The 2007 decline was primarily attributable to lower depreciation on emission allowances as a result of selling excess SO2 allowances over the past three years.

       Loss (gain) from disposal of assets was $5.6 million, $11.1 million and $(3.2) million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 loss was primarily due to the write-off of the net book value of certain equipment at the Powerton and Joliet Stations. The 2006 loss was primarily due to a $13.5 million write-off of the estimated net book value of some major components that were replaced in 2006, partially offset by a gain of $2.4 million on the sale of peaker equipment. The 2005 gain was primarily related to the sale of Collins Station equipment.

Other Income (Expense)

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Interest and other income	$7,165	$4,130	$848
Interest income from affiliates	114,801	114,993	113,084
Interest expense	(115,071)	(202,519)	(207,271)
Loss on early extinguishment of debt	(128,271)	—	—

Total other expense	$(121,376)	$(83,396)	$(93,339)

       Interest expense decreased $87.5 million in 2007 compared to 2006 and decreased $4.8 million in 2006 compared to 2005. The 2007 decrease was primarily due to repayment of debt in May 2007.

       Loss on early extinguishment of debt for the year ended December 31, 2007 related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Provision For Income Taxes

       Midwest Generation had effective income tax provision rates of 37.6%, 39.2% and 39.4% in 2007, 2006 and 2005, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Cumulative Effect of Change in Accounting Principle

Statement of Financial Accounting Standard Interpretation No. 47

       Effective December 31, 2005, Midwest Generation adopted Financial Accounting Standard Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). For further discussion of FIN 47 see "Asset Retirement Obligations" in Note 3 of "Item 8. Financial Statements and Supplementary Data—Midwest Generation, LLC Notes to Consolidated Financial Statements." Midwest Generation recorded a $1.2 million, after tax, decrease to net income as the cumulative effect of the adoption of FIN 47.

Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. Midwest Generation had provided $53.9 million and $43.5 million to EMMT as of December 31, 2007 and 2006, respectively, which EMMT used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation earned interest income of $2.2 million and $2.1 million during 2007 and 2006, respectively. The maximum amount of available credit under the agreement is $500 million.

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

       The net fees earned by EMMT were $1.3 million, $1.0 million, $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Midwest Generation had receivables due from EMMT of $107.5 million and $104.4 million at December 31, 2007 and 2006, respectively.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration received (paid) by Midwest Generation was $(6.6) million, $6.6 million and $54.7 million during 2007, 2006 and 2005, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation paid a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The agreement terminated during 2006. The amount billable under this agreement for the service fee for each of the years ended December 31, 2006 and 2005 was $1.1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $112.6 million, $112.9 million and $113.1 million during 2007, 2006 and 2005, respectively.

Tax-Allocation Agreements

       Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent, Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). Amounts included in due to affiliates on the balance sheet associated with this tax-allocation agreement totaled $63.3 million and $19.1 million at December 31, 2007 and 2006, respectively.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2007, 2006 and 2005 were $134.2 million, $125.0 million and $125.7 million, respectively. Midwest Generation had a net payable of $5.1 million and a net receivable of $0.3 million at December 31, 2007 and 2006, respectively, due to/from Edison International related to these programs.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       Midwest Generation EME and Midwest Generation entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2007, 2006 and 2005 were $13.2 million, $12.3 million and $13.1 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2007, 2006 and 2005 were $9.6 million, $7.1 million and $6.9 million, respectively.

       Midwest Generation had payables of $2.1 million and $1.5 million due to Midwest Generation EME at December 31, 2007 and 2006 related to these agreements.

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

Statement of Financial Accounting Standards No. 155

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on Midwest Generation's consolidated financial statements for the year ended December 31, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1

       In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. Midwest Generation will adopt FIN No. 39-1 in the first quarter of 2008. The adoption of FIN No. 39-1 is not expected to have an impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 159

       In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Midwest Generation will adopt this pronouncement in the first quarter of 2008. Since Midwest Generation elected not to report any current financial assets and liabilities at fair value, the adoption will not result in any cumulative-effect adjustment to accumulated deficit.

Statement of Financial Accounting Standards No. 157

       In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation will adopt SFAS No. 157 in the first quarter of 2008. The adoption is not expected to result in any retrospective adjustment to its consolidated financial statements. The accounting requirements for employers' pension and other postretirement benefit plans is effective at the end of 2008. The effective date will be January 1, 2009 for ARO and other nonfinancial liabilities which are not measured or disclosed on a recurring basis (at least annually).

LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Consolidated Cash Flow

       At December 31, 2007, Midwest Generation had cash and cash equivalents of $64.6 million, compared to $170.8 million at December 31, 2006. Net working capital at December 31, 2007 was $19.1 million, compared to $237.4 million at December 31, 2006. The decline in working capital was primarily the result of a decrease in net current derivative assets, largely driven by an increase in forward prices, a decrease in net receivables from affiliates and a decrease in cash and cash equivalents. Partially offsetting these decreases were an increase in net current deferred tax assets and a decrease in interest payable.

       Net cash provided by operating activities totaled $732.6 million, $873.7 million and $145.3 million in 2007, 2006 and 2005, respectively. The changes in net cash provided by operating activities has been largely attributable to the changes in Midwest Generation's loan to affiliate for margin deposits, which provided (used) cash of $(10.4) million in 2007, $284.6 million in 2006 and $(328.1) million in 2005. In 2007 and 2006 there were also declines in net amounts due from affiliates, which also contributed to cash provided from operating activities in those years.

       Net cash used in financing activities totaled $824.5 million, $819.2 million and $256.3 million in 2007, 2006 and 2005, respectively. In 2007, Midwest Generation received a $1.4 billion contribution from its parent which was used to repay $1.3 billion of long-term debt and tender premiums and related fees of $106.8 million. In addition, Midwest Generation made distributions of $660.2 million to its parent from cash generated from operations and repaid $111 million of its capital lease obligation. In 2006, Midwest Generation made distributions of $541.8 million to its parent, repaid $170 million under its working capital facility, and repaid $103.9 million of its capital lease obligation. In 2005, Midwest Generation paid a $330.2 million distribution to its parent, repaid $493 million of long-term debt, received a $300 million capital contribution from its parent and borrowed $328.4 million of long-term debt.

       Net cash provided by (used in) investing activities totaled $(14.2) million, $(7.9) million and $78.9 million in 2007, 2006 and 2005, respectively. The 2007 increase in cash used in investing activities was primarily due to an increase in capital expenditures, partially offset by an increase in the proceeds received from the sale of SO2 emission allowances. The 2006 increase in cash used in investing activities was primarily due to a decrease in the proceeds received from the sale of SO2 emission allowances, a decrease in the loan repayments to affiliates in 2006 and the sale of auction rate security investments for $20 million in 2005.

       Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations. As of December 31, 2007, $2.6 million had been utilized under the working capital facility.

Capital Expenditures

       At December 31, 2007, the three-year estimated capital expenditures by Midwest Generation were as follows:

	2008	2009	2010
	(in millions)
Plant capital expenditures	$63.5	$70.8	$42.2
Environmental expenditures	46.4	57.6	245.9

Total	$109.9	$128.4	$288.1

       Plant capital expenditures relate to non-environmental projects such as superheater tubes replacements, generator stator rewinds, 4kV switchgear and mill inerting projects. Environmental expenditures relate to various projects to achieve specified emissions reductions such as installation of mercury controls. Midwest Generation plans to fund these expenditures with its working capital facility, cash on hand or cash generated from operations. See further discussion regarding these and possible additional capital expenditures under "—Environmental Matters and Regulations—Air Quality Regulation."

Credit Facility and Other Covenants

       Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2007, the debt to capitalization ratio was 0.23 to 1. During 2007, Midwest Generation made distributions totaling $660.2 million. In January 2008, Midwest Generation made an additional distribution of $35.0 million.

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

Credit Ratings

Overview

       Credit ratings for EME, Midwest Generation and EMMT, at December 31, 2007, were as follows:

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

Credit Rating of EMMT

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of December 31, 2007, $2.6 million was utilized under this facility.

       As of December 31, 2007, Midwest Generation had $53.9 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes Midwest Generation's significant contractual obligations as of December 31, 2007.

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lease financing(1)	$1,481.4	$184.9	$354.9	$302.6	$639.0
Operating lease obligations(2)	117.0	16.9	28.0	25.0	47.1
Purchase obligations:
Capital improvements	43.4	43.4	—	—	—
Calumet Energy Team contract	12.8	4.0	8.4	0.4	—
Fuel supply contracts	489.4	194.5	275.1	18.3	1.5
Coal transportation	557.9	234.3	323.6	—	—
Employee benefit plan contribution(3)	15.7	15.7	—	—	—

Total Contractual Obligations(4)	$2,717.6	$693.7	$990.0	$346.3	$687.6

(1)
Amount includes interest payments over the life of the lease.

(2)
See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies—Lease Commitments" for additional details.

(3)
Amount includes estimated contribution to the pension and postretirement benefits other than pensions plans. The estimated contributions beyond 2008 are not available. For more information, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 7. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other Than Pensions."

(4)
At December 31, 2007, Midwest Generation had a total net liability recorded for uncertain tax positions of $6.7 million, which is excluded from the table. Midwest Generation cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the Internal Revenue Service. For more information, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 6. Income Taxes."

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

Purchase Obligations

Capital Improvements

       At December 31, 2007, Midwest Generation had firm commitments in 2008 for capital expenditures primarily related to superheater tubes replacement, generator stator rewinds, 4kV switchgear and environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Calumet Energy Team Contract

       Midwest Generation is a party to a long-term power purchase contract with Calumet Energy Team LLC. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs.

Fuel Supply Contracts

       At December 31, 2007, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. For further discussion, see "—Market Risk Exposures—Commodity Price Risk—Coal and Transportation Price Risk."

Coal Transportation Agreements

       At December 31, 2007, Midwest Generation had contractual commitments for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts.

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2009. Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 207 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2007. Midwest Generation had recorded a $54.5 million liability at December 31, 2007 related to this matter.

       Midwest Generation engaged an independent actuary in 2004 to complete an estimate of future losses. Based on the actuary's analysis, Midwest Generation recorded an undiscounted liability for its indemnity for future asbestos claims through 2045. During the fourth quarter of 2007, the actuary report was updated and the liability reduced by $9 million. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2044.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

       In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the EPAct 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with all applicable laws and regulations in the bidding practices that it employed, and intends to contest vigorously any allegation of violation.

Settlement with Illinois Attorney General

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

       Legal actions, including a complaint at the FERC by the Illinois Attorney General and two class action lawsuits, were instituted against successful participants in the 2006 Illinois power procurement auction, including EMMT. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. Enacting legislation for the settlement was signed on August 28, 2007.

       As part of the settlement, Midwest Generation agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts were dismissed and the legislature enacted a rate relief plan.

       Midwest Generation made a payment of $7.5 million in September 2007 and is obligated to make monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, Illinois imposes an electric rate freeze or an additional tax on generators. Midwest Generation records the payments made under this agreement as an expense when paid.

Potential Environmental Proceeding

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations or financial position.

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

Environmental Matters and Regulations

Introduction

       The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which Midwest Generation conducts its businesses and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that Midwest Generation's financial position and results of operations would not be materially adversely affected. Midwest Generation is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements.

       Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital or operational expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by federal and state regulatory authorities.

Air Quality Regulation

       The federal CAA, state clean air acts, and federal and state regulations implementing such statutes have substantial impacts on power generation facilities, particularly coal-fired plants. Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which Midwest Generation conducts its business, and is expected to require Midwest Generation to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia and is intended to address ozone and fine particulate matter attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current CAA Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

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

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in rule language, called the CPS, and Midwest Generation's obligations under the agreement were conditioned upon the formal adoption of the CPS as a rule. On January 5, 2007, the Illinois EPA and Midwest Generation jointly filed the CPS in the pending state rulemaking related to the Illinois SIP for the CAIR. The CPS became final upon publication in the Illinois Register, which took place on September 7, 2007. Midwest Generation believes that the CPS will provide greater predictability with respect to the timing and amount of emissions reductions that will be required of the Illinois Plants for these pollutants through 2018.

       Under the agreement, Midwest Generation will be required to achieve specified emissions reductions through a combination of environmental retrofits or unit shutdowns. The agreement contemplates three phases with each phase relating to one of the pollutants involved. Capital expenditures will be required for each phase.

       The first phase involves installing activated carbon injection technology in 2008 and 2009 for the removal of mercury, a technology which Midwest Generation has been testing at some of its plants. Capital expenditures relating to these controls are currently estimated to be approximately $60 million.

       The second phase requires the installation of additional controls by the end of 2011 to further reduce NOX emissions from units to be determined by Midwest Generation in order to achieve an agreed-on fleetwide level of NOX emissions per million Btu. Capital expenditures for these controls have been previously estimated (in 2006 dollars) to be approximately $450 million. See further discussion below regarding updating the estimated costs of completing environmental improvements.

       During the third phase of the plan, the focus will be on the reduction of SO2 emissions. Midwest Generation will be required either to place controls on several units at the Illinois Plants between 2012 and 2018 for this purpose or to remove the units from service. Midwest Generation will consider many factors in making this choice including, among others, an assessment of the cost and performance of environmental technologies and equipment, the remaining estimated useful life of each affected unit and the market outlook for the prices of various commodities including electrical energy and capacity, coal and natural gas. In view of the many factors involved, Midwest Generation has not yet determined what actions it may take at each affected unit to provide for optimal compliance with the agreement during the third phase. Additional capital expenditures during the third phase of the plan have been previously estimated (in 2006 dollars) as being in the range of approximately $2.2 billion to $2.9 billion, depending on the number of units on which controls are placed versus the number which are removed from service.

       Midwest Generation is in the process of completing preliminary engineering and permitting work and is in the process of selecting a final engineering, procurement and construction contractor for the environmental improvements at the Powerton Station. It is expected that detailed scoping necessary to update the cost estimates at the Powerton Station, and then using such information to update the cost estimates for the environmental improvements included in Phases II and III above, will be completed in 2008. Until such information is completed, the capital expenditures estimates may vary substantially for the reasons described above.

       On May 30, 2006, the Illinois EPA submitted a proposed regulation to the Illinois Pollution Control Board (PCB) to implement the Illinois SIP required for compliance with the CAIR. The Illinois CAIR rule became final upon publication in the Illinois Register, which took place on September 7, 2007. Because the CPS involves mercury emissions, the US EPA has moved the CPS from the Illinois CAIR SIP to the Illinois CAMR SIP, which was pending final action by the US EPA prior to the February 8, 2008 U.S. Court of Appeals decision vacating the federal CAMR, discussed below. The US EPA approved the Illinois CAIR SIP (without the CPS included) effective as of December 17, 2007.

Mercury Regulation

       By means of a rule published in May 2005, the US EPA established the CAMR, which created the framework for a national, market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants to a national cap of 38 tons by 2010 and to 15 tons by 2018, primarily through reductions in mercury achieved by lowering SO2 and NOX emissions under the CAIR. States were allowed, but not required, to join the trading program by adopting the CAMR model trading rules.

States retained the right to promulgate alternative regulations equivalent to or more stringent than the CAMR cap-and-trade program, as long as the regulations were approved by the US EPA.

       At the time that it published the CAMR, the US EPA also published a second rule, formally rescinding its previous finding that mercury emissions from electrical generating facilities had to be regulated as a hazardous air pollutant pursuant to Section 112 of the CAA, which would have imposed technology-based standards on emission sources. Both the CAMR and US EPA's decision to remove oil and coal-fired plants from the list of sources to be regulated under Section 112 of the CAA were challenged in the U.S. Court of Appeals for the D.C. Circuit by various environmental groups and state attorneys general.

       On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated both rules and remanded the matter to the US EPA. As a result, until the US EPA takes further action in response to the remand, coal-fired electric generating facilities continue to be sources subject to regulation under Section 112 of the CAA and will be obligated to comply, on a case-by-case basis, with technology-based standards to control emissions of hazardous air pollutants (not necessarily limited to mercury) in accordance with the requirements of Section 112. As described below, the Illinois Plants are already subject to significant unit-specific mercury emission reduction requirements under Illinois law. Midwest Generation is assessing the potential impact of this decision on the Illinois regulations, including whether these regulations will turn out to be more or less stringent than case-by-case maximum achievable control technology (also known as MACT) standards or MACT standards that may eventually be promulgated by the US EPA.

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

       Midwest Generation's CPS supersedes this rule for the Illinois Plants. The CPS requires installation of activated carbon injection technology for the removal of mercury on all Midwest Generation units by July 2009 (except for three units to be shut down by the end of 2010), prohibits participation in the federal cap-and-trade program, and requires a 90% removal of mercury by unit by the end of 2015.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       On July 11, 2007 the US EPA issued a proposed rule to make revisions to the primary and secondary national ambient air quality standards for ozone. With regard to the primary standard for ozone, the US EPA proposes to reduce the level of the 8-hour standard to a level within the range of 0.070 to 0.075 parts per million (ppm). The US EPA solicited comment on alternative levels down to 0.060 ppm and up to and including retaining the current 8-hour standard of 0.08 ppm (effectively 0.084 ppm using current data rounding conventions). The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

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

       During 2004, the Illinois Plants stayed within their NOX allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants used banked allowances, along with some purchased allowances, to stay within their NOX allocations. In 2006 and 2007, the Illinois Plants used purchased allowances to stay within their NOX allocations. Midwest Generation plans to continue to purchase allowances as it implements the agreement it reached with the Illinois EPA.

       The Illinois EPA has begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates with the intent of bringing non-attainment areas, such as Chicago, into attainment. The SIPs are expected to deal with all emission sources, not just power generators, and to address emissions of NOX, SO2, and volatile organic compounds. The SIP for 8-hour ozone was to be submitted to the US EPA by June 15, 2007, but is currently expected to be submitted in early 2008. The SIP for fine particulates is to be submitted to the US EPA by April 5, 2008.

       The CPS requires Midwest Generation to install air pollution controls that will contribute to attainment with the ozone and fine particulate matter per National Ambient Air Quality Standards. Midwest Generation expects, but cannot guarantee, that the reductions required under the agreement and the CPS will be sufficient for compliance with future ozone and particulate matter regulations. See "—Clean Air Interstate Rule" for further discussion.

Regional Haze

       In July 1999, the US EPA published the "Regional Haze Rule" to reduce haze and protect visibility in designated federal areas. The goal of the 1999 rule is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install best available retrofit technology (BART) or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze on June 15, 2005. States were required to revise their SIPs by December 2007 to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       The CPS, discussed above in "—Clean Air Interstate Rule," addresses emissions reductions at BART affected sources.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address CAA NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at a facility. The US EPA's strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative notices of violation to a number of power plant owners alleging NSR violations.

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois Plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the CAA NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to the same plants. In a request dated February 1, 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation has provided responses to these requests. On August 3, 2007, Midwest Generation received a NOV from the US EPA alleging that Midwest Generation and Commonwealth Edison violated various provisions of the NSR rules as well as state air regulations. See "—Contractual Obligations, Commitments and Contingencies—Contingencies—Potential Environmental Proceeding" for further discussion.

Water Quality Regulation

       Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of storm water flows from certain facilities. The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation is to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study was required when applying for a new or renewed National Pollutant Discharge Elimination System (NPDES) wastewater discharge permit. If one could demonstrate that the costs of meeting the presumptive standards set forth in the regulation were significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis could be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

       On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. EME had begun to collect impingement and entrainment data at its potentially affected Midwest Generation facilities in Illinois to begin the process of determining what corrective actions might need to be taken under the previous rule, and those activities are continuing. Although the rule to be generated in the new rulemaking process could have a material impact on Midwest Generation's operations, its compliance criteria have not yet been finalized, and Midwest Generation cannot reasonably determine the financial impact at this time.

       On October 26, 2007, the Illinois EPA filed a proposed rule with the Illinois PCB that would establish more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. Midwest Generation's Fisk, Crawford, Joliet and Will County stations all use water from the affected waterways for cooling purposes and the rule, if implemented, is expected to affect the manner in which those stations use water for station cooling.

       The proposed rule will be the subject of an administrative proceeding before the Illinois PCB and must be approved by the Illinois PCB and the Illinois Joint Committee on Administrative Rules. Following state adoption and approval, the US EPA also must approve the rule. Hearings began on January 28, 2008, and Midwest Generation is a party in those proceedings. At this time, it is not possible to predict the final form of the rule, how it would impact the operation of the affected stations, or the possible compliance costs or liability.

Hazardous Substances and Hazardous Waste Laws

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

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $3.4 million at December 31, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Climate Change

Federal Legislative Initiatives

       To date, the United States has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in the current session of the U.S. Congress that would reduce GHG emissions in the U.S. Enactment of climate change legislation within the next several years may occur. However, there is still significant uncertainty about the cost of complying with any future GHG emission requirements. These costs will depend upon many factors, including the required levels of GHG emission reductions, the timing of those reductions, whether emission credits will be allocated with or without cost to existing generators, and whether flexible compliance mechanisms, such as a GHG offset program similar to those sanctioned under the CAA for conventional pollutants, will be part of the policy.

       In most of the federal proposals to date, emission allowances would be allocated and distributed without cost in the early years of the emission reduction program, followed by decreasing free allocations and increasing auctions of allowances. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. At this point, Midwest Generation is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on Midwest Generation.

Regional Legislative Initiatives

       On November 15, 2007, Illinois became a party to the Midwestern Accord, in which six of the thirteen states in the Midwestern Governors' Association including Illinois, Iowa, Kansas, Michigan, Minnesota, and Wisconsin and the Province of Manitoba, have agreed to seek to develop regional GHG emission reduction goals within one year, and to develop a multi-sector cap-and-trade program to achieve these goals. The accord called for such a program to be implemented in 30 months. On February 19, 2008, the six participating states announced that they will complete a model rule by the end of 2008 that will create the framework for the cap-and-trade program. Once this model rule has been drafted, each of the participating states could adopt the program through legislative action, executive order or other appropriate means. In February 2007, prior to the development of the Midwestern Accord, Illinois Governor Blagojevich announced a goal to reduce Illinois' GHG emissions to 1990 levels by 2020 and to 60% below 1990 levels by 2050.

       Implementing regulations for regional initiatives may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislative system would preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. If state and/or regional initiatives are allowed to stand together with federal legislation, generators could be required to purchase allowances to satisfy their state and federal compliance obligations.

Litigation Developments

       The speed with which federal regulations and legislation will be adopted will depend in part on decisions rendered in climate change litigation pending before several federal and state courts and the US EPA's response to those decisions. For example, on April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate GHG emissions of new motor vehicles under the CAA and that it has a duty to (i) determine whether GHG emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the CAA related to emissions of motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators, and there is litigation pending in the D.C. Circuit Court of Appeals, Coke Oven Task Force v. Environmental Protection Agency, in which the holding in Massachusetts v. Environmental Protection Agency, et al., may be applied to stationary sources such as power plants.

       In 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Midwest Generation was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit. In another case brought in April 2006, private citizens filed a complaint in the federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. In August 2007, the court dismissed the case entirely. The plaintiffs have appealed this dismissal in the Fifth Circuit Court of Appeals.

       On October 18, 2007, the Kansas Department of Health and Environment rejected a permit to construct two proposed coal-fired electrical generators based on the impact to health and the environment arising from the proposed units' emissions of carbon dioxide. This was the first reported rejection of a proposed coal plant permit based on a clean air statute. This decision has been appealed. In addition, there are a number of pending cases in which environmental groups are arguing that air permits for the construction of major coal-fired generating facilities cannot be issued unless the permits include best available control technology to control carbon dioxide emissions. The US EPA has taken the position that such controls are not required until it finalizes regulations relating to carbon dioxide emissions.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to reduce substantially its emissions of carbon dioxide or that would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on Midwest Generation. Midwest Generation will continue to monitor the federal, regional and state developments relating to regulation of GHG emissions to determine their impact on its operations. Requirements to reduce emissions of carbon dioxide and other GHG emissions could significantly increase the cost of generating electricity from fossil fuels, especially coal, as well as the cost of purchased power.

MARKET RISK EXPOSURES

Introduction

       Midwest Generation's primary risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. Additionally, Midwest Generation's financial results can be affected by fluctuations in interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.

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

•
the ability of regional pools to pay market participants' settlement prices for energy and related products;

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

       EMMT uses "earnings at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure with respect to hedge positions at the Illinois Plants. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

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

       Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for hedging transactions related to the Illinois Plants entered into by EMMT. Utilization of this credit facility in support of these hedging transactions provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. In addition, Midwest Generation may grant liens on its property in support of hedging transactions associated with the Illinois Plants. See "—Credit Risk" below.

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

       Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub in PJM, and may also be entered into at other trading hubs, including the AEP/ Dayton Hub in PJM and the Cinergy Hub in the MISO. These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

       PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

       The following table depicts the average historical market prices for energy per megawatt-hour during 2007, 2006 and 2005.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2007	2006	2005
January	$35.75	$42.27	$38.36
February	56.64	42.66	34.92
March	42.04	42.50	45.75
April	48.91	43.16	38.98
May	44.49	39.96	33.60
June	39.76	34.80	42.45
July	43.40	51.82	50.87
August	57.97	54.76	60.09
September	39.68	31.87	53.30
October	50.14	37.80	49.39
November	43.25	41.90	44.03
December	44.36	33.57	64.99

Yearly Average	$45.53	$41.42	$46.39

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2008 and calendar year 2009 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub during 2007:

	24-Hour Northern Illinois Hub Forward Energy Prices(1)
	2008	2009
January 31, 2007	$44.50	$45.15
February 28, 2007	44.99	44.85
March 31, 2007	47.92	46.59
April 30, 2007	49.89	49.73
May 31, 2007	50.69	50.46
June 30, 2007	46.09	47.02
July 31, 2007	46.90	48.50
August 31, 2007	44.57	46.49
September 30, 2007	46.80	48.70
October 31, 2007	50.27	51.63
November 30, 2007	47.70	50.37
December 31, 2007	48.06	51.50

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

       The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at December 31, 2007:

	2008	2009	2010
Energy Only Contracts(1)
MWh	10,837,600	7,692,290	3,471,950
Average price/MWh(2)	$61.27	$62.38	$62.62
Load Requirements Services Contracts
Estimated MWh(3)	5,613,433	1,631,859	—
Average price/MWh(4)	$64.01	$63.65	$—
Total estimated MWh	16,451,033	9,324,149	3,471,950

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at December 31, 2007 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

Capacity Price Risk

       On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

       The following table summarizes the status of capacity sales for Midwest Generation at December 31, 2007:

	January 1, 2008 to May 31, 2008	June 1, 2008 to May 31, 2009	June 1, 2009 to May 31, 2010
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,603	3,283	4,614
Price per MW-day	$40.80	$111.92	$102.04
Non-unit Specific Capacity Sales
MW	500	880	715
Price per MW-day	$21.31	$64.35	$71.46

       In January 2008, the RPM auction took place for the time period from June 1, 2010 through May 31, 2011 which resulted in a fixed price for Midwest Generation's capacity sold into the auction of $174.29/MW-day. EMMT sold net 4,929 MW of capacity from the Illinois Plants.

       Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Midwest Generation has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and the cost of new entry.

       Midwest Generation entered into hedge transactions in advance of the RPM auctions with counterparties that are settled through PJM. In addition, the load service requirements contracts entered into by Midwest Generation with Commonwealth Edison include energy, capacity and ancillary services (sometimes referred to as a "bundled product"). Under PJM's business rules, Midwest Generation sells all its available capacity (defined as unit capacity less forced outages) into the RPM and is subject to a locational reliability charge for the load under these contracts. This means that the locational reliability charge generally offsets the related amounts sold in the RPM, which Midwest Generation presents on a net basis in the table above.

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

Coal and Transportation Price Risk

       The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at December 31, 2007 for the next three years.

	2008	2009	2010
Amount of coal under contract in millions of tons(1)	17.5	11.7	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

       Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased during 2007 from 2006 year-end prices. The 2007 fluctuations in PRB coal prices were in line with normal market price volatility. Prices of PRB coal decreased during 2006 from 2005 year-end prices due to easing natural gas prices, fuel switching, lower prices for SO2 allowances and improved inventory. The price of PRB coal fluctuated between $8.35 per ton to $11.50 per ton during 2007 and increased to $13.10 per ton at February 15, 2008, as reported by the EIA. In 2006, prices ranged from $20.66 per ton in January 2006 to $9.90 per ton at December 15, 2006. In 2005, the price of PRB coal ranged from $6.20 per ton to $18.48 per ton, as reported by the EIA.

       Based on Midwest Generation's anticipated coal requirements in 2008 in excess of the amount under contract, Midwest Generation expects that a 10% change in the price of coal at December 31, 2007 would increase or decrease pre-tax income in 2008 by approximately $1.6 million.

Accounting for Energy Contracts

       Midwest Generation uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). Midwest Generation follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, see "Management's Overview; Critical Accounting Policies—Critical Accounting Policies—Derivative Financial Instruments and Hedging Activities."

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

       Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flow from operating activities in the consolidated statement of cash flow. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2007:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Non-qualifying hedges	$(13.9)	$28.7	$(16.5)
Ineffective portion of cash flow hedges	(11.2)	1.9	(1.8)

Total unrealized gains (losses)	$(25.1)	$30.6	$(18.3)

       At December 31, 2007, unrealized losses of $17.6 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($13.2 million for 2008, $3.0 million for 2009, and $1.4 million for 2010).

Derivative Financial Instruments

       The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The change in fair value of electricity contracts at December 31, 2007 as compared to December 31, 2006 is attributable to an increase in the average market prices for power as compared to contracted prices at December 31, 2007, which is the valuation date.

	December 31, 2007	December 31, 2006
	(in thousands)
Commodity price:
Electricity contracts	$(91,177)	$93,983

       In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses a variety of methods and assumptions based on the market conditions and associated risks existing at each balance sheet date. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. A 10% change in the market price at December 31, 2007 would increase or decrease the fair value of outstanding derivative commodity price contracts by $135.0 million. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of December 31, 2007 (in thousands):

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
Prices actively quoted	$(91,177)	$(25,964)	$(65,213)	$—	$—

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

       The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. For further discussion, refer to "Results of Operations—Related Party Transactions—EMMT Agreements."

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

       Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 49% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2007. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       Beginning in January 2007, Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 30% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in June 2007 and by Moody's in March 2007.

Interest Rate Risk

       Interest rate changes can affect earnings and the cost of capital needed to make capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At December 31, 2007, Midwest Generation had no borrowings outstanding.

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

Management's Report on Internal Control over Financial Reporting

       Midwest Generation's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, Midwest Generation's management conducted an evaluation of the effectiveness of Midwest Generation's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Midwest Generation's management concluded that Midwest Generation's internal control over financial reporting was effective as of December 31, 2007.

Internal Control over Financial Reporting

       There were changes as described below in Midwest Generation's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

       During 2007, Midwest Generation implemented a series of SAP ERP modules, including the general ledger, chart of accounts, consolidation, reporting, and accounts payable. In addition, procurement and materials management and fuel management systems were implemented at the Illinois Plants. The introduction of these ERP modules and the related workflow capabilities resulted in changes to Midwest Generation's financial reporting controls and procedures, with such changes identified during the implementation of the ERP modules. Midwest Generation has modified the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in Midwest Generation's internal control over financial reporting.

ITEM 9A(T).    CONTROLS AND PROCEDURES

       This annual report does not include an attestation report of Midwest Generation's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Midwest Generation's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Midwest Generation to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

       None.

MIDWEST GENERATION, LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC:

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007. As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans and other postretirement plans as of December 31, 2006. As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2008

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues from Marketing Affiliate	$1,579,263	$1,398,892	$1,429,385
Operating Expenses
Fuel	400,493	382,329	383,746
Gain on sale of emission allowances	(16,059)	(14,258)	(62,253)
Plant operations	419,445	369,021	350,708
Loss on asset impairment and other charges	—	44	7,023
Depreciation and amortization	139,873	142,059	141,129
Loss (gain) from disposal of assets	5,554	11,138	(3,226)
Administrative and general	22,163	19,425	19,771

Total operating expenses	971,469	909,758	836,898

Operating income	607,794	489,134	592,487

Other Income (Expense)
Interest and other income	121,966	119,123	113,932
Interest expense	(115,071)	(202,519)	(207,271)
Loss on early extinguishment of debt	(128,271)	—	—

Total other expense	(121,376)	(83,396)	(93,339)

Income before income taxes	486,418	405,738	499,148
Provision for income taxes	182,962	158,930	196,814

Income Before Accounting Change	303,456	246,808	302,334
Cumulative effect of change in accounting, net of tax (Note 3)	—	—	(1,159)

Net Income	$303,456	$246,808	$301,175

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$64,581	$170,755
Due from affiliates	107,665	104,666
Fuel inventory	69,423	64,900
Spare parts inventory	23,004	20,390
Loans to affiliate for margin deposits	53,893	43,450
Interest receivable from affiliate	55,976	56,097
Derivative assets	2,579	132,221
Deferred taxes	15,981	—
Intangible assets	2,988	190
Other current assets	12,437	8,133

Total current assets	408,527	600,802

Property, Plant and Equipment	4,203,655	4,210,743
Less accumulated depreciation	1,094,431	990,409

Net property, plant and equipment	3,109,224	3,220,334

Notes receivable from affiliate	1,356,368	1,359,276
Deferred taxes	—	46,277
Long-term derivative assets	3,114	19,288
Long-term intangible assets	19,221	—
Other assets	15,963	37,593

Total Assets	$4,912,417	$5,283,570

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$29,403	$11,467
Book overdrafts	1,858	1,761
Accrued liabilities	95,292	82,953
Due to affiliates	81,933	21,522
Interest payable	34,098	57,072
Derivative liabilities	28,543	50,874
Deferred taxes	—	23,391
Current maturities of long-term obligations	—	3,450
Current portion of lease financing	118,267	110,956

Total current liabilities	389,394	363,446

Lease financing, net of current portion	911,538	1,029,805
Long-term obligations	—	1,326,096
Deferred taxes	67,669	—
Long-term derivative liabilities	68,327	6,652
Benefit plans and other long-term liabilities	158,137	176,933

Total Liabilities	1,595,065	2,902,932

Commitments and Contingencies (Note 8)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding (Note 1)	—	—
Additional paid-in capital	3,587,224	2,862,485
Accumulated deficit	(226,068)	(529,524)
Accumulated other comprehensive income (loss)	(43,804)	47,677

Total Member's Equity	3,317,352	2,380,638

Total Liabilities and Member's Equity	$4,912,417	$5,283,570

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In thousands)

	Membership Interests	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2004	$—	$3,434,488	$(1,077,507)	$5,441	$2,362,422
Equity contribution	—	300,000	—	—	300,000
Net income	—	—	301,175	—	301,175
Other comprehensive loss	—	—	—	(115,731)	(115,731)
Cash distribution to parent	—	(330,209)	—	—	(330,209)

Balance at December 31, 2005	—	3,404,279	(776,332)	(110,290)	2,517,657

Net income	—	—	246,808	—	246,808
Other comprehensive income	—	—	—	163,157	163,157
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(5,190)	(5,190)
Cash distribution to parent	—	(541,794)	—	—	(541,794)

Balance at December 31, 2006	—	2,862,485	(529,524)	47,677	2,380,638

Equity contribution	—	1,385,000	—	—	1,385,000
Net income	—	—	303,456	—	303,456
Other comprehensive loss	—	—	—	(91,481)	(91,481)
Cash distribution to parent	—	(660,261)	—	—	(660,261)

Balance at December 31, 2007	$—	$3,587,224	$(226,068)	$(43,804)	$3,317,352

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Net Income	$303,456	$246,808	$301,175
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	(292)	—	—
Amortization of prior service, net of tax	(296)	—	—
Net gain adjustment, net of tax	6,704	—	—
Amortization of net loss, net of tax benefit	472	—	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(75,011), $98,671 and $(17,051) for 2007, 2006 and 2005, respectively	(118,681)	154,659	(26,682)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(13,028), $(5,422) and $56,907 for 2007, 2006 and 2005, respectively	20,612	8,498	(89,049)

Other comprehensive income (loss)	(91,481)	163,157	(115,731)

Comprehensive Income	$211,975	$409,965	$185,444

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$303,456	$246,808	$301,175
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	147,423	147,403	145,989
(Gain) loss on disposal of assets	5,554	11,138	(3,226)
Gain on sale of emission allowances	(16,059)	(14,258)	(62,253)
Deferred taxes	29,218	158,930	109,265
Loss on early extinguishment of debt	128,271	—	—
Loss on asset impairment and other charges	—	44	7,023
Cumulative effect of change in accounting, net of tax	—	—	1,159
Decrease in accounts receivable	—	—	32,210
Decrease (increase) in due to/from affiliates	160,559	98,024	(145,803)
Increase in inventory	(7,137)	(27,121)	(425)
Decrease (increase) in loans to affiliate for margin deposits	(10,443)	284,601	(328,051)
Decrease in interest receivable from affiliate	120	113	72
Decrease (increase) in other current assets	(4,303)	1,032	(6,443)
Decrease (increase) in other assets	(1,475)	1,031	—
Increase in intangible assets	(22,019)	—	—
Increase in accounts payable and other current liabilities	30,373	2,049	3,059
Decrease in interest payable	(22,974)	(3,426)	(4,512)
Increase (decrease) in other liabilities	(13,078)	(2,048)	3,774
Decrease (increase) in derivative assets and liabilities	25,106	(30,614)	92,301

Net cash provided by operating activities	732,592	873,706	145,314

Cash Flows From Financing Activities
Borrowings on long-term debt	230,000	445,000	328,437
Repayments of long-term debt	(1,559,545)	(618,450)	(492,959)
Capital contributions from parent	1,385,000	—	300,000
Cash distributions to parent	(660,261)	(541,794)	(330,209)
Repayment of capital lease obligation	(110,956)	(103,927)	(54,954)
Premium paid on extinguishment of debt and financing costs	(108,758)	—	(6,577)

Net cash used in financing activities	(824,520)	(819,171)	(256,262)

Cash Flows From Investing Activities
Capital expenditures	(39,411)	(30,759)	(31,975)
Proceeds from sale of assets	543	3,779	9,131
Proceeds from sale of emission allowances	20,713	14,258	62,253
Decrease in restricted cash	1,000	2,083	7,953
Sale of short-term investments	—	—	20,000
Repayment of loan to affiliates	2,909	2,741	11,550

Net cash provided by (used in) investing activities	(14,246)	(7,898)	78,912

Net increase (decrease) in cash and cash equivalents	(106,174)	46,637	(32,036)
Cash and cash equivalents at beginning of period	170,755	124,118	156,154

Cash and cash equivalents at end of period	$64,581	$170,755	$124,118

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

       Midwest Generation is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Midwest Generation is a Delaware limited liability company formed on July 12, 1999 by the issuance of 100% of its membership interests to Edison Mission Midwest Holdings Co. for one hundred dollars. The amount outstanding for the membership interests is not reflected on the face of the Balance Sheet due to rounding to the nearest thousand. Midwest Generation was formed for the purpose of obtaining financing and acquiring, owning or leasing and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Illinois Plants, for the purpose of producing electric energy.

       As of December 31, 2007, Midwest Generation operated 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•
six coal-fired generating plants consisting of 5,471 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 305 MW.

       Midwest Generation has a contract with EMMT, a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. Midwest Generation also has a revolving credit agreement with EMMT in order to make revolving loans to, or have letters of credit issued on behalf of, EMMT, in order to provide credit support for forward contracts. EMMT purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf.

Basis of Presentation

       The consolidated financial statements include the accounts of Midwest Generation and its two subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

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

Cash Equivalents and Short-term Investments

       Cash equivalents include time deposits and other investments totaling $64.5 million and $170.6 million at December 31, 2007 and 2006, respectively, with original maturities of three months or less.

       At December 31, 2007 and 2006, Midwest Generation had no short-term investments. Midwest Generation sold all $20 million of its investments in auction rate securities in 2005.

Deferred Financing Costs

       Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs at December 31, 2007 and 2006 amounted to $0.6 million and $13.0 million, respectively. Amortization of deferred financing costs charged to operations was $2.6 million and $5.3 million in 2007 and 2006, respectively.

Derivative Instruments

       SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. Midwest Generation's coal contracts either do not qualify as derivatives under SFAS No. 133 or meet the normal sales and purchases exception. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The results of derivative activities are recorded as part of cash flows from operating activities in the accompanying consolidated statements of cash flows.

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

Income Taxes

       Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. The amount on the balance sheet associated with this tax-allocation agreement totaled $63.3 million at December 31, 2007 and $19.1 million at December 31, 2006 included in due to affiliates.

       Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Interest expense and penalties associated with income taxes are reflected in the caption "Provision for income taxes" on the consolidated statements of income. For further discussion of income taxes, see Note 6—Income Taxes.

Intangible Assets

       Intangible assets consist of emission allowances purchased by Midwest Generation. These emission allowances are stated at weighted average cost. Emission allowances do not have a pre-determined contractual term or expiration date.

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

Statement of Financial Accounting Standards No. 155—

       In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. The adoption of this standard had no effect on Midwest Generation's consolidated financial statements for the year ended December 31, 2007.

Accounting Principles Not Yet Adopted

FASB Staff Position FIN No. 39-1—

       In April 2007, the FASB issued FIN No. 39-1. FIN No. 39-1 amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. FIN No. 39-1 also states that under master netting arrangements if collateral is based on fair value, then it must be netted with the fair value of derivative assets/liabilities if an entity qualified and elected the option to net those amounts. Midwest Generation will adopt FIN No. 39-1 in the first quarter of 2008. The adoption of FIN No. 39-1 is not expected to have an impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 159—

       In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Midwest Generation will adopt this pronouncement in the first quarter of 2008. Since Midwest Generation elected not to report any current financial assets and liabilities at fair value, the adoption will not result in any cumulative-effect adjustment to accumulated deficit.

Statement of Financial Accounting Standards No. 157—

       In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation will adopt SFAS No. 157 in the first quarter of 2008. The adoption is not expected to result in any retrospective adjustment to its consolidated financial statements. The accounting requirements for employers' pension and other postretirement benefit plans is effective at the end of 2008. The effective date will be January 1, 2009 for ARO and other nonfinancial liabilities which are not measured or disclosed on a recurring basis (at least annually).

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives:

Power plant facilities	3 to 30 years
Emission allowances	25 to 33.75 years
Equipment, furniture and fixtures	3 to 7 years
Plant and equipment under lease financing	30-33.75 years

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

Restricted Cash

       Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted cash included in Midwest Generation's consolidated balance sheet, composed entirely of collateral reserves, was $3.3 million and $4.3 million at December 31, 2007 and 2006, respectively.

Revenue Recognition

       Midwest Generation records revenue and related costs as electricity is generated or services are provided unless Midwest Generation is subject to SFAS No. 133 and does not qualify for the normal sales and purchases exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, Midwest Generation records settlement of non-trading physical forward contracts on a gross basis. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues in the accompanying consolidated income statements. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

Note 2. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Losses and Prior Service Costs, Net(2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(110,290)	$—	$(110,290)
Change for 2006	163,157	—	163,157
SFAS No. 158 adjustments(1)	—	(5,190)	(5,190)

Balance at December 31, 2006	52,867	(5,190)	47,677
Change for 2007	(98,069)	6,588	(91,481)

Balance at December 31, 2007	$(45,202)	$1,398	$(43,804)

(1)
Represents adjustments to initially apply SFAS No. 158 discussed in Note 7—Compensation and Benefit Plans.

(2)
For further detail, see Note 7—Compensation and Benefit Plans.

       Unrealized losses on cash flow hedges, net of tax, at December 31, 2007, included unrealized losses on commodity hedges primarily related to futures and forward energy sales contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than the contract prices. As Midwest Generation's hedged positions are realized, $1.7 million, after tax, of the net unrealized losses on cash flow hedges at December 31, 2007 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $13.0 million, $1.5 million and $2.5 million during the years ended December 31, 2007, 2006 and 2005, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in Midwest Generation's consolidated income statements.

Note 3. Property, Plant and Equipment

       At December 31, 2007 and 2006, property, plant and equipment consisted of the following:

	2007	2006
	(in thousands)
Land	$33,209	$33,209
Power plant facilities	1,939,928	1,960,203
Emission allowances	834,203	834,203
Construction in progress	33,726	15,494
Equipment, furniture and fixtures	12,806	11,204
Plant and equipment under lease financing	1,349,783	1,356,430

	4,203,655	4,210,743
Less accumulated depreciation	1,094,431	990,409

Property, plant and equipment, net	$3,109,224	$3,220,334

       In connection with Midwest Generation's financing activities, Midwest Generation has given a first priority security interest in substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, the receivables of EMMT directly related to Midwest Generation's hedge activities, and the pledge of the intercompany notes from EME (approximately $1.4 billion at December 31, 2007). The amount of assets pledged or mortgaged totals approximately $2.8 billion at December 31, 2007. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged. Emission allowances have not been pledged.

       Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $42.2 million, $42.4 million and $42.6 million for 2007, 2006 and 2005, respectively. Accumulated amortization related to the leased facilities was $309.5 million and $268.8 million at December 31, 2007 and 2006, respectively.

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

       In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. This interpretation became effective as of December 31, 2005 for Midwest Generation. Midwest Generation identified conditional AROs related to asbestos removal and disposal costs at its owned buildings and power plant facilities and at retired structures leased at the Powerton Station, and recorded a $1.2 million, after tax, charge as a cumulative effect of a change in accounting. Midwest Generation has not recorded a liability related to the owned structures because it cannot reasonably estimate fair value of the obligation at this time. The range of time over which Midwest Generation may settle this obligation in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques.

       Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2007	2006	2005
	(in thousands)
Beginning balance	$4,020	$2,220	$291
Cumulative effect of accounting change	—	—	1,900
Liabilities settled during the period	(3,411)	(892)	—
Accretion expense	35	32	29
Change in estimates	—	2,660	—

Ending balance	$644	$4,020	$2,220

       The pro forma net income and liability impacts of adopting FIN 47 are immaterial.

Note 4. Long-Term Debt

Early Extinguishment of Debt

       On May 7, 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due May 15, 2017, $800 million of its 7.20% senior notes due May 15, 2019 and $700 million of its 7.625% senior notes due May 15, 2027. EME used a portion of the net proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $999.8 million of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($327.8 million) of its senior secured term loan facility. Midwest Generation recorded a pre-tax loss of $128.3 million ($78.8 million after tax) on early extinguishment of debt during the second quarter of 2007. Midwest Generation had $1 billion outstanding on its 8.75% second priority senior secured notes and $330 million outstanding on its senior secured term loan facility at December 31, 2006.

Credit Facility

       Midwest Generation maintains a $500 million working capital facility that matures in 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is LIBOR + 0.55%. Midwest Generation uses its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation can also support its hedging activities by granting liens to eligible hedge counterparties. As of December 31, 2007, Midwest Generation had no borrowings outstanding and $2.6 million of letters of credit had been utilized under its working capital facility. As of December 31, 2006, Midwest Generation had no borrowings outstanding and $4.6 million of letters of credit had been utilized under its working capital facility.

       The working capital facility has a first priority lien in a collateral package which consists of, among other things, substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, as well as the equity interests of Midwest Generation and its parent company, the intercompany notes entered into by EME and Midwest Generation in connection with the Powerton-Joliet sale-leaseback transaction, and the receivables of EMMT directly related to Midwest Generation's hedge activities.

Other Covenants

       Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2007, the debt to capitalization ratio was 0.23 to 1.

Fair Values of Non-Derivative Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivables and payables contained in Midwest Generation's consolidated balance sheet approximates fair value. The following table summarizes the carrying amounts and fair values for outstanding non-derivative financial instruments:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Instruments
Non-derivatives:
Long-term obligations	$—	$—	$1,329,546	$1,441,418

       In assessing the fair value of Midwest Generation's long-term obligations, Midwest Generation uses quoted market prices.

Note 5.    Risk Management and Derivative Financial Instruments

Commodity Price Risk Management

       Midwest Generation's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure to electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which represent the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EMMT uses "earnings at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure with respect to hedge positions at the Illinois Plants. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

       The following table summarizes the carrying amounts and fair values for outstanding financial instruments used for hedging activities. The change in fair value of electricity contracts in 2007 as compared to 2006 is attributable to the increase in average market prices for power as compared to contracted prices at December 31, 2007, which is the valuation date, causing the fair value of the contracts to become liabilities instead of assets.

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commodity price:
Electricity contracts	$(91,177)	$(91,177)	$93,983	$93,983

       In assessing the fair value of Midwest Generation's electricity contracts, Midwest Generation uses a variety of methods and assumptions based on market conditions and associated risks existing at each balance sheet date. The fair value of the electricity contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

       Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2007:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Non-qualifying hedges	$(13.9)	$28.7	$(16.5)
Ineffective portion of cash flow hedges	(11.2)	1.9	(1.8)

Total unrealized gains (losses)	$(25.1)	$30.6	$(18.3)

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

       The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See Note 4—Long-term Debt and Note 9—Related Party Transactions—EMMT Agreements.

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

       Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 49%, 67% and 75% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Moody's rates PJM's senior unsecured debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       Beginning in January 2007, Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 30% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2007. Commonwealth Edison's senior unsecured debt rating was downgraded below investment grade by S&P in June 2007 and by Moody's in March 2007.

Note 6. Income Taxes

       Income tax provision includes the current tax provision from operating income and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax asset (liability) were:

	Years Ended December 31,
	2007	2006
	(in thousands)
Deferred tax assets
Lease financing	$44,500	$38,909
Derivative assets	47,106	—
Accrued expenses	11,712	13,148
Credit carryforward	12,265	19,117
Net operating loss carryforward	2,583	98,315

Total	$118,166	$169,489

Deferred tax liabilities
Derivative liabilities	$1,302	$31,305
Property, plant and equipment—basis differences	168,552	123,625
Employee benefits	—	—
State taxes	—	(5,231)
Other	—	(3,096)

Total	169,854	146,603

Deferred tax asset (liability), net	$(51,688)	$22,886

Classification of accumulated deferred income taxes:
Included in current assets	$15,981	$—
Included in non-current assets	$—	$46,277
Included in current liabilities	$—	$23,391
Included in non-current liabilities	$67,669	$—

       Midwest Generation has no federal or California net operating loss carryforwards at December 31, 2007. In addition, Midwest Generation has $26 million of Illinois net operating loss carryforwards at December 31, 2007 which expire beginning in 2015. The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current
Federal	$128,292	$4,414	$11,414
State	19,022	1,686	2,149

Total current	$147,314	$6,100	$13,563

Deferred
Federal	$28,324	$130,808	$152,239
State	7,324	22,022	31,012

Total deferred	35,648	152,830	183,251

Provision for income taxes	$182,962	$158,930	$196,814

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Provision for federal income taxes at statutory rate	$170,246	$142,008	$174,702
Increase (decrease) in taxes from:
State tax, net of federal benefit	16,334	14,947	21,554
Other	(3,618)	1,975	558

Total provision for income taxes	$182,962	$158,930	$196,814

Effective tax rate	37.6%	39.2%	39.4%

Accounting for Uncertainty in Income Taxes

       The following table provides a reconciliation of unrecognized tax benefits:

(in thousands)
Balance, January 1, 2007	$21,255
Tax positions taken during the current year
Increases	209
Decreases	—
Tax positions taken during a prior year
Increases	—
Decreases	289

Balance, December 31, 2007	$21,175

       None of the unrecognized tax benefits as of December 31, 2007 and the date of adoption, if recognized, would affect the effective tax rate. The total amount of accrued interest and penalties was $1.6 million and $2.1 million as of December 31, 2007 and the date of adoption, respectively. Midwest Generation and its subsidiaries remain subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state authorities from 1994 to present. Midwest Generation continues its efforts to resolve open tax issues with the Internal Revenue Service and state authorities. It is reasonably possible that Midwest Generation could reach a settlement with the Internal Revenue Service to all or a portion of the unrecognized tax benefits through tax year 2002 within the next 12 months. Midwest Generation believes that it is reasonably possible that unrecognized tax benefits could be reduced by an amount up to $21 million within the next 12 months.

Note 7. Compensation and Benefit Plans

       Employees of Midwest Generation are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' base annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of base annual compensation. Employer contributions vest 20% per year. Contribution expense for the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $2.7 million and $2.6 million, respectively.

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

       The expected contributions (all by employer) for the plans are approximately $15.2 million for the year ended December 31, 2008. The amount is subject to change depending on the funded status at year-end and the tax deductible funding limitations.

       The fair value of plan assets is determined primarily by quoted market prices.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$95,984	$83,382
Service cost	11,945	11,651
Interest cost	5,344	4,445
Change in plan provision	(5)	—
Actuarial gain	(9,446)	(2,314)
Benefits paid	(1,716)	(1,180)

Projected benefit obligation at end of year	$102,106	$95,984

Change in plan assets
Fair value of plan assets at beginning of year	$65,299	$49,638
Actual return on plan assets	5,729	8,409
Employer contributions	10,017	8,432
Benefits paid	(1,716)	(1,180)

Fair value of plan assets at end of year	$79,329	$65,299

Funded status at end of year	$(22,777)	$(30,685)

Amounts recognized in consolidated balance sheets:
Long-term liabilities	$22,777	$30,685
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$1,837	$2,073
Net loss (gain)	(10,867)	741
Accumulated benefit obligation at end of year	$86,762	$80,260
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$102,106	$95,984
Accumulated benefit obligation	86,762	80,260
Fair value of plan assets	79,329	65,299
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.25%	5.75%
Rate of compensation increase	5.0%	5.0%

  Expense components and other recognized in other comprehensive income (loss)

       Expense components:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$11,945	$11,651	$12,143
Interest cost	5,344	4,445	3,746
Expected return on plan assets	(5,103)	(3,934)	(3,002)
Net amortization	65	231	507

Total expense	$12,251	$12,393	$13,394

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

Year Ended December 31, 2007
(in thousands)
Net gain	$(11,319)
Prior service credit	(236)
Amortization of prior service credit	(231)
Amortization of net gain	166

Total in other comprehensive loss	$(11,620)

Total in expense and other comprehensive loss	$631

       The estimated amortization amounts reclassified from other comprehensive loss for 2008 are $230,000 for prior service costs and $(211,000) for net gain.

	Years Ended December 31,
	2007	2006	2005
Weighted-average assumptions:
Discount rate	5.75%	5.5%	5.5%
Rate of compensation increase	5.0%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

       The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending December 31,	(in thousands)
2008	$2,263
2009	3,010
2010	3,907
2011	5,121
2012	6,450
2013-2017	57,141

       Asset allocations are:

		December 31,
	Target for 2008
		2007	2006
United States equity	45%	47%	47%
Non-United States equity	25%	25%	26%
Private equity	4%	2%	2%
Fixed income	26%	26%	25%

Postretirement Benefits Other Than Pensions

       A portion of Midwest Generation's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by Midwest Generation. Eligibility depends on a number of factors, including the employee's hire date.

       The expected contributions (all by the employer) for the postretirement benefits other than pensions trust are $0.5 million for the year ended December 31, 2008. This amount is subject to change depending on the funded status at year-end and the tax deductible funding limitations.

       Information on non-union plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$26,833	$25,162
Service cost	706	656
Interest cost	1,745	1,436
Actuarial loss (gain)	1,288	(76)
Benefits paid	(438)	(345)

Benefit obligation at end of year	$30,134	$26,833

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	438	345
Benefits paid	(438)	(345)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(30,134)	$(26,833)

Amounts recognized in consolidated balance sheets:
Long-term liabilities	$30,134	$26,833
Amounts recognized in accumulated other comprehensive income (loss):
Prior service credit	$(2,513)	$(3,228)
Net loss	9,252	8,903
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.25%	5.75%
Assumed health care cost trend rates:
Rate assumed for following year	9.25%	9.25%
Ultimate rate	5.0%	5.0%
Year ultimate rate reached	2015	2011

  Expense components and other recognized in other comprehensive income (loss)

       Expense components:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$706	$656	$582
Interest cost	1,745	1,436	1,288
Amortization of prior service costs	(715)	(715)	(715)
Amortization of net loss	939	763	652

Total expense	$2,675	$2,140	$1,807

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

Year Ended December 31, 2007
(in thousands)
Net loss	$349
Prior service cost	715
Amortization of prior service cost	715
Amortization of net loss	(939)

Total in other comprehensive loss	$840

Total in expense and other comprehensive loss	$3,515

       The estimated amortization amounts reclassified from other comprehensive loss for 2008 are $(715,000) for prior service credit and $612,000 for net loss.

	Years Ended December 31,
	2007	2006	2005
Weighted-average assumptions used to determine expense:
Discount rate	5.75%	5.5%	5.75%
Assumed health care cost trend rates:
Current year	9.25%	10.25%	10.0%
Ultimate rate	5.0%	5.0%	5.0%
Year ultimate rate reached	2015	2011	2010

       Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2007 by $5.0 million and annual aggregate service and interest costs by $0.4 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2007 by $4.3 million and annual aggregate service and interest costs by $0.4 million.

       The following benefit payments are expected to be paid:

Year ended December 31,	Before Subsidy	Net
	(in thousands)
2008	$547	$547
2009	673	673
2010	831	830
2011	1,046	1,043
2012	1,277	1,270
2013-2017	10,059	9,898

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

•
Fixed Income: Fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

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

Note 8. Commitments and Contingencies

Lease Commitments

       Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily railcars, with termination option dates in various years through 2020.

       At December 31, 2007, the future operating and lease financing commitments were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in thousands)
2008	$16,908	$184,930
2009	14,321	184,941
2010	13,682	169,973
2011	12,844	151,316
2012	12,160	151,310
Thereafter	47,107	638,997

Total future commitments	$117,022	$1,481,467

Amount representing interest		451,663

Net commitments		$1,029,804

       Operating lease expense amounted to $19.7 million, $18.6 million and $18.0 million in 2007, 2006 and 2005, respectively.

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

Capital Improvements

       At December 31, 2007, Midwest Generation had firm commitments to spend approximately $43.4 million on capital expenditures in 2008 primarily related to superheater tubes replacement, generator stator rewinds, 4kV switchgear and environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Calumet Energy Team Contract

       Midwest Generation is a party to a long-term power purchase contract with Calumet Energy Team LLC. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs. These minimum commitments are currently estimated to aggregate $12.8 million in the next four years, summarized as follows: 2008—$4.0 million; 2009—$4.1 million; 2010—$4.3 million; and 2011—$0.4 million.

Fuel Supply Contracts

       At December 31, 2007, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $487.9 million in the next five years, summarized as follows: 2008—$194.5 million; 2009—$134.8; 2010—$140.3 million; 2011—$9.1 million; and 2012—$9.2 million.

Coal Transportation Agreements

       At December 31, 2007, Midwest Generation had contractual commitments for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers) which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $557.9 million in the next three years, summarized as follows: 2008—$234.3 million; 2009—$160.2 million; and 2010—$163.4 million.

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

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2009. Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 207 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2007. Midwest Generation had recorded a $54.5 million and $64.6 million liability at December 31, 2007 and 2006, respectively, related to this matter.

       Midwest Generation engaged an independent actuary in 2004 to complete an estimate of future losses. Based on the actuary's analysis, Midwest Generation recorded an undiscounted liability for its indemnity for future asbestos claims through 2045. During the fourth quarter of 2007, the actuary report was updated and the liability reduced by $9 million. In calculating future losses, the actuary made various assumptions, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2044.

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

Contingencies

FERC Notice Regarding Investigatory Proceeding against EMMT

       In October 2006, EMMT was advised by the enforcement staff at the FERC that it is prepared to recommend that the FERC initiate a formal investigatory proceeding and seek monetary sanctions against EMMT for alleged violation of the EPAct 2005 and the FERC's rules regarding market behavior, all with respect to certain bidding practices previously employed by EMMT. EMMT is engaged in discussions with the staff to explore the possibility of resolution of this matter. Discussions to date have been constructive and may lead to a settlement agreement acceptable to both parties. Should these discussions not result in a settlement and a formal proceeding commenced, EMMT will be entitled to contest any alleged violations before the FERC and an appropriate court. EMMT has advised Midwest Generation that EMMT believes that it has complied with all applicable laws and regulations in the bidding practices that it employed, and intends to contest vigorously any allegation of violation.

Settlement with Illinois Attorney General

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

       Legal actions, including a complaint at the FERC by the Illinois Attorney General and two class action lawsuits, were instituted against successful participants in the 2006 Illinois power procurement auction, including EMMT. On July 24, 2007, Midwest Generation and EMMT, along with other power generation companies and utilities, entered into a settlement agreement with the Illinois Attorney General. Enacting legislation for the settlement was signed on August 28, 2007.

       As part of the settlement, Midwest Generation agreed to pay $25 million over three years toward approximately $1 billion in utility customer rate relief and startup costs of the new Illinois Power Agency. The remainder is to be funded by subsidiaries of Exelon Corporation, subsidiaries of Ameren, Dynegy Holdings Inc., and Mid-American Energy Company. Also as part of the settlement, all auction-related complaints filed by the Illinois Attorney General at the FERC, the Illinois Commerce Commission and in the Illinois courts were dismissed and the legislature enacted a rate relief plan.

       Midwest Generation made a payment of $7.5 million in September 2007 and is obligated to make monthly payments of $750,000 beginning in January 2008 and continuing until the total commitment has been funded. These payments are non-refundable; however, Midwest Generation's obligations to make the monthly payments will cease if, at any time prior to December 2009, Illinois imposes an electric rate freeze or an additional tax on generators. Midwest Generation records the payments made under this agreement as an expense when paid.

Potential Environmental Proceeding

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and

Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations or financial position.

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

Environmental Matters and Regulations

Introduction

       The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which Midwest Generation conducts its businesses and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that Midwest Generation's financial position and results of operations would not be materially adversely affected. Midwest Generation is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements.

       Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital or operational expenditures. If Midwest Generation fails to comply with applicable environmental laws, it may be subject to injunctive relief or penalties and fines imposed by federal and state regulatory authorities.

Air Quality Regulation

       The federal CAA, state clean air acts, and federal and state regulations implementing such statutes have substantial impacts on power generation facilities, particularly coal-fired plants. Federal environmental regulations require reductions in emissions beginning in 2009 and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which Midwest Generation conducts its business, and is expected to require Midwest Generation to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia and is intended to address ozone and fine particulate matter attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current CAA Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

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

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in rule language, called the CPS, and Midwest Generation's obligations under the agreement were conditioned upon the formal adoption of the CPS as a rule. On January 5, 2007, the Illinois EPA and Midwest Generation jointly filed the CPS in the pending state rulemaking related to the Illinois SIP for the CAIR. The CPS became final upon publication in the Illinois Register, which took place on September 7, 2007. Midwest Generation believes that the CPS will provide greater predictability with respect to the timing and amount of emissions reductions that will be required of the Illinois Plants for these pollutants through 2018.

       Under the agreement, Midwest Generation will be required to achieve specified emissions reductions through a combination of environmental retrofits or unit shutdowns. The agreement contemplates three phases with each phase relating to one of the pollutants involved. Capital expenditures will be required for each phase.

       The first phase involves installing activated carbon injection technology in 2008 and 2009 for the removal of mercury, a technology which Midwest Generation has been testing at some of its plants. Capital expenditures relating to these controls are currently estimated to be approximately $60 million.

       The second phase requires the installation of additional controls by the end of 2011 to further reduce NOX emissions from units to be determined by Midwest Generation in order to achieve an agreed-on fleetwide level of NOX emissions per million Btu. Capital expenditures for these controls have been previously estimated (in 2006 dollars) to be approximately $450 million. See further discussion below regarding updating the estimated costs of completing environmental improvements.

       During the third phase of the plan, the focus will be on the reduction of SO2 emissions. Midwest Generation will be required either to place controls on several units at the Illinois Plants between 2012 and 2018 for this purpose or to remove the units from service. Midwest Generation will consider many factors in making this choice including, among others, an assessment of the cost and performance of environmental technologies and equipment, the remaining estimated useful life of each affected unit and the market outlook for the prices of various commodities including electrical energy and capacity, coal and natural gas. In view of the many factors involved, Midwest Generation has not yet determined what actions it may take at each affected unit to provide for optimal compliance with the agreement during the third phase. Additional capital expenditures during the third phase of the plan have been previously estimated (in 2006 dollars) as being in the range of approximately $2.2 billion to $2.9 billion, depending on the number of units on which controls are placed versus the number which are removed from service.

       On May 30, 2006, the Illinois EPA submitted a proposed regulation to the Illinois Pollution Control Board (PCB) to implement the Illinois SIP required for compliance with the CAIR. The Illinois CAIR rule became final upon publication in the Illinois Register, which took place on September 7, 2007. Because the CPS involves mercury emissions, the US EPA has moved the CPS from the Illinois CAIR SIP to the Illinois CAMR SIP, which was pending final action by the US EPA prior to the February 8, 2008 U.S. Court of Appeals decision vacating the federal CAMR, discussed below. The US EPA approved the Illinois CAIR SIP (without the CPS included) effective as of December 17, 2007.

Mercury Regulation

       By means of a rule published in May 2005, the US EPA established the CAMR, which created the framework for a national, market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants to a national cap of 38 tons by 2010 and to 15 tons by 2018, primarily through reductions in mercury achieved by lowering SO2 and NOX emissions under the CAIR. States were allowed, but not required, to join the trading program by adopting the CAMR model trading rules. States retained the right to promulgate alternative regulations equivalent to or more stringent than the CAMR cap-and-trade program, as long as the regulations were approved by the US EPA.

       At the time that it published the CAMR, the US EPA also published a second rule, formally rescinding its previous finding that mercury emissions from electrical generating facilities had to be regulated as a hazardous air pollutant pursuant to Section 112 of the CAA, which would have imposed technology-based standards on emission sources. Both the CAMR and US EPA's decision to remove oil and coal-fired plants from the list of sources to be regulated under Section 112 of the CAA were challenged in the U.S. Court of Appeals for the D.C. Circuit by various environmental groups and state attorneys general.

       On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated both rules and remanded the matter to the US EPA. As a result, until the US EPA takes further action in response to the remand, coal-fired electric generating facilities continue to be sources subject to regulation under Section 112 of the CAA and will be obligated to comply, on a case-by-case basis, with technology-based standards to control emissions of hazardous air pollutants (not necessarily limited to mercury) in accordance with the requirements of Section 112. As described below, the Illinois Plants are already subject to significant unit-specific mercury emission reduction requirements under Illinois law. Midwest Generation is assessing the potential impact of this decision on the Illinois regulations, including whether these regulations will turn out to be more or less stringent than case-by-case maximum achievable control technology (also known as MACT) standards or MACT standards that may eventually be promulgated by the US EPA.

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

       Midwest Generation's CPS supersedes this rule for the Illinois Plants. The CPS requires installation of activated carbon injection technology for the removal of mercury on all Midwest Generation units by July 2009 (except for three units to be shut down by the end of 2010), prohibits participation in the federal cap-and-trade program, and requires a 90% removal of mercury by unit by the end of 2015.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       On July 11, 2007 the US EPA issued a proposed rule to make revisions to the primary and secondary national ambient air quality standards for ozone. With regard to the primary standard for ozone, the US EPA proposes to reduce the level of the 8-hour standard to a level within the range of 0.070 to 0.075 parts per million (ppm). The US EPA solicited comment on alternative levels down to 0.060 ppm and up to and including retaining the current 8-hour standard of 0.08 ppm (effectively 0.084 ppm using current data rounding conventions). The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

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

       During 2004, the Illinois Plants stayed within their NOX allocations by augmenting their allocation with early reduction credits generated within the fleet. In 2005, the Illinois Plants used banked allowances, along with some purchased allowances, to stay within their NOX allocations. In 2006 and 2007, the Illinois Plants used purchased allowances to stay within their NOX allocations. Midwest Generation plans to continue to purchase allowances as it implements the agreement it reached with the Illinois EPA.

       The Illinois EPA has begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates with the intent of bringing non-attainment areas, such as Chicago, into attainment. The SIPs are expected to deal with all emission sources, not just power generators, and to address emissions of NOX, SO2, and volatile organic compounds. The SIP for 8-hour ozone was to be submitted to the US EPA by June 15, 2007, but is currently expected to be submitted in early 2008. The SIP for fine particulates is to be submitted to the US EPA by April 5, 2008.

       The CPS requires Midwest Generation to install air pollution controls that will contribute to attainment with the ozone and fine particulate matter per National Ambient Air Quality Standards. Midwest Generation expects, but cannot guarantee, that the reductions required under the agreement and the CPS will be sufficient for compliance with future ozone and particulate matter regulations. See "—Clean Air Interstate Rule" for further discussion.

Regional Haze

       In July 1999, the US EPA published the "Regional Haze Rule" to reduce haze and protect visibility in designated federal areas. The goal of the 1999 rule is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install best available retrofit technology (BART) or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze on June 15, 2005. States were required to revise their SIPs by December 2007 to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR. However, until the SIPs are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

       The CPS, discussed above in "—Clean Air Interstate Rule," addresses emissions reductions at BART affected sources.

New Source Review Requirements

       Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address CAA NSR compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at a facility. The US EPA's strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative notices of violation to a number of power plant owners alleging NSR violations.

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois Plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the CAA NSR requirements. On July 28, 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to the same plants. In a request dated February 1, 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation has provided responses to these requests. On August 3, 2007, Midwest Generation received a NOV from the US EPA alleging that Midwest Generation and Commonwealth Edison violated various provisions of the NSR rules as well as state air regulations. See "—Commitments and Contingencies—Contingencies—Potential Environmental Proceeding" for further discussion.

Water Quality Regulation

       Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of storm water flows from certain facilities. The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation is to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study was required when applying for a new or renewed National Pollutant Discharge Elimination System (NPDES) wastewater discharge permit. If one could demonstrate that the costs of meeting the presumptive standards set forth in the regulation were significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis could be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

       On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. EME had begun to collect impingement and entrainment data at its potentially affected Midwest Generation facilities in Illinois to begin the process of determining what corrective actions might need to be taken under the previous rule, and those activities are continuing. Although the rule to be generated in the new rulemaking process could have a material impact on Midwest Generation's operations, its compliance criteria have not yet been finalized, and Midwest Generation cannot reasonably determine the financial impact at this time.

       On October 26, 2007, the Illinois EPA filed a proposed rule with the Illinois PCB that would establish more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. Midwest Generation's Fisk, Crawford, Joliet and Will County stations all use water from the affected waterways for cooling purposes and the rule, if implemented, is expected to affect the manner in which those stations use water for station cooling.

       The proposed rule will be the subject of an administrative proceeding before the Illinois PCB and must be approved by the Illinois PCB and the Illinois Joint Committee on Administrative Rules. Following state adoption and approval, the US EPA also must approve the rule. Hearings began on January 28, 2008, and Midwest Generation is a party in those proceedings. At this time, it is not possible to predict the final form of the rule, how it would impact the operation of the affected stations, or the possible compliance costs or liability.

Hazardous Substances and Hazardous Waste Laws

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

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $3.4 million at December 31, 2007 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Climate Change

Federal Legislative Initiatives

       To date, the United States has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in the current session of the U.S. Congress that would reduce GHG emissions in the U.S. Enactment of climate change legislation within the next several years may occur. However, there is still significant uncertainty about the cost of complying with any future GHG emission requirements. These costs will depend upon many factors, including the required levels of GHG emission reductions, the timing of those reductions, whether emission credits will be allocated with or without cost to existing generators, and whether flexible compliance mechanisms, such as a GHG offset program similar to those sanctioned under the CAA for conventional pollutants, will be part of the policy.

       In most of the federal proposals to date, emission allowances would be allocated and distributed without cost in the early years of the emission reduction program, followed by decreasing free allocations and increasing auctions of allowances. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. At this point, Midwest Generation is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on Midwest Generation.

Regional Legislative Initiatives

       On November 15, 2007, Illinois became a party to the Midwestern Accord, in which six of the thirteen states in the Midwestern Governors' Association including Illinois, Iowa, Kansas, Michigan, Minnesota, and Wisconsin and the Province of Manitoba, have agreed to seek to develop regional GHG emission reduction goals within one year, and to develop a multi-sector cap-and-trade program to achieve these goals. The accord called for such a program to be implemented in 30 months. On February 19, 2008, the six participating states announced that they will complete a model rule by the end of 2008 that will create the framework for the cap-and-trade program. Once this model rule has been drafted, each of the participating states could adopt the program through legislative action, executive order or other appropriate means. In February 2007, prior to the development of the Midwestern Accord, Illinois Governor Blagojevich announced a goal to reduce Illinois' GHG emissions to 1990 levels by 2020 and to 60% below 1990 levels by 2050.

       Implementing regulations for regional initiatives may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislative system would preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. If state and/or regional initiatives are allowed to stand together with federal legislation, generators could be required to purchase allowances to satisfy their state and federal compliance obligations.

Litigation Developments

       The speed with which federal regulations and legislation will be adopted will depend in part on decisions rendered in climate change litigation pending before several federal and state courts and the US EPA's response to those decisions. For example, on April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate GHG emissions of new motor vehicles under the CAA and that it has a duty to (i) determine whether GHG emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the CAA related to emissions of motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators, and there is litigation pending in the D.C. Circuit Court of Appeals, Coke Oven Task Force v. Environmental Protection Agency, in which the holding in Massachusetts v. Environmental Protection Agency, et al., may be applied to stationary sources such as power plants.

       In 2004, several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Midwest Generation was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the Second Circuit. In another case brought in April 2006, private citizens filed a complaint in the federal court in Mississippi against numerous defendants, including several electric utilities, arguing that emissions from the defendants' facilities contributed to climate change and seeking monetary damages related to the 2005 hurricane season. In August 2007, the court dismissed the case entirely. The plaintiffs have appealed this dismissal in the Fifth Circuit Court of Appeals.

       On October 18, 2007, the Kansas Department of Health and Environment rejected a permit to construct two proposed coal-fired electrical generators based on the impact to health and the environment arising from the proposed units' emissions of carbon dioxide. This was the first reported rejection of a proposed coal plant permit based on a clean air statute. This decision has been appealed. In addition, there are a number of pending cases in which environmental groups are arguing that air permits for the construction of major coal-fired generating facilities cannot be issued unless the permits include best available control technology to control carbon dioxide emissions. The US EPA has taken the position that such controls are not required until it finalizes regulations relating to carbon dioxide emissions.

       The ultimate outcome of the climate change debate could have a significant economic effect on Midwest Generation. Any legal obligation that would require Midwest Generation to reduce substantially its emissions of carbon dioxide or that would impose additional costs or charges for the emission of carbon dioxide could have a materially adverse effect on Midwest Generation. Midwest Generation will continue to monitor the federal, regional and state developments relating to regulation of GHG emissions to determine their impact on its operations. Requirements to reduce emissions of carbon dioxide and other GHG emissions could significantly increase the cost of generating electricity from fossil fuels, especially coal, as well as the cost of purchased power.

Note 9. Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, pursuant to which Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. The loans and letters of credit provide credit support for forward contracts entered into by EMMT related to the Illinois Plants. Midwest Generation had provided $53.9 million and $43.5 million to EMMT as of December 31, 2007 and 2006, respectively, which EMMT used to provide credit support for forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation earned interest income of $2.2 million and $2.1 million during 2007 and 2006, respectively. The maximum amount of available credit under the agreement is $500 million.

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

       The net fees earned by EMMT were $1.3 million, $1.0 million, $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Midwest Generation had receivables due from EMMT of $107.5 million and $104.4 million at December 31, 2007 and 2006, respectively.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration received (paid) by Midwest Generation was $(6.6) million, $6.6 million and $54.7 million during 2007, 2006 and 2005, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation paid a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The agreement terminated during 2006. The amount billable under this agreement for the service fee for each of the years ended December 31, 2006 and 2005 was $1.1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $112.6 million, $112.9 million and $113.1 million during 2007, 2006 and 2005, respectively.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Costs incurred for these programs, payroll funding, and other services during the years ended December 31, 2007, 2006 and 2005 were $134.2 million, $125.0 million and $125.7 million, respectively. Midwest Generation had a net payable of $5.1 million and a net receivable of $0.3 million at December 31, 2007 and 2006, respectively, due to/from Edison International related to these programs.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       Midwest Generation EME and Midwest Generation entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2007, 2006 and 2005 were $13.2 million, $12.3 million and $13.1 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2007, 2006 and 2005 were $9.6 million, $7.1 million and $6.9 million, respectively.

       Midwest Generation had payables of $2.1 million and $1.5 million due to Midwest Generation EME at December 31, 2007 and 2006 related to these agreements.

Note 10. Supplemental Statements of Cash Flows Information

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid (received)
Interest	$135,418	$200,568	$206,893
Income taxes	$(3,250)	$—	$—
Non-cash financing activities
Reduction in affiliate debt due to tax-allocation agreement offset	$—	$3,250	$—

Note 11. Quarterly Financial Data (unaudited)

2007	First	Second		Third(i)	Fourth	Total
	(in thousands)
Operating revenues	$431,408	$333,711		$448,551	$365,593	$1,579,263
Operating income	192,814	88,231		206,844	119,905	607,794
Provision (benefit) for income taxes	67,097	(17,931)		84,588	49,208	182,962
Net income (loss)	108,563	(23,401	)(ii)	135,317	82,977	303,456
2006	First	Second		Third(i)	Fourth	Total
Operating revenues	$345,984	$266,262		$438,065	$348,581	$1,398,892
Operating income	130,824	25,856		201,170	131,284	489,134
Provision for income taxes	43,166	969		69,818	44,977	158,930
Net income	66,818	1,600		110,295	68,095	246,808

(i)
Reflects Midwest Generation's seasonal pattern, in which a significant amount of earnings were recorded in the third quarter of the year.

(ii)
Reflects a $128.3 million pre-tax ($78.8 million, after tax) loss on early extinguishment of debt related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

PART III

ITEM 10.    MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       Omitted pursuant to General Instruction I.(2)(c).

Code of Business Conduct and Ethics for Principal Officers

       The Edison International Ethics and Compliance Code is applicable to all directors, officers and employees of Edison International and its majority-owned subsidiaries, including Midwest Generation. The Code is available on the Internet website maintained by Midwest Generation's ultimate parent, Edison International, at www.edisonethics.com and is available in print without charge upon request from Edison International's Corporate Secretary. Any amendments or waivers of Code provisions for Midwest Generation's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International's Internet website at www.edisonethics.com.

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

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2007 and December 31, 2006, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries ($000)
	2007	2006
Audit Fees	$683	$787
Audit Related Fees	—	—
Tax Fee	—	—
All Other Fees	—	—

       The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International

Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The Committee has delegated such pre-approval responsibilities to the Committee Chair. The independent auditors must assure that all audit and non-audit services provided to Midwest Generation and its subsidiaries have been approved by the Edison International Audit Committee.

       During the fiscal year ended December 31, 2007, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

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
3.1
Limited Liability Company Agreement of Midwest Generation, LLC, effective as of July 12, 1999, incorporated by reference to Exhibit 3.3 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
4.11.1
Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.11 hereto, incorporated by reference to Exhibit 4.12.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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
4.12.1
Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.12 hereto, incorporated by reference to Exhibit 4.13.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.13
Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.13.1
Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.13 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.14
Indenture, dated as of April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.14.1
Supplemental Indenture, dated as of March 1, 2006, among Midwest Generation Procurement Services, LLC, Midwest Generation, LLC, and Midwest Finance Corp., and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.4.1 to Midwest Generation LLC's Form 10-Q for the quarter ended June 30, 2006.

4.15
Collateral Trust Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Pledgors from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, The Bank of New York, as Trustee, and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.16
Security Agreement, dated as of April 27, 2004, between Midwest Generation, LLC and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.17
Pledge Agreement, dated as of April 27, 2004, between Midwest Generation EME, LLC and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.6 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.18
Pledge Agreement, dated as of April 27, 2004, between Edison Mission Midwest Holdings Co. and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.7 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.19
Security Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.8 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.20
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Joliet No. 9—Station No. 6 and Joliet Peaking Unit), incorporated by reference to Exhibit 4.9 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.21
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC and Chicago Title Land Trust Company to Wilmington Trust Company, as Collateral Trustee (Will County Facility), incorporated by reference to Exhibit 4.10 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.22
Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Calumet Facility), incorporated by reference to Exhibit 4.11 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.22.1
Schedule identifying substantially identical agreements to Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement constituting Exhibit 4.22 hereto, incorporated by reference to Exhibit 4.11.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
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
10.4
Credit Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Lenders referred to therein, the Issuing Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 4.3 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.4.1
First Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein), dated as of April 18, 2005 among Midwest Generation, LLC, the Lenders referred to therein the Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.4.2
Second Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein), dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.6.2 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
10.4.3
Third Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein), dated June 29, 2007, among Midwest Generation, LLC and the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended June 30, 2007.
10.5
Accession Agreement, dated as of April 18, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by referenced to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.5.1
Accession Agreement dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.7.1 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.

10.6
Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
10.7
Amended and Restated Master Purchase, Sale and Services Agreement, entered into on April 27, 2004, between Midwest Generation, LLC and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.8
Support Services Agreement, dated as of August 7, 2000, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.9
Management and Administration Agreement, effective as of April 27, 2004, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.10
Revolving Credit Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC, as Lender, incorporated by reference to Exhibit 10.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.10.1
Amendment One to Revolving Credit Agreement, dated as of August 30, 2005, by and between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC as Lender, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 31, 2005.
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

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	February 27, 2008

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Manager and President (Principal Executive Officer)	February 27, 2008
/s/ W. James Scilacci W. James Scilacci	Manager and Vice President (Principal Financial Officer)	February 27, 2008
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	February 27, 2008
/s/ Steven D. Eisenberg Steven D. Eisenberg	Manager and Vice President	February 27, 2008

QuickLinks

TABLE OF CONTENTS
GLOSSARY
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
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  MARKET RISK EXPOSURES
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
MIDWEST GENERATION, LLC REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF INCOME (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED BALANCE SHEETS (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note 5. Risk Management and Derivative Financial Instruments
PART III
  ITEM 10. MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  SIGNATURES