Form 10-Q
period 2008-03-31
MIDWEST GENERATION LLC
filed 2008-05-08
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Number of units outstanding of the registrant's Membership Interests as of May 8, 2008: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

ii

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Revenues from Marketing Affiliate	$468	$431
Operating Expenses
Fuel	118	109
Gain on sale of emission allowances	(1)	—
Plant operations	94	89
Depreciation and amortization	36	36
Gain on buyout of contract and sale of assets (Note 6)	(16)	—
Administrative and general	6	4

Total operating expenses	237	238

Operating income	231	193

Other Income (Expense)
Interest and other income	35	30
Interest expense	(22)	(47)

Total other income (expense)	13	(17)

Income before income taxes	244	176
Provision for income taxes	92	67

Net Income	$152	$109

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Income	$152	$109
Other comprehensive loss, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding losses arising during period, net of income tax benefit of $54 million and $56 million for the three months ended March 31, 2008 and 2007, respectively	(85)	(89)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $2 million and $(2) million for the three months ended March 31, 2008 and 2007, respectively	(3)	3

Other comprehensive loss	(88)	(86)

Comprehensive Income	$64	$23

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$126	$65
Due from affiliates	176	108
Fuel inventory	70	69
Spare parts inventory	24	23
Loans to affiliate for margin deposits	105	54
Interest receivable from affiliate	28	56
Derivative assets	4	3
Deferred taxes	73	16
Intangible assets	3	3
Other current assets	17	12

Total current assets	626	409

Property, Plant and Equipment	4,221	4,204
Less accumulated depreciation	1,131	1,095

Net property, plant and equipment	3,090	3,109

Notes receivable from affiliate	1,354	1,356
Long-term derivative assets	—	3
Long-term intangible assets	25	19
Other assets	14	16

Total Assets	$5,109	$4,912

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$34	$29
Book overdrafts	5	2
Accrued liabilities	87	95
Due to affiliates	120	82
Interest payable	16	34
Derivative liabilities	168	29
Current portion of lease financing	122	118

Total current liabilities	552	389

Lease financing, net of current portion	850	912
Long-term obligations	75	—
Deferred taxes	74	68
Long-term derivative liabilities	77	68
Benefit plans and other long-term liabilities	135	158

Total Liabilities	1,763	1,595

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,552	3,587
Accumulated deficit	(74)	(226)
Accumulated other comprehensive loss	(132)	(44)

Total Member's Equity	3,346	3,317

Total Liabilities and Member's Equity	$5,109	$4,912

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$152	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	38
Gain on buyout of contract and sale of assets	(16)	—
Gain on sale of emission allowances	(1)	—
Deferred taxes	6	(5)
Decrease (increase) in due to/from affiliates	(30)	38
Decrease (increase) in inventory	(2)	3
Increase in loans to affiliate for margin deposits	(51)	(22)
Decrease in interest receivable from affiliate	28	28
Decrease (increase) in other current assets	(5)	2
Decrease in other assets	2	—
Increase in intangible assets	(6)	(1)
Increase in accounts payable and other current liabilities	—	4
Increase (decrease) in interest payable	(18)	2
Decrease in other liabilities	(10)	(1)
Decrease in derivative assets and liabilities	5	22

Net cash provided by operating activities	91	217

Cash Flows From Financing Activities
Borrowings on long-term debt	75	30
Repayments of long-term debt	—	(31)
Cash distributions to parent	(35)	(117)
Repayment of capital lease obligation	(58)	(55)

Net cash used in financing activities	(18)	(173)

Cash Flows From Investing Activities
Capital expenditures	(17)	(7)
Proceeds from sale of assets	1	—
Proceeds from sale of emission allowances	2	—
Repayment of loan to affiliate	2	1

Net cash used in investing activities	(12)	(6)

Net increase in cash and cash equivalents	61	38
Cash and cash equivalents at beginning of period	65	171

Cash and cash equivalents at end of period	$126	$209

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        Midwest Generation's significant accounting policies are described in Note 1 to its consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2008 as discussed below in "—New Accounting Pronouncements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation. Included in interest and other income on Midwest Generation's consolidated statements of income is $29 million for the three months ended March 31, 2008 and 2007 related to interest income from affiliates.

New Accounting Pronouncements

Accounting Principles Adopted

FASB Staff Position FIN No. 39-1—

        In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. Midwest Generation adopted FIN No. 39-1 effective January 1, 2008. The adoption of FIN No. 39-1 had no effect on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 159—

        In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115," which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Midwest Generation adopted this pronouncement effective January 1, 2008. The adoption had no impact because Midwest Generation did not make an optional election to report additional financial assets and liabilities at fair value.

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustment to its consolidated financial statements. The accounting requirements for employers' pension and other postretirement benefit plans are effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for nonfinancial assets and liabilities which are measured or disclosed on a non-recurring basis. For further discussion see Note 2—Fair Value Measurements.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards No. 161—

        In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. Midwest Generation will adopt SFAS No. 161 in the first quarter of 2009. SFAS No. 161 will impact disclosures only and will not have an impact on Midwest Generation's consolidated results of operations, financial condition or cash flows.

Note 2. Fair Value Measurements

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price" in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk.

        The standard establishes a hierarchy for fair value measurements. Financial assets and liabilities carried at fair value on a recurring basis are classified and disclosed in the three categories outlined below:

  •
  Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

  •
  Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

  •
  Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal company analysis.

        Midwest Generation's assets and liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts).

        Level 1 includes derivatives that are exchange traded. The fair values are determined using quoted exchange transaction market prices.

        Level 2 includes non-exchange traded derivatives using over-the-counter markets. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. The majority of Level 2 derivatives are entered into for hedging purposes.

        Level 3 includes derivatives that trade infrequently such as firm transmission rights and over-the-counter derivatives at illiquid locations. Where Midwest Generation does not have observable market prices, Midwest Generation believes that transaction price is the best estimate of fair value at inception. For illiquid firm transmission rights, Midwest Generation reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when Midwest Generation concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on hypothetical sale of illiquid positions.

        In circumstances where Midwest Generation cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, Midwest Generation continues to assess valuation methodologies used to determine fair value.

        When appropriate, valuations are adjusted for various factors including liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

        The following table sets forth Midwest Generation's financial assets and liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total at March 31, 2008
	(in millions)
Assets at Fair Value
Derivative contracts	$—	$3	$1	$4
Liabilities at Fair Value
Derivative contracts	$(49)	$(188)	$(8)	$(245)

        The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the three months ended March 31, 2008.

(in millions)
Fair value of derivative contracts, net at January 1, 2008	$3
Total realized/unrealized gains (losses):
Included in earnings(1)	(14)
Included in accumulated other comprehensive loss	(3)
Purchases and settlements, net	8
Transfers out of Level 3	(1)

Fair value of derivative contracts, net at March 31, 2008	$(7)

Change during the period in unrealized gains (losses) related to derivative contracts, net held at March 31, 2008(1)	$(5)

(1)
Reported in "Operating Revenues" on Midwest Generation's consolidated statements of income.

Note 3. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Unrecognized Gains and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2007	$(45)	$1	$(44)
Current period change	(88)	—	(88)

Balance at March 31, 2008	$(133)	$1	$(132)

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at March 31, 2008, included unrealized losses on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than the contract prices. As Midwest Generation's hedged positions are realized, $93 million, after tax, of the net unrealized losses on cash flow hedges at March 31, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2010.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $(7) million and $6 thousand during the first quarters of 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in Midwest Generation's consolidated income statements.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of March 31, 2008, Midwest Generation had made no contributions to its pension plans and estimates to make $15 million of contributions in the last nine months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        The following are components of pension expense:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$3.1	$3.1
Interest cost	1.6	1.4
Expected return on plan assets	(1.5)	(1.3)
Amortization of prior service credit	0.1	0.1
Amortization of net gain	(0.1)	(0.1)

Total expense	$3.2	$3.2

Postretirement Benefits Other Than Pensions

        As of March 31, 2008, Midwest Generation had made no contributions to its postretirement benefits other than pensions and estimates to make $0.5 million of contributions in the last nine months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and the tax-deductible funding limitations.

        The following are components of postretirement benefits expense:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$0.2	$0.2
Interest cost	0.5	0.4
Amortization of prior service costs	(0.2)	(0.2)
Amortization of net loss	0.1	0.1

Total expense	$0.6	$0.5

Note 5. Income Taxes

        Midwest Generation had an effective income tax provision rate of 38% for the three months ended March 31, 2008 and 2007. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 6. Commitments and Contingencies

Commitments

Capital Improvements

        At March 31, 2008, Midwest Generation had firm commitments to spend approximately $47 million on capital expenditures during the remainder of 2008 primarily related to superheater tubes replacement, generator stator rewinds, 4kV switchgear, facilities improvements, and environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $20 million.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2009. Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 211 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2008. Midwest Generation had recorded a $54 million liability at March 31, 2008, related to this matter.

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

Potential Environmental Proceeding

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the

US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice (DOJ) are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. At this early stage in the process, Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Insurance

        At March 31, 2008, Midwest Generation had recorded an $11 million receivable related to insurance claims from unplanned outages, of which $6 million relates to business interruption insurance coverage and has been reflected in interest and other income in Midwest Generation's consolidated statements of income.

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

        With respect to Midwest Generation's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at March 31, 2008 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position. See "Note 8. Commitments and Contingencies—Environmental Matters and Regulations" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of Midwest Generation's environmental contingencies.

Note 7. Supplemental Cash Flows Information

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash paid (received)
Interest	$35	$44
Income taxes	50	(3)

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2007, and as compared to the first quarter ended March 31, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

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

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the first quarter of 2008 was $152 million, compared to $109 million for the first quarter of 2007. The increase in earnings was primarily attributable to an increase in gross margin. Gross margin was affected by the following factors: (1) lower unrealized losses in 2008 related to hedge contracts, (2) higher average realized energy and capacity prices due to higher market prices, (3) lower generation from unplanned outages, and (4) higher coal and transportation costs per megawatt hour in 2008 mainly due to cost escalations included in the transportation contracts. In addition, earnings were higher due to a decrease in interest expense resulting from the repayment of debt in May 2007 and a $9 million, after tax, gain recorded in 2008 related to the buyout of a fuel contract (see "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Contracts" for further discussion).

Critical Accounting Policies

        For a discussion of Midwest Generation's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2008	2007
Operating Revenues (in millions)	$468	$431
Statistics
Generation (in GWh):
Energy only contracts	6,538	6,698
Load requirements services contracts	1,845	1,932

Total	8,383	8,630
Aggregate plant performance:
Equivalent availability(1)	82.5%	88.0%
Capacity factor(2)	70.3%	71.2%
Load factor(3)	85.3%	80.9%
Forced outage rate(4)	11.8%	5.9%
Average realized price/MWh:
Energy only contracts(5)	$53.16	$49.06
Load requirements services contracts(6)	$62.35	$61.89
Capacity revenue only (in millions)	$9	$2
Average fuel costs/MWh	$14.08	$12.63

(1)
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

(5)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less (plus) unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) generation. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues	$468	$431
Less (plus):
Load requirements services contracts	(115)	(119)
Unrealized losses	5	22
Other revenues	(10)	(5)

Realized revenues	$348	$329

Generation (in GWh)	6,538	6,698
Average realized energy price/MWh	$53.16	$49.06
(6)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

Operating Revenues

        Operating revenues increased $37 million for the first quarter of 2008, compared to the first quarter of 2007, primarily due to higher energy and capacity revenues and lower unrealized losses related to hedge contracts (described below). The increase in energy revenues was attributable to higher average realized energy prices, partially offset by lower generation.

        Included in operating revenues were unrealized losses of $5 million and $22 million for the first quarters of 2008 and 2007, respectively. Unrealized losses are primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2008, power prices increased, resulting in mark-to-market losses on economic hedges. At March 31, 2008, unrealized losses of $23 million were recognized from economic hedges and from the ineffective portion of cash flow hedges related to subsequent periods. The ineffective portion of hedge contracts at the Illinois Plants was primarily attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. See "Market Risk Exposures—Commodity Price Risk" and "—Accounting for Energy Contracts" for more information.

Powerton Station Outage

        On December 18, 2007, Unit 6 at the Powerton Station had a duct failure resulting in a suspension of operations at this unit through February 12, 2008. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. The duct failure resulted in claims under Midwest Generation's property and business interruption insurance policies. At March 31, 2008, Midwest Generation had recorded an $11 million receivable primarily related to these claims.

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

Operating Expenses

        Operating expenses decreased $1 million for the first quarter of 2008, compared to the first quarter of 2007. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, gain from buyout of contract and sale of assets, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $9 million for the first quarter of 2008, compared to the first quarter of 2007. The increase was primarily attributable to higher coal prices and higher transportation costs in 2008.

        Plant operations expenses increased $5 million for the first quarter of 2008, compared to the first quarter of 2007. The increase was primarily attributable to the $2 million of payments related to the settlement agreement with the Illinois Attorney General and higher maintenance costs related to unplanned outages at several stations.

        Gain on buyout of contract and sale of assets includes a $15 million gain related to the buyout of a fuel contract in March 2008. See "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Contracts" for further discussion.

Other Income (Expense)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Interest and other income	$6	$1
Interest income from affiliates	29	29
Interest expense	(22)	(47)

Total other income (expense)	$13	$(17)

        Interest and other income increased $5 million for the first quarter of 2008, compared to the first quarter of 2007, due to $6 million recorded in other income in 2008 for business interruption coverage related to insurance claims from unplanned outages.

        Interest expense decreased $25 million for the first quarter of 2008, compared to the first quarter of 2007, primarily due to repayment of debt in May 2007.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 38% for the quarters ended March 31, 2008 and 2007. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

Consolidated Cash Flow

        At March 31, 2008, Midwest Generation had cash and cash equivalents of $126 million, compared to $65 million at December 31, 2007. Net working capital at March 31, 2008 was $74 million, compared to $20 million at December 31, 2007. The increase in working capital was the result of several factors including higher cash and cash equivalent balances, an increase in receivables from EMMT due to higher energy revenues in March 2008 as compared to December 2007, and increases in current deferred tax assets and loans to EMMT for margin deposits due to the effects of increased forward power prices. Partially offsetting these increases were higher net derivative liabilities and higher liabilities due to affiliates related to income taxes.

        Net cash provided by operating activities decreased $126 million in the first quarter of 2008, compared to the first quarter of 2007. The 2008 decrease was primarily due to the timing of cash receipts and disbursements related to working capital items as described in the preceding paragraph, partially offset by higher net income in 2008.

        Net cash used in financing activities decreased $155 million in the first quarter of 2008, compared to the first quarter of 2007. The decrease was primarily due to Midwest Generation's lower distributions to its parent in 2008 of $35 million as compared to $117 million in 2007, and higher net borrowings (repayments) under its working capital facility in 2008 of $75 million compared to $(1) million in 2007. Midwest Generation made tax payments to its parent of $50 million in 2008.

        Net cash used in investing activities increased $6 million in the first quarter of 2008, compared to the first quarter of 2007. The 2008 increase was primarily due to an increase in capital expenditures.

        Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations. As of March 31, 2008, $78 million had been utilized under the working capital facility.

Capital Expenditures

        At March 31, 2008, the estimated capital expenditures by Midwest Generation through 2010 were as follows:

	April through December 2008	2009	2010
	(in millions)
Plant capital expenditures	$56	$73	$44
Environmental expenditures	53	58	246

Total	$109	$131	$290

        Plant capital expenditures relate to non-environmental projects such as superheater tubes replacements, generator stator rewinds, 4kV switchgear and mill inerting projects. Environmental expenditures relate to various projects to achieve specified emissions reductions such as installation of mercury controls. Midwest Generation plans to fund these expenditures with its working capital facility, cash on hand or cash generated from operations. See further discussion regarding these and possible additional capital expenditures under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

Credit Facility and Other Covenants

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At March 31, 2008, the debt to capitalization ratio was 0.23 to 1. During the three months ended March 31, 2008, Midwest Generation made distributions totaling $35 million. Subsequent to March 31, 2008, Midwest Generation made an additional distribution of $11 million.

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

        Credit ratings for EME, Midwest Generation and EMMT, at March 31, 2008, were as follows:

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

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of March 31, 2008, $78 million was utilized under this facility.

        As of March 31, 2008, Midwest Generation had $105 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations

Capital Improvements

        At March 31, 2008, Midwest Generation had firm commitments to spend approximately $47 million on capital expenditures during the remainder of 2008 primarily related to superheater tubes replacement, generator stator rewinds, 4kV switchgear, facilities improvements, and environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $20 million.

Off-Balance Sheet Transactions

        For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Transactions" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007 and the notes to the consolidated financial statements set forth therein. There have been no significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as follows:

Air Quality Regulation

        On March 12, 2008, the US EPA signed a final rule that implements revisions to the primary and secondary national ambient air quality standards for ozone, originally proposed on July 11, 2007. With regard to the primary standard for ozone, the US EPA has reduced the 8-hour standard to 0.075 parts per million (ppm) from the current standard of 0.84 ppm. The rule is expected to become effective during the second quarter of 2008. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. Based on 2005-2007 data, Chicago is likely to be in non-attainment with the new standard. Midwest Generation intends to consider the new standards as part of its overall plan for environmental compliance.

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

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

Commodity Price Risk

Introduction

        Midwest Generation sells all of its energy and capacity into wholesale power markets through EMMT. EMMT enters into forward contracts for Midwest Generation's electric output in order to provide more predictable earnings and cash flow. When appropriate, EMMT manages the spread between electric prices and fuel prices through the use of forward contracts, swaps, futures, or options contracts. There is no assurance that contracts to hedge changes in market prices will be effective.

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

        EMMT uses "earnings at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure with respect to hedge positions at the Illinois Plants. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss limits and counterparty credit exposure limits.

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

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub in PJM, and may also be entered into at other trading hubs, including the AEP/Dayton Hub in PJM and the Cinergy Hub in the Midwest Independent Transmission System Operator

(MISO). These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first three months of 2008 and 2007.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2008	2007
January	$47.09	$35.75
February	54.46	56.64
March	58.58	42.04

Quarterly Average	$53.38	$44.81

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2008:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2008
April	$55.70
May	49.49
June	55.06
July	65.11
August	63.23
September	50.13
October	47.39
November	45.89
December	51.86
2009 Calendar "strip"(2)	$55.48

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position (primarily based on prices at the Northern Illinois Hub) at March 31, 2008:

	2008	2009	2010
Energy Only Contracts(1)
MWh	7,746,450	7,692,290	3,471,950
Average price/MWh(2)	$60.85	$62.38	$62.58
Load Requirements Services Contracts
Estimated MWh(3)	3,689,269	1,571,182	—
Average price/MWh(4)	$64.21	$63.65	—
Total estimated MWh	11,435,719	9,263,472	3,471,950

(1)
Primarily at Northern Illinois Hub.

(2)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge position at March 31, 2008 is not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

        The following table summarizes the status of capacity sales for Midwest Generation at March 31, 2008:

	April 1, 2008 to May 31, 2008	June 1, 2008 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,629	2,978		4,614	4,929
Price per MW-day	$37.27	$123.77	(1)	$102.04	$174.29
Non-unit Specific Capacity Sales
MW	500	880		715	—
Price per MW-day	$21.31	$64.35		$71.46	$—

(1)
During the first quarter of 2008, PJM updated capacity prices for the period June 1, 2008 to May 31, 2009 to reflect the final incremental auction for this planning year. The adjusted price for capacity per MW-day is $113.22 compared to the original price of $111.92. In addition, the price was affected by Midwest Generation's participation in a supplemental RPM auction which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $123.77.

        Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Midwest Generation has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, and the CONE.

        Midwest Generation entered into hedge transactions in advance of the RPM auctions with counterparties that are settled through PJM. In addition, the load service requirements contracts entered into by Midwest Generation with Commonwealth Edison include energy, capacity and ancillary services (sometimes referred to as a "bundled product"). Under PJM's business rules, Midwest Generation sells all of its available capacity (defined as unit capacity less forced outages) into the RPM and is subject to a locational reliability charge for the load under these contracts. This means that the locational reliability charge generally offsets the related amounts sold in the RPM, which Midwest Generation presents on a net basis in the table above.

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

Coal and Transportation Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at March 31, 2008 for the remainder of 2008 and the following two years.

	April through December 2008	2009	2010
Amount of coal under contract in millions of tons(1)	12.3	11.7	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased during the first quarter of 2008 from 2007 year-end prices. The price of PRB coal increased to $14.55 per ton at March 28, 2008 from $11.50 per ton at December 21, 2007, as reported by the Energy Information Administration. The 2008 increase in the PRB coal price was primarily attributable to: 1) increased Asian coal demand primarily driven by China and India, 2) port and rail infrastructure problems and monsoon flooding in Australia, 3) a record cold winter in China, and 4) an energy crisis in South Africa.

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

Accounting for Energy Contracts

        Midwest Generation uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). Midwest Generation follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Policies—Critical Accounting Policies—Derivative Financial Instruments and Hedging Activities" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes unrealized losses for the first quarters of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Non-qualifying hedges	$—	$(22)
Ineffective portion of cash flow hedges	(5)	—

Total unrealized losses	$(5)	$(22)

        At March 31, 2008, unrealized losses of $23 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($15 million for the remainder of 2008, $5 million for 2009, and $3 million for 2010).

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at March 31, 2008 as compared to December 31, 2007 is attributable to an increase in the average market prices for power as compared to contracted prices at March 31, 2008, which is the valuation date.

	March 31, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$(241)	$(91)

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of March 31, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(241)	$(164)	$(77)	$—	$—

        Prices actively quoted in the preceding table includes derivatives whose fair value is based on quoted market prices and forward market prices adjusted for credit risk.

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

        The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. For further discussion, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions—EMMT Agreements" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 50% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2008. Moody's rates PJM's senior unsecured debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 25% of Midwest Generation's consolidated operating revenues during the three months ended March 31, 2008. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Ba1 by Moody's.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At March 31, 2008, Midwest Generation had $75 million of borrowings outstanding, which were subsequently paid off in April 2008.

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Item 1. Business—Description of the Industry—Power Markets" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007 and "Item 1. Business—Regulatory Matters" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of its annual report on Form 10-K for the year ended December 31, 2007, except as follows:

        On April 4, 2008, the FERC issued an order rejecting PJM's request to revise its RPM to reflect PJM's claimed rise in its CONE values. CONE is one of the two components used by PJM to determine its Variable Resource Requirement curve for the RPM auction. PJM also proposed to add a new section to its tariff permitting PJM to unilaterally request a CONE increase for use in its May 2008 RPM auction for the 2011/2012 delivery year. In rejecting the proposal, the FERC found that PJM had not met timing provisions in its existing tariff to provide sufficient time for stakeholder review of the analysis and advance planning and that it had also failed to establish that its proposal to revise that provision was necessary on a one-time emergency basis to ensure reliable service.

        The effect of FERC's actions on future RPM auctions cannot be determined at this time. The CONE as established for the May 2008 RPM auction for the 2011/2012 delivery year is lower than the PJM request.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. Refer to "Market Risk Exposures" in Item 2 of this quarterly report on Form 10-Q for an update to that disclosure.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a discussion of Midwest Generation's legal proceedings, refer to "Item 3. Legal Proceedings" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to legal proceedings specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

ITEM 1A. RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. The risks described in Midwest Generation's annual report on Form 10-K are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

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

MIDWEST GENERATION, LLC
By:	/s/ W. James Scilacci W. James Scilacci Manager and Vice President
Date:	May 8, 2008

QuickLinks

TABLE OF CONTENTS
GLOSSARY
  PART I – FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES