Form 10-Q
period 2008-06-30
MIDWEST GENERATION LLC
filed 2008-08-08
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        Number of units outstanding of the registrant's Membership Interests as of August 8, 2008: 100 units (all units held by an affiliate of the registrant).

i

 GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
FSP SFAS No. 142-3	Financial Accounting Standards Board Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets"
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
NOx	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

ii

 PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues from Marketing Affiliate	$391	$334	$859	$765
Operating Expenses
Fuel	106	85	224	194
Gain on sale of emission allowances	—	(8)	(1)	(8)
Plant operations	125	127	219	216
Depreciation and amortization	36	35	72	71
Gain on buyout of contract and (gain) loss on sale of assets (Note 6)	—	1	(16)	1
Administrative and general	5	6	11	10

Total operating expenses	272	246	509	484

Operating income	119	88	350	281

Other Income (Expense)
Interest and other income	29	31	64	61
Interest expense	(17)	(32)	(39)	(79)
Loss on early extinguishment of debt	—	(128)	—	(128)

Total other income (expense)	12	(129)	25	(146)

Income (loss) before income taxes	131	(41)	375	135
Provision (benefit) for income taxes	48	(18)	140	49

Net Income (Loss)	$83	$(23)	$235	$86

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$83	$(23)	$235	$86
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(116) million and $26 million for the three months and $(170) million and $(30) million for the six months ended June 30, 2008 and 2007, respectively	(182)	42	(267)	(47)
Reclassification adjustments included in net income (loss), net of income tax benefit of $57 million and $1 million for the three months and $55 million and $3 million for the six months ended June 30, 2008 and 2007, respectively	89	1	86	4

Other comprehensive income (loss)	(93)	43	(181)	(43)

Comprehensive Income (Loss)	$(10)	$20	$54	$43

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$40	$65
Due from affiliates	164	108
Fuel inventory	64	69
Spare parts inventory	24	23
Loans to affiliate for margin deposits	151	54
Interest receivable from affiliate	56	56
Derivative assets	8	3
Deferred taxes	72	16
Intangible assets	4	3
Other current assets	14	12

Total current assets	597	409

Property, Plant and Equipment	4,243	4,204
Less accumulated depreciation	1,167	1,095

Net property, plant and equipment	3,076	3,109

Notes receivable from affiliate	1,354	1,356
Long-term derivative assets	1	3
Long-term intangible assets	51	19
Other assets	15	16

Total Assets	$5,094	$4,912

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$38	$29
Book overdrafts	10	2
Accrued liabilities	88	95
Due to affiliates	55	82
Interest payable	32	34
Derivative liabilities	262	29
Current portion of lease financing	122	118

Total current liabilities	607	389

Lease financing, net of current portion	850	912
Long-term obligations	50	—
Deferred taxes	14	68
Long-term derivative liabilities	142	68
Benefit plans and other long-term liabilities	136	158

Total Liabilities	1,799	1,595

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,587
Accumulated earnings (deficit)	9	(226)
Accumulated other comprehensive loss	(225)	(44)

Total Member's Equity	3,295	3,317

Total Liabilities and Member's Equity	$5,094	$4,912

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$235	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	75
Gain on buyout of contract and (gain) loss on sale of assets	(16)	1
Gain on sale of emission allowances	(1)	(8)
Deferred taxes	6	7
Loss on early extinguishment of debt	—	128
Decrease (increase) in due to/from affiliates	(83)	8
Decrease in inventory	4	—
Increase in loans to affiliate for margin deposit	(97)	(25)
Decrease (increase) in other current assets	(2)	4
Decrease (increase) in other assets	1	(1)
Increase in intangible assets	(33)	(3)
Increase in accounts payable and other current liabilities	10	20
Decrease in interest payable	(2)	(21)
Decrease in other liabilities	(9)	(2)
Decrease in derivative assets and liabilities	8	18

Net cash provided by operating activities	95	287

Cash Flows From Financing Activities
Borrowings on long-term debt	175	205
Repayments of long-term debt	(125)	(1,505)
Capital contributions from parent	—	1,385
Cash distributions to parent	(76)	(295)
Repayment of capital lease obligation	(58)	(54)
Premium paid on extinguishment of debt and financing costs	—	(109)

Net cash used in financing activities	(84)	(373)

Cash Flows From Investing Activities
Capital expenditures	(40)	(24)
Proceeds from sale of assets	1	—
Proceeds from sale of emission allowances	2	—
Increase in restricted cash	(1)	—
Repayment of loan to affiliate	2	2

Net cash used in investing activities	(36)	(22)

Net decrease in cash and cash equivalents	(25)	(108)
Cash and cash equivalents at beginning of period	65	171

Cash and cash equivalents at end of period	$40	$63

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Related Party

        Included in interest and other income on Midwest Generation's consolidated statements of income (loss) is $28 million and $29 million for the second quarters of 2008 and 2007, respectively, and $57 million and $58 million for the six months ended June 30, 2008 and 2007, respectively, related to interest income from affiliates.

Restricted Cash

        Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted cash included on Midwest Generation's consolidated balance sheets, composed entirely of collateral reserves, was $4 million at June 30, 2008 and $3 million at December 31, 2007.

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

FSP SFAS No. 142-3—

        In April 2008, the FASB issued FSP SFAS No. 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. Midwest Generation will adopt FSP SFAS No. 142-3 on January 1, 2009. Midwest Generation is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

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

        Midwest Generation's assets and liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts). In assessing the fair value of Midwest Generation's derivative financial instruments, Midwest Generation uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

        Level 1 includes derivatives that are exchange traded in active markets. The fair values are determined using quoted exchange transaction market prices.

        Level 2 includes traded derivatives using over-the-counter markets and exchange traded derivatives not classified as Level 1. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. The majority of Level 2 derivatives are entered into for hedging purposes.

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

        The following table sets forth Midwest Generation's financial assets and liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total at June 30, 2008
	(in millions)
Assets at Fair Value
Derivative contracts	$—	$—	$3	$3
Liabilities at Fair Value
Derivative contracts	$—	$(395)	$(3)	$(398)

        The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the three months ended June 30, 2008.

(in millions)
Fair value of derivative contracts, net at April 1, 2008	$(7)
Total realized/unrealized gains (losses):
Included in earnings(1)	3
Included in accumulated other comprehensive loss	1
Purchases and settlements, net	—
Transfers in or out of Level 3	3

Fair value of derivative contracts, net at June 30, 2008	$—

        The change during the quarter in unrealized gains (losses) related to derivative contracts, net held at June 30, 2008 were immaterial.

        The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the six months ended June 30, 2008.

(in millions)
Fair value of derivative contracts, net at January 1, 2008	$3
Total realized/unrealized gains (losses):
Included in earnings(1)	(11)
Included in accumulated other comprehensive loss	(3)
Purchases and settlements, net	8
Transfers in or out of Level 3	3

Fair value of derivative contracts, net at June 30, 2008	$—

Change during the six months ended June 30, 2008 in unrealized gains (losses) related to derivative contracts, net held at June 30, 2008(1)	$1

(1)
Reported in "Operating Revenues" on Midwest Generation's consolidated statements of income (loss).

Note 3. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Unrealized Losses on Cash Flow Hedges	Unrecognized Gains and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2007	$(45)	$1	$(44)
Current period change	(181)	—	(181)

Balance at June 30, 2008	$(226)	$1	$(225)

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized losses on cash flow hedges, net of tax, at June 30, 2008, included unrealized losses on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are greater than the contract prices. As Midwest Generation's hedged positions are realized, $151 million, after tax, of the net unrealized losses on cash flow hedges at June 30, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $8 million and $1 million during the second quarters of 2008 and 2007, respectively, and $15 million and $1 million during the six months ended June 30, 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues in Midwest Generation's consolidated income statements.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of June 30, 2008, Midwest Generation had made approximately $2 million in contributions to its pension plans and estimates to make $8 million of contributions in the last six months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and tax-deductible funding limitations.

        The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$3.0	$3.1	$6.1	$6.2
Interest cost	1.5	1.3	3.1	2.7
Expected return on plan assets	(1.6)	(1.2)	(3.1)	(2.5)
Amortization of prior service credit	—	—	0.1	0.1
Amortization of net gain	—	—	(0.1)	(0.1)

Total expense	$2.9	$3.2	$6.1	$6.4

Postretirement Benefits Other Than Pensions

        As of June 30, 2008, Midwest Generation had made approximately $0.3 million in contributions to its postretirement benefits other than pensions and estimates to make $0.2 million of contributions in the last six months of 2008. Expected contribution funding in 2008 could vary from anticipated amounts, depending on the funded status at year-end and tax-deductible funding limitations.

        The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.4	0.4	0.9	0.8
Amortization of prior service costs	(0.1)	(0.2)	(0.3)	(0.4)
Amortization of net loss	0.2	0.2	0.3	0.3

Total expense	$0.6	$0.5	$1.2	$1.0

Note 5. Income Taxes

        Midwest Generation had an effective income tax provision rate of 37% for both the six months ended June 30, 2008 and 2007. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 6. Commitments and Contingencies

Commitments

Capital Improvements

        At June 30, 2008, Midwest Generation had firm commitments to spend approximately $55 million on capital expenditures during the remainder of 2008 primarily related to superheater tubes replacement, generator stator rewinds, 4kV switchgear, facilities improvements, and environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $18 million.

Other Contractual Obligations

        Midwest Generation had entered into contractual agreements during the first six months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $170 million, summarized as follows: remainder of 2008—$7 million, 2009—$29 million, 2010—$40 million, 2011—$40 million, 2012—$39 million, and thereafter—$15 million.

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

Guarantees and Indemnities

Tax Indemnity Agreement

        In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and previously the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Although the Collins Station lease terminated in April 2004, Midwest Generation's tax indemnity agreement with the former lease equity investor is still in effect. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities.

Indemnities Provided as Part of the Acquisition from Commonwealth Edison

        In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. By letter dated August 8, 2007, Commonwealth Edison advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV discussed below under "Contingencies—New Source Review Notice of Violation." By letter dated August 16, 2007, Commonwealth Edison tendered a request for indemnification to Midwest Generation for all liabilities, costs, and expenses that Commonwealth Edison may be required to bear if the environmental groups were to file suit. Except as discussed below, Midwest Generation has not recorded a liability related to this indemnity.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2009. Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 230 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2008. Midwest Generation had recorded a $53 million liability at June 30, 2008 related to this matter.

        The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. The RPM Buyers alleged that the absence of price discipline provided by new capacity resources, together with the ability of existing resources to withhold some capacity within the RPM rules, produced capacity prices in the transition period that are not comparable to those that would have been produced in a competitive market or determined under cost-based regulation, and have requested that the FERC order refunds based on that difference.

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that the same be dismissed based upon various legal precedents. In particular EME argued that the complaint represents little more than a collateral attack on the FERC's orders approving the RPM settlement and rules and that all of the major factors the RPM Buyers alleged produced unjust and unreasonable prices in the base residual auctions were previously litigated and adjudicated in the contested proceedings involving the RPM settlement. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that the same be dismissed. This matter is currently pending before the FERC. Midwest Generation cannot predict the outcome of this matter.

New Source Review Notice of Violation

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice (DOJ) are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and has identified several defenses which it will raise if the government files suit. Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Insurance

        At June 30, 2008, Midwest Generation had a $10 million receivable recorded related to insurance claims from unplanned outages, of which $6 million related to business interruption insurance coverage recorded during the first quarter of 2008 and has been reflected in interest and other income in Midwest Generation's consolidated statements of income (loss).

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

        With respect to Midwest Generation's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $5 million at June 30, 2008 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. Midwest Generation cannot predict whether the US EPA or any other party will seek a rehearing or appeal of the decision. The decision raises significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Because the CAIR was vacated, the court's decision means that the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR, will continue (assuming the decision is upheld).

        Midwest Generation is in the process of evaluating the impact of the D.C. Circuit's decision. Because Illinois promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact of the decision on these regulations. Illinois adopted the CAIR emissions trading programs, but also requires Midwest Generation to achieve reductions of NOX and SO2 (and mercury) through environmental control retrofits and plant shutdowns pursuant to a Combined Pollutant Standard. However, if the US EPA is required to propose a new regulation to address interstate transport of air pollution, Midwest Generation cannot be certain that the emissions reductions currently required by the Combined Pollutant Standard will be sufficient to meet such revised regulations. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to CAIR, the Illinois Plants may be subject to additional requirements pursuant to these programs. For further discussion, see Note 8. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" in Midwest Generation's financial statements included in its annual report on Form 10-K for the year ended December 31, 2007.

        Based on the CAIR requirements, Midwest Generation purchased $48 million of annual NOX allowances under the new CAIR annual NOX program which was vacated by the court ruling discussed above. As a result of this decision, the annual NOX allowances may no longer be required. Midwest Generation is currently evaluating the above decision including whether the purchased annual NOX allowances are impaired which could result in a charge against income during the third quarter ending September 30, 2008.

Note 7. Supplemental Cash Flows Information

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash paid (received)
Interest	$35	$98
Income taxes	149	(3)

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2007, and as compared to the second quarter of 2007 and six months ended June 30, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

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

Industry Developments

Commodity Prices

        The 24-hour average market prices for energy at the Northern Illinois Hub increased 18% during the six months ended June 30, 2008, compared to the corresponding period in 2007. In addition, the forward energy market price for 2009 at the Northern Illinois Hub increased 21% at June 30, 2008 from December 31, 2007. At June 30, 2008, Midwest Generation had entered into hedge contracts that are recorded at fair value in its consolidated financial statements. Since forward energy prices have increased at June 30, 2008, the hedge contracts are reflected as a liability, with the effective portion of the contracts recorded as a reduction of member's equity ($226 million after tax). Subsequent to June 30, 2008, forward energy market prices decreased (forward market prices for 2009 at July 29, 2008 decreased 18% at the Northern Illinois Hub from June 30, 2008) reflecting the volatile nature of commodity prices. See "Market Risk Exposures—Commodity Price Risk" for further discussion. During the three-month period ended June 30, 2008 of historically high forward energy market prices, Midwest Generation increased its hedge position by approximately 8.4 million megawatt hours.

Regulatory Developments

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. In addition, because Illinois promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact of the Court's decision on these regulations. Notwithstanding these developments, the Illinois Plants continue to be governed by state rules as well as the existing "SIP Call" ozone season NOX cap-and-trade program (which was due to be replaced by the CAIR). For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule."

        Based on the CAIR requirements, Midwest Generation purchased $48 million of annual NOX allowances under the new CAIR annual NOX program which was vacated by the court ruling discussed above. As a result of this decision, the annual NOX allowances may no longer be required. Midwest Generation is currently evaluating the above decision including whether the purchased annual NOX allowances are impaired which could result in a charge against income during the third quarter ending September 30, 2008.

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the quarter and six months ended June 30, 2008 increased $106 million and $149 million, respectively, compared to the corresponding periods of 2007. During the second quarter of 2007, Midwest Generation recorded a loss on early extinguishment of debt of $79 million, after tax. Excluding this item, net income for the quarter and six months ended June 30, 2008 increased $27 million and $70 million, respectively, compared to the corresponding periods of 2007. The increases in earnings were primarily attributable to higher gross margin, as compared to 2007, and lower interest expense in 2008 due to the repayment of debt in May 2007. The increase in gross margin was due to higher generation and higher average realized energy and capacity prices, partially offset by higher coal and transportation costs per megawatt hour in 2008 mainly due to cost escalations included in the transportation contracts. Earnings for the six months ended June 30, 2008 were also higher due to a gain recorded during the first quarter of 2008 related to a buyout of a fuel contract (see "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Contracts" for further discussion).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues (in millions)	$391	$334	$859	$765
Statistics
Generation (in GWh):
Energy only contracts	5,533	4,445	12,071	11,143
Load requirements services contracts	1,287	1,681	3,132	3,613

Total	6,820	6,126	15,203	14,756
Aggregate plant performance:
Equivalent availability(1)	72.6%	61.5%	77.5%	74.7%
Capacity factor(2)	57.2%	50.0%	63.7%	60.5%
Load factor(3)	78.7%	81.3%	82.2%	81.1%
Forced outage rate(4)	6.5%	6.0%	9.3%	6.0%
Average realized price/MWh:
Energy only contracts(5)	$52.67	$49.04	$52.94	$49.06
Load requirements services contracts(6)	$62.48	$62.58	$62.40	$62.21
Capacity revenue only (in millions)	$20	$4	$29	$6
Average fuel costs/MWh	$15.56	$13.82	$14.74	$13.13

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

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions)
Operating revenues	$391	$334	$859	$765
Less (plus):
Load requirements services contracts	(81)	(105)	(196)	(224)
Unrealized losses (gains)	3	(4)	8	18
Other revenues	(22)	(7)	(32)	(12)

Realized revenues	$291	$218	$639	$547

Generation (in GWh)	5,533	4,445	12,071	11,143
Average realized energy price/MWh	$52.67	$49.04	$52.94	$49.06
(6)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

Operating Revenues

        Operating revenues increased $57 million and $94 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007, primarily due to higher energy and capacity revenues. The increase in energy revenues was attributable to higher generation and higher average realized energy prices.

        Included in operating revenues were unrealized gains (losses) of $(3) million and $4 million for the second quarters of 2008 and 2007, respectively, and $(8) million and $(18) million for the six months ended June 30, 2008 and 2007, respectively. In 2008, unrealized losses were primarily attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133. The ineffective portion of hedge contracts at the Illinois Plants was primarily attributable to changes in the difference between energy prices at NiHub (the settlement point under forward or futures contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. In 2007, unrealized gains (losses) were primarily due to power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. At June 30, 2008, unrealized losses of $26 million were recognized primarily from the ineffective portion of cash flow hedges related to subsequent periods and to a lesser extent from economic hedges. See "Market Risk Exposures—Commodity Price Risk" for more information regarding forward market prices.

Powerton Station Outage

        On December 18, 2007, Unit 6 at the Powerton Station had a duct failure resulting in a suspension of operations at this unit through February 12, 2008. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. The duct failure resulted in claims under Midwest Generation's property and business interruption insurance policies. At June 30, 2008, Midwest Generation had a $10 million receivable recorded primarily related to these claims.

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

Operating Expenses

        Operating expenses increased $26 million and $25 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, gain from buyout of contract and (gain) loss on sale of assets, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $21 million and $30 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The increases were primarily attributable to higher coal prices and higher transportation costs in 2008 due to cost escalations included in contracts and higher generation.

        Gain on sale of emission allowances was none and $8 million for the second quarters of 2008 and 2007, respectively, and $1 million and $8 million for the six months ended June 30, 2008 and 2007, respectively. Midwest Generation primarily sold excess SO2 emission allowances to an affiliate.

        Gain on buyout of contract and (gain) loss on sale of assets for the six months ended June 30, 2008 includes a $15 million gain related to the buyout of a fuel contract. See "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Contracts" for further discussion.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Interest and other income	$1	$2	$7	$3
Interest income from affiliates	28	29	57	58
Interest expense	(17)	(32)	(39)	(79)
Loss on early extinguishment of debt	—	(128)	—	(128)

Total other expense	$12	$(129)	$25	$(146)

        Interest and other income increased $4 million for the six months ended June 30, 2008, compared to the corresponding period of 2007, primarily due to $6 million recorded in other income in 2008 for business interruption coverage related to insurance claims from unplanned outages.

        Interest expense decreased $15 million and $40 million for the second quarter and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007, primarily due to repayment of debt in May 2007.

        Loss on early extinguishment of debt for the second quarter of 2007 and six months ended June 30, 2007 related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 37% for both the six months ended June 30, 2008 and 2007. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Consolidated Cash Flow

        At June 30, 2008, Midwest Generation had cash and cash equivalents of $40 million, compared to $65 million at December 31, 2007. Net working capital at June 30, 2008 was $(10) million, compared to $20 million at December 31, 2007. The decrease in working capital was primarily attributable to higher net derivative liabilities partially offset by an increase in loans to EMMT for margin deposits, both due to the effects of increased forward market prices. Receivables from EMMT increased $53 million at June 30, 2008 from December 31, 2007 due to higher energy revenues in June 2008 as compared to December 2007.

        Net cash provided by operating activities decreased $192 million in the first six months of 2008, compared to the first six months of 2007. The 2008 decrease was primarily due to tax payments to its affiliate of $149 million in 2008, the purchase of additional NOX emission allowances, and the timing of cash receipts and disbursements related to working capital items as described in the preceding paragraph.

        Net cash used in financing activities decreased $289 million in the first six months of 2008, compared to the first six months of 2007. The decrease was primarily due to Midwest Generation's lower equity distributions to its parent in 2008 of $76 million as compared to $295 million in 2007. In 2007, Midwest Generation paid $109 million of fees related to the early extinguishment of debt.

        Net cash used in investing activities increased $14 million in the first six months of 2008, compared to the first six months of 2007. The 2008 increase was primarily due to an increase in capital expenditures.

        Midwest Generation's principal sources of liquidity are cash on hand, a $500 million working capital facility, payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback and future cash flow from operations. As of June 30, 2008, $53 million had been utilized under the working capital facility.

Capital Expenditures

        At June 30, 2008, the estimated capital expenditures by Midwest Generation through 2010 were as follows:

	July through December 2008	2009	2010
	(in millions)
Plant capital expenditures	$40	$78	$27
Environmental expenditures	47	61	263

Total	$87	$139	$290

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

Credit Facility and Other Covenants

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At June 30, 2008, the debt to capitalization ratio was 0.23 to 1.

Equity Distributions and Tax Payments

        The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Equity distributions	$76	$295
Tax payments (receipts) under tax-allocation agreements	149	(3)

Total payments	$225	$292

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

        Credit ratings for EME, Midwest Generation and EMMT, at June 30, 2008, were as follows:

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

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation is expected to have cash on hand and has a $500 million working capital facility that can be used to provide credit support for hedging contracts entered into by EMMT related to the Illinois Plants. As of June 30, 2008, $53 million was utilized under this facility.

        As of June 30, 2008, Midwest Generation had $151 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations and Contingencies

Contractual Obligations

Capital Improvements

        At June 30, 2008, Midwest Generation had firm commitments to spend approximately $55 million on capital expenditures during the remainder of 2008 primarily related to superheater tubes replacement, generator stator rewinds, 4kV switchgear, facilities improvements, and environmental improvements. These capital expenditures are planned to be financed by cash generated from operations.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buyout its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $18 million.

Other Contractual Obligations

        Midwest Generation had entered into contractual agreements during the first six months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $170 million, summarized as follows: remainder of 2008—$7 million, 2009—$29 million, 2010—$40 million, 2011—$40 million, 2012—$39 million, and thereafter—$15 million.

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. The RPM Buyers alleged that the absence of price discipline provided by new capacity resources, together with the ability of existing resources to withhold some capacity within the RPM rules, produced capacity prices in the transition period that are not comparable to those that would have been produced in a competitive market or determined under cost-based regulation, and have requested that the FERC order refunds based on that difference.

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that the same be dismissed based upon various legal precedents. In particular EME argued that the complaint represents little more than a collateral attack on the FERC's orders approving the RPM settlement and rules and that all of the major factors the RPM Buyers alleged produced unjust and unreasonable prices in the base residual auctions were previously litigated and adjudicated in the contested proceedings involving the RPM settlement. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that the same be dismissed. This matter is currently pending before the FERC. Midwest Generation cannot predict the outcome of this matter.

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

Air Quality Regulation

        On July 1, 2008, EME began operating activated carbon injection technology to reduce mercury emissions at the Fisk, Crawford, and Waukegan stations. EME anticipates that the same technology will be implemented at the rest of the Illinois Plants in the third quarter of 2009.

Ambient Air Quality Standards

        On March 12, 2008, the US EPA signed a final rule that implements revisions to the primary and secondary national ambient air quality standards for ozone, originally proposed on July 11, 2007. With regard to the primary standard for ozone, the US EPA has reduced the 8-hour standard to 0.075 parts per million (ppm) from the current standard of 0.84 ppm. The rule became effective on May 27, 2008. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. Based on 2005-2007 data, Chicago is likely to be in non-attainment with the new standard. Midwest Generation intends to consider the new standards as part of its overall plan for environmental compliance.

Clean Air Interstate Rule

        In July 2008, the District of Columbia Circuit Court of Appeals vacated the US EPA's CAIR and remanded it to the US EPA. Midwest Generation cannot predict whether the US EPA or any other party will seek a rehearing or appeal of the decision. The decision raises significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Because the CAIR was vacated, the court's decision means that the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR, will continue (assuming the decision is upheld).

        Midwest Generation is in the process of evaluating the impact of the D.C. Circuit's decision. Because Illinois promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact of the decision on these regulations. Illinois adopted the CAIR emissions trading programs, but also requires Midwest Generation to achieve reductions of NOX and SO2 (and mercury) through environmental control retrofits and plant shutdowns pursuant to a Combined Pollutant Standard. However, if the US EPA is required to propose a new regulation to address interstate transport of air pollution, Midwest Generation cannot be certain that the emissions reductions currently required by the Combined Pollutant Standard will be sufficient to meet such revised regulations. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to CAIR, the Illinois Plants may be subject to additional requirements pursuant to these programs.

        Based on the CAIR requirements, Midwest Generation purchased $48 million of annual NOX allowances under the new CAIR annual NOX program which was vacated by the court ruling discussed above. As a result of this decision, the annual NOX allowances may no longer be required. Midwest Generation is currently evaluating the above decision including whether the purchased annual NOX allowances are impaired which could result in a charge against income during the third quarter ending September 30, 2008.

MARKET RISK EXPOSURES

Introduction

        Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. Additionally, Midwest Generation's financial results can be affected by fluctuations in interest rates. Midwest Generation manages these risks in part by using derivative financial instruments in accordance with established policies and procedures.

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

        Midwest Generation's operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

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

Hedging Strategy

        To reduce its exposure to market risk, Midwest Generation hedges a portion of its electricity sales through EMMT. To the extent that Midwest Generation does not hedge its electricity sales, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

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

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub or the AEP/Dayton Hub, both in PJM, or may be entered into at other trading hubs, including the Cinergy Hub in the Midwest Independent Transmission System Operator (MISO).

These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2008 and 2007.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2008	2007
January	$47.09	$35.75
February	54.46	56.64
March	58.58	42.04
April	53.87	48.91
May	44.49	44.49
June	56.06	39.76

Six-Month Average	$52.42	$44.60

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2008:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2008
July	$81.00
August	77.04
September	62.27
October	59.88
November	56.23
December	64.39
2009 Calendar "strip"(2)	$62.17

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position at June 30, 2008:

	2008		2009		2010		2011
	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh
Energy Only Contracts(1)
Northern Illinois Hub—AEP/Dayton Hub	5,427	$61.30	11,378	$66.53	7,961	$67.39	203	$76.20
Load Requirements Services Contracts(2)(3)
Northern Illinois Hub	2,220	64.37	1,571	63.65	—	—	—	—

Total estimated GWh	7,647		12,949		7,961		203

(1)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions at June 30, 2008 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

(2)
Under a load requirements services contract, the amount of power sold is a portion of the retail load of the purchasing utility and thus can vary significantly with variations in that retail load. Retail load depends upon a number of factors, including the time of day, the time of the year and the utility's number of new and continuing customers. Estimated GWh have been forecast based on historical patterns and on assumptions regarding the factors that may affect retail loads in the future. The actual load will vary from that used for the above estimate, and the amount of variation may be material.

(3)
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

        The following table summarizes the status of capacity sales for Midwest Generation at June 30, 2008:

	July 1, 2008 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,978		4,614	4,929	4,582
Price per MW-day	$122.36	(1)	$102.04	$174.29	$110.00
Non-unit Specific Capacity Sales
MW	880		715	—	—
Price per MW-day	$64.35		$71.46	$—	$—

(1)
The original price of $111.92 was affected by Midwest Generation's participation in a supplemental RPM auction during the first quarter of 2008 which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $122.36.

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

Basis Risk

        Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub. Midwest Generation's hedging activities use this settlement point (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. Midwest Generation's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the Northern Illinois Hub or AEP/Dayton Hub) less the cost of power at spot prices at the same designated settlement points.

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

Coal and Transportation Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at June 30, 2008 for the remainder of 2008 and the following two years.

	July through December 2008	2009	2010
Amount of coal under contract in millions of tons(1)	10.3	11.7	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased during the first six months of 2008 from 2007 year-end prices. The price of PRB coal increased to $12.75 per ton at June 27, 2008 from $11.50 per ton at December 21, 2007, as reported by the Energy Information Administration.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the second quarters of 2008 and 2007 and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Non-qualifying hedges	$2	$4	$2	$(18)
Ineffective portion of cash flow hedges	(5)	—	(10)	—

Total unrealized gains (losses)	$(3)	$4	$(8)	$(18)

        At June 30, 2008, unrealized losses of $26 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($12 million for the remainder of 2008, $7 million for 2009, and $7 million for 2010).

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The decrease in fair value of electricity contracts at June 30, 2008 as compared to December 31, 2007 is attributable to an increase in the average market prices for power as compared to contracted prices at June 30, 2008, which is the valuation date.

	June 30, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$(395)	$(91)

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, primarily based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of June 30, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$(395)	$(255)	$(140)	$—	$—
Price based on models and other valuation methods	—	1	(1)	—	—

Total	$(395)	$(254)	$(141)	$—	$—

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 52% of Midwest Generation's consolidated operating revenues for the six months ended June 30, 2008. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 23% of Midwest Generation's consolidated operating revenues during the six months ended June 30, 2008. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Ba1 by Moody's.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At June 30, 2008, Midwest Generation had $50 million of borrowings outstanding.

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

MIDWEST GENERATION, LLC
By:	John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President
Date:	August 8, 2008

QuickLinks

TABLE OF CONTENTS
GLOSSARY
  PART I – FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II – OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
SIGNATURES