Form 10-Q
period 2008-09-30
MIDWEST GENERATION LLC
filed 2008-11-07
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        Number of units outstanding of the registrant's Membership Interests as of November 7, 2008: 100 units (all units held by an affiliate of the registrant).

i

 GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAIR	Clean Air Interstate Rule
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
FSP SFAS No. 133-1 and FIN No. 45-4	Financial Accounting Standards Board Staff Position No. 133-1 and FIN No. 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161."
FSP SFAS No. 142-3	Financial Accounting Standards Board Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets"
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB

ii

SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues from Marketing Affiliate	$501	$449	$1,360	$1,214
Operating Expenses
Fuel	142	117	366	311
Gain on sale of emission allowances	—	(4)	(1)	(12)
Plant operations	98	84	317	300
Depreciation and amortization	37	35	109	106
(Gain) on buyout of contract and (gain) loss on sale of assets (Note 6)	—	5	(16)	5
Administrative and general	5	5	16	16

Total operating expenses	282	242	791	726

Operating income	219	207	569	488

Other Income (Expense)
Interest and other income	30	31	94	92
Interest expense	(18)	(18)	(57)	(97)
Loss on early extinguishment of debt	—	—	—	(128)

Total other income (expense)	12	13	37	(133)

Income before income taxes	231	220	606	355
Provision for income taxes	87	85	227	134

Net Income	$144	$135	$379	$221

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$144	$135	$379	$221
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $204 and $(17) for the three months and $34 and $(47) for the nine months ended September 30, 2008 and 2007, respectively	321	(27)	54	(74)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $25 and $(3) for the three months and $(30) and $(6) for the nine months ended September 30, 2008 and 2007, respectively	(38)	5	48	9

Other comprehensive income (loss)	283	(22)	102	(65)

Comprehensive Income	$427	$113	$481	$156

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$692	$65
Due from affiliates	126	108
Fuel inventory	65	69
Spare parts inventory	25	23
Loans to affiliate for margin deposits	29	54
Interest receivable from affiliate	28	56
Derivative assets	36	3
Deferred taxes	—	16
Intangible assets	36	3
Other current assets	21	12

Total current assets	1,058	409

Property, Plant and Equipment	4,270	4,204
Less accumulated depreciation	1,204	1,095

Net property, plant and equipment	3,066	3,109

Notes receivable from affiliate	1,352	1,356
Long-term derivative assets	61	3
Long-term intangible assets	15	19
Other assets	15	16

Total Assets	$5,567	$4,912

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$46	$29
Book overdrafts	3	2
Accrued liabilities	87	95
Due to affiliates	80	82
Interest payable	16	34
Derivative liabilities	27	29
Deferred taxes	31	—
Current portion of lease financing	126	118

Total current liabilities	416	389

Lease financing, net of current portion	785	912
Long-term obligations	475	—
Deferred taxes	80	68
Long-term derivative liabilities	10	68
Benefit plans and other long-term liabilities	129	158

Total Liabilities	1,895	1,595

Commitments and Contingencies (Note 6)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,587
Accumulated earnings (deficit)	103	(226)
Accumulated other comprehensive income (loss)	58	(44)

Total Member's Equity	3,672	3,317

Total Liabilities and Member's Equity	$5,567	$4,912

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$379	$221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112	112
(Gain) on buyout of contract and (gain) loss on sale of assets	(16)	5
Gain on sale of emission allowances	(1)	(12)
Deferred taxes	(5)	13
Loss on early extinguishment of debt	—	128
Decrease (increase) in due to/from affiliates	(20)	99
Decrease in inventory	2	2
Decrease in loans to affiliate for margin deposit	25	16
Decrease in interest receivable from affiliate	28	28
Increase in other current assets	(9)	(2)
Decrease in other assets	1	—
Increase in intangible assets	(29)	(3)
Increase in accounts payable and other current liabilities	10	5
Decrease in interest payable	(18)	(40)
Decrease in other liabilities	(17)	(8)
Decrease in derivative assets and liabilities	16	26

Net cash provided by operating activities	458	590

Cash Flows From Financing Activities
Borrowings on long-term debt	700	230
Repayments of long-term debt	(225)	(1,559)
Capital contributions from parent	—	1,385
Cash distributions to parent	(126)	(475)
Repayment of capital lease obligation	(119)	(111)
Premium paid on extinguishment of debt and financing costs	—	(109)

Net cash provided by (used in) financing activities	230	(639)

Cash Flows From Investing Activities
Capital expenditures	(67)	(29)
Proceeds from sale of assets	1	1
Proceeds from sale of emission allowances	2	15
Increase in restricted cash	(1)	—
Repayment of loan to affiliate	4	3

Net cash used in investing activities	(61)	(10)

Net increase (decrease) in cash and cash equivalents	627	(59)
Cash and cash equivalents at beginning of period	65	171

Cash and cash equivalents at end of period	$692	$112

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

        Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Cash Equivalents

        At September 30, 2008, cash equivalents consisted of money market funds and U.S. Treasury securities totaling $692 million. At December 31, 2007, cash equivalents consisted of money market funds totaling $65 million. Cash equivalents, with the exception of money market funds, were stated at cost plus accrued interest. The carrying value of cash equivalents approximates fair value due to maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Related Party

        Included in interest and other income on Midwest Generation's consolidated statements of income is $28 million and $29 million for the third quarters of 2008 and 2007, respectively, and $85 million and $86 million for the nine months ended September 30, 2008 and 2007, respectively, related to interest income from affiliates.

Restricted Cash

        Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted cash included on Midwest Generation's consolidated balance sheets, composed entirely of collateral reserves, was $4 million at September 30, 2008 and $3 million at December 31, 2007.

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

Statement of Financial Accounting Standards No. 157—

        In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustment to its consolidated financial statements. The accounting requirements for employers' pension and other postretirement benefit plans are effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for nonfinancial assets and liabilities which are measured or disclosed on a non-recurring basis. For further discussion, see Note 2—Fair Value Measurements.

FSP SFAS No. 157-3—

        On October 10, 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on Midwest Generation's consolidated financial statements.

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

Statement of Financial Accounting Standards No. 162—

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with U.S. GAAP. This statement transfers the GAAP hierarchy from the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles" to the FASB. SFAS No. 162 is effective on November 15, 2008. Midwest Generation expects that the adoption of this standard will not have an impact on Midwest Generation's consolidated results of operations, financial condition or cash flows.

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

FSP SFAS No. 133-1 and FIN No. 45-4—

        In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4. FSP SFAS No. 133-1 requires enhanced disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN No. 45-4 only require additional disclosures, the adoption will not impact Midwest Generation's consolidated financial position, results of operations or cash flows.

Note 2. Fair Value Measurements

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price" in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk. In addition, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are:

  •
  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

  •
  Level 2—Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

        Midwest Generation's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts primarily relate to power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

        The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (Northern Illinois Hub and AEP/Dayton) adjusted for non-performance risks. Midwest Generation obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, Midwest Generation selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. Broker quotes are considered observable when corroborated with prices from exchanges. The majority of the fair value of Midwest Generation's derivative contracts determined in this manner are classified as Level 2.

        Derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations) and derivatives with counterparties that have significant non-performance risks, as discussed below, are classified as Level 3. For illiquid financial transmission rights, Midwest Generation reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when Midwest Generation concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where Midwest Generation cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, Midwest Generation continues to assess valuation methodologies used to determine fair value.

        In assessing non-performance risks, Midwest Generation reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of non-performance. In light of recent market events, Midwest Generation utilized market prices for credit default swaps in reducing the fair value of derivative assets with financial institutions by $5 million at September 30, 2008.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth Midwest Generation's financial assets and liabilities that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total at September 30, 2008
	(in millions)
Assets at Fair Value
Money market funds(1)	$622	$—	$—	$622
Derivative contracts	—	74	3	77
Liabilities at Fair Value
Derivative contracts	$—	$(17)	$—	$(17)

(1)
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheet.

        The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the periods ended September 30, 2008.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in millions)
Fair value of derivative contracts, net at beginning of periods	$—	$3
Total realized/unrealized gains (losses):
Included in earnings(1)	3	(8)
Included in accumulated other comprehensive income (loss)	5	2
Purchases and settlements, net	(4)	4
Transfers in or out of Level 3	(1)	2

Fair value of derivative contracts, net at September 30, 2008	$3	$3

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at September 30, 2008(1)	$3	$3

(1)
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Note 3. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive gain (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Gains and Prior Service Costs, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2007	$(45)	$1	$(44)
Current period change	102	—	102

Balance at September 30, 2008	$57	$1	$58

(1)
For further detail, see Note 4—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at September 30, 2008, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. As Midwest Generation's hedged positions are realized, $33 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $14 million and $(8) million during the third quarters of 2008 and 2007, respectively, and $(1) million and $(8) million during the nine months ended September 30, 2008 and 2007, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues on Midwest Generation's consolidated income statements.

        On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Midwest Generation had power contracts with Lehman Brothers Commodity Services, Inc., a subsidiary of Lehman Brothers Holdings, for 2009 and 2010. The obligations of Lehman Brothers Commodity Services under the power contracts are guaranteed by Lehman Brothers Holdings. These contracts qualified as cash flow hedges under SFAS No. 133 until Midwest Generation dedesignated the power contracts as such, effective September 12, 2008 when it determined that it was no longer probable that performance would occur. The amount recorded in accumulated comprehensive income (loss) related to the effective portion of the hedges was $24 million pre-tax ($15 million, after tax) on this date. Since the power contracts are no longer being accounted for as cash flow hedges under SFAS No. 133, the subsequent change in fair value was recorded as an unrealized loss during the third quarter of 2008 reflected in operating revenues on Midwest Generation's consolidated statement of income. Under SFAS No. 133, the pre-tax amount recorded in accumulated other comprehensive income (loss) will be reclassified to operating revenues based on the original forecasted transactions in 2009 ($15 million) and 2010 ($9 million), unless it becomes probable that the forecasted transactions will no longer occur.

Note 4. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of September 30, 2008, Midwest Generation had made approximately $10 million in contributions to its pension plans and expects no further contributions in the last three months of 2008.

        The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$2.4	$3.0	$8.5	$9.2
Interest cost	1.5	1.4	4.6	4.1
Expected return on plan assets	(1.5)	(1.3)	(4.6)	(3.8)
Amortization of prior service credit	—	0.1	0.1	0.2
Amortization of net gain	(0.1)	—	(0.2)	(0.1)

Total expense	$2.3	$3.2	$8.4	$9.6

Postretirement Benefits Other Than Pensions

        As of September 30, 2008, Midwest Generation had made approximately $0.4 million in contributions to its postretirement benefits other than pensions and estimates to make $0.1 million of contributions in the last three months of 2008.

        The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.5	0.3	1.4	1.1
Amortization of prior service costs	(0.2)	(0.1)	(0.5)	(0.5)
Amortization of net loss	0.1	0.1	0.4	0.4

Total expense	$0.6	$0.5	$1.8	$1.5

Note 5. Income Taxes

        Midwest Generation had effective income tax provision rates of 37% and 38% for the nine months ended September 30, 2008 and 2007, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        Midwest Generation is included in the federal consolidated income tax return filed by Edison International. During the third quarter of 2008, the Internal Revenue Service commenced an examination of Edison International's consolidated federal income tax return for the tax years 2003-2006.

Note 6. Commitments and Contingencies

Contractual Obligations

Long-term Debt

        Midwest Generation had borrowings under its $500 million working capital facility totaling $475 million at September 30, 2008. As of December 31, 2007, Midwest Generation had no borrowings outstanding under its working capital facility. The working capital facility matures in 2012. These amounts have been updated primarily to reflect Midwest Generation's financing activities completed during the third quarter of 2008 to enhance liquidity. Proceeds from these borrowings were invested in U.S. Treasury securities and money market funds invested directly in U.S. Treasury securities and U.S. government agency securities.

Commitments

Capital Improvements

        At September 30, 2008, Midwest Generation had firm commitments to spend approximately $55 million on capital expenditures during the remainder of 2008 and $9 million in 2009 primarily related to boiler components, generator stator rewinds, 4kV switchgear, facilities improvements, auxiliary boiler installation, safety platforms, and environmental improvements. These capital expenditures are planned to be financed by cash on hand and cash generated from operations.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buy out its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008 reflected in "(Gain) on buyout of contract and (gain) loss on sale of assets" on Midwest Generation's consolidated statements of income. The remaining payments due under this contract are $15 million.

Other Contractual Obligations

        Midwest Generation had entered into contractual agreements during the first nine months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $165 million, summarized as follows: remainder of 2008—$2 million, 2009—$28 million, 2010—$40 million, 2011—$41 million, 2012—$39 million, and thereafter—$15 million.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February

2009. Payments are made under this indemnity upon tender by Commonwealth Edison of appropriate proof of liability for an asbestos-related settlement, judgment, verdict, or expense. There were approximately 208 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2008. Midwest Generation had recorded a $53 million liability at September 30, 2008 related to this matter.

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

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that it be dismissed based upon various legal precedents. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that it be dismissed. On September 19, 2008, the FERC dismissed the RPM Buyers' complaint, finding that the RPM Buyers had failed to allege or prove that any party violated PJM's tariff and market rules, and that the prices determined during the transition period were determined in accordance with PJM's FERC-approved tariff. On October 20, 2008, the RPM Buyers requested rehearing of the FERC's order dismissing their complaint. This matter is currently pending before the FERC. Midwest Generation cannot predict the outcome of this matter.

New Source Review Notice of Violation

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the Clean Air Act, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the Clean Air Act. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice (DOJ) are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. As a result, Midwest Generation is investigating the claims made by the US EPA in the NOV and is developing a litigation strategy. Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

Insurance

        At September 30, 2008, Midwest Generation had an $8 million receivable recorded primarily related to insurance claims from unplanned outages. During the first quarter of 2008, $6 million related to business interruption insurance coverage was recorded and has been reflected in interest and other income on Midwest Generation's consolidated statements of income. Midwest Generation received $4 million in cash payments during the third quarter of 2008.

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

        With respect to Midwest Generation's potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $3 million at September 30, 2008 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

        In July 2008, a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision once the Court issues its mandate. The decision raised significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Following the decision, the US EPA requested that states reinstate the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR.

        In September 2008, the US EPA and other parties requested a rehearing of the decision by the same three-judge panel or by the full District of Columbia Circuit Court. In October 2008, the Court ordered the petitioners in the CAIR litigation to file a response to the request for rehearing and specifically address whether any party is seeking to vacate the CAIR and whether the Court should stay its mandate until the US EPA promulgates a revised rule. Although Midwest Generation cannot predict the outcome of this proceeding, this latest order suggests that the Court may be willing to leave the CAIR in place in some form. The Court's order vacating the CAIR will not become effective until the Court responds to the petitions for a rehearing of its decision; until then, compliance with the CAIR, including the annual NOX requirements, will be required.

        Midwest Generation is monitoring developments related to the D.C. Circuit's CAIR proceedings. Because Illinois promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact on these state regulations if the Court denies the petitions for rehearing and issues a mandate to vacate the CAIR. Illinois adopted the CAIR emissions trading programs, but also requires Midwest Generation to achieve reductions of NOX and SO2 (and mercury) through environmental control retrofits and plant shutdowns pursuant to a Combined Pollutant Standard. However, if the US EPA is required to propose a new regulation to address interstate transport of air pollution, Midwest Generation cannot be certain that the emissions reductions currently required by the Combined Pollutant Standard will be sufficient to meet such revised regulations. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to the CAIR, the Illinois Plants may be subject to additional requirements pursuant to these programs. For further discussion, see "Note 8. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" to Midwest Generation's consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007.

        Based on the CAIR requirements, Midwest Generation purchased annual NOX allowances under the new CAIR annual NOX program. Midwest Generation continues to plan to meet the requirements of the CAIR as required under current law effective January 1, 2009. If the D.C. Circuit Court issues a mandate to vacate the CAIR, Midwest Generation would no longer need annual NOX allowances and would record an impairment of $48 million at the time of such action.

Note 7. Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash paid (received)
Interest	$68	$135
Income taxes	233	(3)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

  •
  the ability of Midwest Generation to borrow funds and access capital markets on favorable terms, particularly in light of current credit conditions in the capital markets and uncertainty over the global economic outlook;

  •
  the availability and creditworthiness of counterparties to enter into hedge transactions to reduce market price risk;

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2007, and as compared to the third quarter of 2007 and nine months ended September 30, 2007. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

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

Financial Markets and Economic Conditions

        Global financial markets are experiencing severe credit tightening and a significant increase in volatility, causing access to capital markets to become subject to increased uncertainty and borrowing costs to rise dramatically. In response, U.S. and foreign governments and central banks have intervened with programs designed to increase liquidity.

        Midwest Generation is a capital intensive business and depends on access to the financial markets to fund capital expenditures, meet contractual obligations and support collateral requirements. Midwest Generation plans to meet its environmental commitments and make ongoing capital improvements to its existing generation fleet, which require liquidity and access to capital markets in the future. For further discussion, see "Liquidity and Capital Resources—Capital Expenditures."

        Due to the instability of the financial markets, and to provide protection against a dramatic liquidity crisis, Midwest Generation made borrowings under its credit agreement totaling $475 million. Proceeds from these borrowings were invested in U.S. Treasury securities and money market funds invested directly in U.S. Treasury securities and U.S. government agency securities. At September 30, 2008, Midwest Generation had consolidated cash and cash equivalents of $692 million. Although Midwest Generation does not have any material debt obligations that mature until 2012, Midwest Generation's projected capital expenditures require liquidity and access to capital markets in the future.

        While the capital markets are expected to recover over time, it is uncertain how long before recovery occurs. Furthermore, the cost of capital has increased, and terms and conditions of debt agreements are expected to be more restrictive. Moreover, disruption in the financial markets appears to have reduced trading activity in power markets which may affect the level and duration of future hedging activity and potentially increase the volatility of earnings. Long-term disruption in the capital markets could adversely affect Midwest Generation's business plans and potentially impact Midwest Generation's financial position.

Bankruptcy of Lehman Brothers Holdings

        On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Brothers Commodity Services, Inc., declined to meet a collateral call on power contracts, including hedge contracts for Midwest Generation for 2009 and 2010. The obligations of Lehman Brothers Commodity Services under the power contracts are guaranteed by Lehman Brothers Holdings. The bankruptcy filing and failure to post collateral are events of default under the related agreement. In October 2008, these power contracts were terminated, resulting in claims against Lehman Brothers Holdings and its subsidiary in bankruptcy. Midwest Generation recorded a pre-tax loss of $24 million related to power contracts during the third quarter of 2008 reflected in operating revenues on Midwest Generation's consolidated statement of income. See "Market Risk Exposures—Accounting for Energy Contracts" for further discussion.

Industry Developments

Commodity Prices

        Since June 30, 2008, forward energy prices have decreased substantially driven by lower natural gas prices and the financial market developments discussed above. The forward energy market prices for 2009 and 2010 at September 30, 2008 for the Northern Illinois Hub have decreased 23% and 13%, respectively, since June 30, 2008. At September 30, 2008, Midwest Generation had entered into derivative hedge contracts that are recorded at fair value on its consolidated financial statements. Since forward energy prices have decreased since June 30, 2008, the fair value of derivative hedge contracts changed from a net liability position at June 30, 2008 to a net asset position at September 30, 2008, with the effective portion of the contracts recorded as an increase in member's equity ($57 million, after tax). See "Market Risk Exposures—Commodity Price Risk" for further discussion.

Regulatory Developments

        In July 2008, a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision. In September 2008, US EPA and other parties requested a rehearing of its decision by the same three-judge panel or by the full District of Columbia Circuit Court. In October 2008, the Court ordered the petitioners in the CAIR litigation to file a response to the request for rehearing and specifically address whether any party is seeking to vacate the CAIR and whether the Court should stay its mandate until the US EPA promulgates a revised rule. Although Midwest Generation cannot predict the outcome of this proceeding, this latest order suggests that the Court may be willing to leave the CAIR in place in some form. The Court's order vacating the CAIR will not become effective until the Court responds to the petitions for a rehearing of its decision; until then, compliance with the CAIR, including the annual NOX requirements, will be required. If the Court denies the petitions for rehearing and issues a mandate to vacate the CAIR, there will be substantial uncertainty as to the impact of this decision on the SIP regulations promulgated by Illinois in response to the CAIR.

        Notwithstanding these developments, the Illinois Plants continue to be governed by state rules as well as the existing "SIP Call" ozone season NOX cap-and-trade program (which was due to be replaced by the CAIR). For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule."

        Based on the CAIR requirements, Midwest Generation purchased annual NOX allowances under the new CAIR annual NOX program. Midwest Generation continues to plan to meet the requirements of the CAIR as required under current law effective January 1, 2009. If the D.C. Circuit Court issues a mandate to vacate the CAIR, Midwest Generation would no longer need annual NOX allowances and would record an impairment of $48 million at the time of such action.

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the quarter and nine months ended September 30, 2008 increased $9 million and $158 million, respectively, compared to the corresponding periods of 2007. During the second quarter of 2007, Midwest Generation recorded a loss on early extinguishment of debt of $79 million, after tax. Excluding this item, net income for the quarter and nine months ended September 30, 2008 increased $9 million and $79 million, respectively, compared to the corresponding periods of 2007. The increase in third quarter earnings was primarily attributable to higher average realized energy and capacity prices and unrealized gains related to cash flow hedges, partially offset by higher fuel and operating costs and an unrealized loss of $24 million ($15 million, after tax) related to power contracts due to the bankruptcy of Lehman Brothers Holdings. See "Market Risk Exposures—Accounting for Energy Contracts" for further discussion. The year-to-date increase in earnings was primarily attributable to higher gross margin, as compared to 2007, lower interest expense in 2008 due to the repayment of debt in May 2007 and a gain recorded during the first quarter of 2008 related to a buyout of a fuel contract (see "Liquidity and Capital Resources—Contractual Obligations—Fuel Supply Contracts" for further discussion). The increase in gross margin was due to higher average realized energy and capacity prices and higher generation, partially offset by higher coal and transportation costs. These increases were partially offset by the $24 million unrealized loss related to the power contracts described above.

Critical Accounting Policies

        For a discussion of Midwest Generation's critical accounting policies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Policies—Critical Accounting Policies" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

 RESULTS OF OPERATIONS

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues (in millions)	$501	$449	$1,360	$1,214
Statistics
Generation (in GWh):
Energy only contracts	7,333	6,298	19,404	17,441
Load requirements services contracts	1,080	2,115	4,212	5,728

Total	8,413	8,413	23,616	23,169
Aggregate plant performance:
Equivalent availability(1)	87.4%	86.6%	80.9%	78.7%
Capacity factor(2)	69.7%	67.9%	65.8%	63.0%
Load factor(3)	79.8%	78.4%	81.3%	80.1%
Forced outage rate(4)	8.3%	8.6%	9.0%	7.0%
Average realized price/MWh:
Energy only contracts(5)	$54.25	$48.15	$53.44	$48.73
Load requirements services contracts(6)	$63.40	$65.27	$62.65	$63.34
Capacity revenue only (in millions)	$41	$11	$70	$17
Average fuel costs/MWh	$16.90	$13.88	$15.51	$13.40

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues	$501	$449	$1,360	$1,214
Less (plus):
Load requirements services contracts	(68)	(139)	(264)	(363)
Unrealized losses	7	8	15	26
Other revenues	(42)	(15)	(74)	(27)

Realized revenues	$398	$303	$1,037	$850

Generation (in GWh)	7,333	6,298	19,404	17,441
Average realized energy price/MWh	$54.25	$48.15	$53.44	$48.73
(6)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

Operating Revenues

        Operating revenues increased $52 million and $146 million for the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007, primarily due to higher capacity revenues and higher energy revenues as a result of higher average realized energy prices. In addition, results for the third quarter of 2008 included the impact of heavy rains which resulted in a higher-than-planned forced outage rate. The year-to-date increase in energy revenues was also attributable to higher generation.

        Included in operating revenues were unrealized losses of $7 million and $8 million for the third quarters of 2008 and 2007, respectively, and $15 million and $26 million for the nine months ended September 30, 2008 and 2007, respectively. In 2008, unrealized losses included $24 million from power contracts for 2009 and 2010 with Lehman Brothers Commodity Services, Inc. These contracts qualified as cash flow hedges under SFAS No. 133 until Midwest Generation dedesignated the contracts as such, effective September 12, 2008. Since the power contracts no longer qualify as cash flow hedges under SFAS No. 133 due to non-performance risk, the subsequent change in fair value was recorded as an unrealized loss during the third quarter of 2008. Unrealized gains (losses) were also attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133 and power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. See "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Energy Contracts" for more information regarding forward market prices and the write-off of the power contracts, respectively.

Powerton Station Outage

        On December 18, 2007, Unit 6 at the Powerton Station had a duct failure resulting in a suspension of operations at this unit through February 12, 2008. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. The duct failure resulted in claims under Midwest Generation's property and business interruption insurance policies. At September 30, 2008, Midwest Generation had a $4 million receivable recorded related to these claims.

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

Operating Expenses

        Operating expenses increased $40 million and $65 million for the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, (gain) from buyout of contract and (gain) loss on sale of assets, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

        Fuel expenses increased $25 million and $55 million for the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The increases were primarily attributable to higher contracted coal prices, higher transportation costs due to cost escalations included in contracts, and higher generation pertaining to the nine months ended September 30, 2008.

        Gain on sale of emission allowances was none and $4 million for the third quarters of 2008 and 2007, respectively, and $1 million and $12 million for the nine months ended September 30, 2008 and 2007, respectively. Midwest Generation primarily sold excess SO2 emission allowances to an affiliate.

        Plant operations expenses increased $14 million and $17 million for the third quarter and nine months ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The increases were primarily attributable to an increase in planned and routine maintenance as well as higher costs related to forced outages as compared to 2007.

        (Gain) on buyout of contract and (gain) loss on sale of assets for the nine months ended September 30, 2008, includes a $15 million gain related to the buyout of a fuel contract. See "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Fuel Supply Contracts" for further discussion.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Interest and other income	$2	$2	$9	$5
Interest income from affiliates	28	29	85	87
Interest expense	(18)	(18)	(57)	(97)
Loss on early extinguishment of debt	—	—	—	(128)

Total other income (expense)	$12	$13	$37	$(133)

        Interest and other income increased $4 million for the nine months ended September 30, 2008, compared to the corresponding period of 2007, primarily due to $6 million recorded in other income in 2008 for business interruption coverage related to insurance claims from unplanned outages.

        Interest expense decreased $40 million for the nine months ended September 30, 2008, compared to the corresponding period of 2007, primarily due to repayment of debt in May 2007.

        Loss on early extinguishment of debt for the nine months ended September 30, 2007 related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Provision For Income Taxes

        Midwest Generation had effective income tax provision rates of 37% and 38% for the nine months ended September 30, 2008 and 2007, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Midwest Generation's Liquidity

        At September 30, 2008, Midwest Generation had cash and cash equivalents of $692 million and Midwest Generation had a total of $22 million of available borrowing capacity under its $500 million working capital facility.

        The following table summarizes the status of Midwest Generation's working capital facility at September 30, 2008:

(in millions)
Commitment	$500
Outstanding borrowings	(475)
Outstanding letters of credit	(3)

Amount available	$22

        On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Brothers Commercial Bank, Inc., is one of the lenders in the Midwest Generation working capital facility. This subsidiary fully funded $42 million of Midwest Generation's borrowing requests, which remains outstanding. At September 30, 2008, Lehman Brothers Commercial Bank's share of the amount available to draw under the Midwest Generation working capital facility was $2 million.

        Access to the capital markets has become subject to increased uncertainty due to the financial market and economic conditions discussed in "Management's Overview; Critical Accounting Policies—Management's Overview." Accordingly, Midwest Generation's liquidity is currently comprised of cash on hand, cash flow generated from operations, and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback. Long-term disruption in the capital markets could adversely affect Midwest Generation's business plans and potentially impact Midwest Generation's financial position.

Consolidated Cash Flow

        At September 30, 2008, Midwest Generation had cash and cash equivalents of $692 million, compared to $65 million at December 31, 2007. Net working capital at September 30, 2008 was $642 million, compared to $20 million at December 31, 2007. The increase in working capital was primarily attributable to higher cash equivalent balances as a result of recent drawdowns on Midwest Generation's working capital facility.

        Net cash provided by operating activities decreased $132 million in the first nine months of 2008, compared to the first nine months of 2007. The 2008 decrease was primarily due to tax payments to its affiliate of $233 million in 2008 and the purchase of additional NOX emission allowances, partially offset by the timing of cash receipts and disbursements related to working capital items.

        Net cash provided by financing activities was $230 million in the first nine months of 2008, compared to net cash used in financing activities of $639 million in the first nine months of 2007. The 2008 change was primarily due to net borrowings of $475 million in 2008 as compared to $56 million in 2007 and Midwest Generation's lower distributions to its parent in 2008 of $126 million as compared to $475 million in 2007. In addition, Midwest Generation paid $109 million of fees related to the early extinguishment of debt in 2007.

        Net cash used in investing activities increased $51 million in the first nine months of 2008, compared to the first nine months of 2007. The 2008 increase was primarily due to an increase in capital expenditures.

Capital Expenditures

        At September 30, 2008, the estimated capital expenditures by Midwest Generation through 2010 were as follows:

	October through December 2008	2009	2010
	(in millions)
Plant capital expenditures	$32	$65	$106
Environmental expenditures	24	103	263

Total	$56	$168	$369

        Plant capital expenditures relate to non-environmental projects such as superheater tube replacements, generator stator rewinds, 4kV switchgear and mill inerting projects. Environmental expenditures relate to various projects to achieve specified emissions reductions such as installation of mercury controls. See further discussion regarding these and possible additional capital expenditures under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters and Regulations—Air Quality Regulation" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007.

Credit Facility and Other Covenants

        Midwest Generation maintains a $500 million working capital facility that matures in 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is LIBOR + 0.55% (3.80% at September 30, 2008). As of September 30, 2008, Midwest

Generation had $475 million of borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At September 30, 2008, the debt to capitalization ratio was 0.28 to 1.

Equity Distributions and Tax Payments

        The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Nine Months Ended September 30,
	2008		2007
	(in millions)
Equity distributions	$126	(1)	$475
Tax payments (receipts) under tax-allocation agreements	233		(3)

Total payments	$359		$472

(1)
Includes a $50 million dividend recorded as a reduction to accumulated earnings (deficit) on Midwest Generation's consolidated balance sheets.

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

Credit Ratings

Overview

        Credit ratings for EME, Midwest Generation and EMMT, at September 30, 2008, were as follows:

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

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently uses cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Illinois Plants. As of September 30, 2008, Midwest Generation had $692 million of cash and cash equivalents and $478 million was utilized under the working capital facility.

        As of September 30, 2008, Midwest Generation had $29 million in loans receivable from EMMT. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts.

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

Contractual Obligations and Contingencies

Contractual Obligations

Long-term Debt

        Midwest Generation's long-term principal debt maturities plus interest payments as of September 30, 2008 were $5 million for the remainder of 2008, $19 million in 2009, $19 million in 2010, $19 million in 2011, and $485 million in 2012. These amounts have been updated primarily to reflect Midwest Generation's financing activities completed during the third quarter of 2008. See "—Midwest Generation's Liquidity" for additional details.

Capital Improvements

        At September 30, 2008, Midwest Generation had firm commitments to spend approximately $55 million on capital expenditures during the remainder of 2008 and $9 million in 2009 primarily related to boiler components, generator stator rewinds, 4kV switchgear, facilities improvements, auxiliary boiler installation, safety platforms, and environmental improvements. These capital expenditures are planned to be financed by cash on hand and cash generated from operations.

Fuel Supply Contracts

        In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buy out its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008. The remaining payments due under this contract are $15 million.

Other Contractual Obligations

        Midwest Generation had entered into contractual agreements during the first nine months of 2008 to purchase materials for environmental controls equipment. These commitments are currently estimated to be $165 million, summarized as follows: remainder of 2008—$2 million, 2009—$28 million, 2010—$40 million, 2011—$41 million, 2012—$39 million, and thereafter—$15 million.

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

        On July 10, 2008, EME responded to the RPM Buyers' complaint asking that it be dismissed based upon various legal precedents. A number of other parties, including PJM, also responded to the RPM Buyers' complaint asking that it be dismissed. On September 19, 2008, the FERC dismissed the RPM Buyers' complaint, finding that the RPM Buyers had failed to allege or prove that any party violated PJM's tariff and market rules, and that the prices determined during the transition period were determined in accordance with PJM's FERC-approved tariff. On October 20, 2008, the RPM Buyers requested rehearing of the FERC's order dismissing their complaint. This matter is currently pending before the FERC. Midwest Generation cannot predict the outcome of this matter.

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

Air Quality Regulation

        On July 1, 2008, Midwest Generation began operating activated carbon injection technology to reduce mercury emissions at the Fisk, Crawford, and Waukegan stations. Midwest Generation anticipates that the same technology will be implemented at the rest of the Illinois Plants in the third quarter of 2009.

Ambient Air Quality Standards

        On March 12, 2008, the US EPA signed a final rule that implements revisions to the primary and secondary national ambient air quality standards for ozone, originally proposed on July 11, 2007. With regard to the primary standard for ozone, the US EPA has reduced the 8-hour standard to 0.075 parts per million (ppm) from the current standard of 0.84 ppm. The rule became effective on May 27, 2008. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. Based on 2005-2007 data, the Chicago-Gary-Lake County region, in which five of the Illinois Plants are located, is likely to be in non-attainment with the new standard. Midwest Generation intends to consider the new standards as part of its overall plan for environmental compliance.

Clean Air Interstate Rule

        In July 2008, a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision once the Court issues its mandate. The decision raised significant questions as to whether the US EPA will be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the Clean Air Act provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Following the decision, the US EPA requested that states reinstate the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR.

        In September 2008, the US EPA and other parties requested a rehearing of the decision by the same three-judge panel or by the full District of Columbia Circuit Court. In October 2008, the Court ordered the petitioners in the CAIR litigation to file a response to the request for rehearing and specifically address whether any party is seeking to vacate the CAIR and whether the Court should stay its mandate until the US EPA promulgates a revised rule. Although Midwest Generation cannot predict the outcome of this proceeding, this latest order suggests that the Court may be willing to leave the CAIR in place in some form. The Court's order vacating the CAIR will not become effective until the

Court responds to the petitions for a rehearing of its decision; until then, compliance with the CAIR, including the annual NOX requirements, will be required.

        Midwest Generation is monitoring developments related to the D.C. Circuit's CAIR proceedings. Because Illinois promulgated its regulations in response to the CAIR, there is substantial uncertainty as to the impact on these state regulations if the Court denies the petitions for rehearing and issues a mandate to vacate the CAIR. Illinois adopted the CAIR emissions trading programs, but also requires Midwest Generation to achieve reductions of NOX and SO2 (and mercury) through environmental control retrofits and plant shutdowns pursuant to a Combined Pollutant Standard. However, if the US EPA is required to propose a new regulation to address interstate transport of air pollution, Midwest Generation cannot be certain that the emissions reductions currently required by the Combined Pollutant Standard will be sufficient to meet such revised regulations. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other Clean Air Act programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to the CAIR, the Illinois Plants may be subject to additional requirements pursuant to these programs.

        Based on the CAIR requirements, Midwest Generation purchased annual NOX allowances under the new CAIR annual NOX program. Midwest Generation continues to plan to meet the requirements of the CAIR as required under current law effective January 1, 2009. If the D.C. Circuit Court issues a mandate to vacate the CAIR, Midwest Generation would no longer need annual NOX allowances and would record an impairment of $48 million at the time of such action.

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

        EMMT uses "earnings at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure with respect to hedge positions at the Illinois Plants. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Earnings at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and counterparty credit exposure limits.

Hedging Strategy

        To reduce its exposure to market risk, Midwest Generation hedges a portion of its electricity sales through EMMT. To the extent that Midwest Generation does not hedge its electricity sales, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

  •
  the use of contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities and power marketing companies,

  •
  full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services including the delivery of a bundled product including, but not limited to, energy, transmission, capacity and ancillary services, generally for a fixed unit price, and

  •
  participation in capacity auctions.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2008 and 2007.

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2008	2007
January	$47.09	$35.75
February	54.46	56.64
March	58.58	42.04
April	53.87	48.91
May	44.49	44.49
June	56.06	39.76
July	63.79	43.40
August	52.66	57.97
September	43.08	39.68

Nine-Month Average	$52.68	$45.40

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2008:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2008
October	$43.27
November	39.76
December	43.21
2009 Calendar "strip"(2)	$48.02
2010 Calendar "strip"(2)	$48.52

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        The following table summarizes Midwest Generation's hedge position at September 30, 2008:

	2008		2009		2010		2011
	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh
Energy Only Contracts(1)(2)
Northern Illinois Hub—AEP/Dayton Hub	2,765	$61.35	9,945	$65.42	6,534	$68.62	611	$76.40
Load Requirements Services Contracts(3)(4)
Northern Illinois Hub	1,015	63.65	1,571	63.65	—	—	—	—

Total estimated GWh	3,780		11,516		6,534		611

(1)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions at September 30, 2008 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

(2)
The energy only contracts exclude power contracts held with Lehman Brothers Commodity Services, Inc. totaling 1,434 GWh for 2009 and 1,428 GWh for 2010, which were suspended at September 30, 2008 and subsequently terminated in October 2008. For further discussion, see "—Accounting for Energy Contracts."

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

        The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2008:

	October 1, 2008 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,954		4,614	4,929	4,582
Price per MW-day	$122.42	(1)	$102.04	$174.29	$110.00
Non-unit Specific Capacity Sales
MW	880		715	—	—
Price per MW-day	$64.35		$71.46	—	—

(1)
The original price of $111.92 was affected by Midwest Generation's participation in a supplemental RPM auction during the first quarter of 2008 which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $122.42.

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

Basis Risk

        Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. Midwest Generation's revenues with respect to such forward contracts include:

  •
  sales of actual generation in the amounts covered by the forward contracts with reference to PJM spot prices at the busbar of the plant involved, plus,

  •
  sales to third parties at the price under such hedging contracts at designated settlement points (generally the Northern Illinois Hub or AEP/Dayton Hub) less the cost of power at spot prices at the same designated settlement points.

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the past 12 months, the prices at the Northern Illinois Hub were substantially the same as those at the individual busbars of the Illinois Plants, although the implementation of marginal losses on June 1, 2007 has lowered energy prices at the Illinois Plants busbars.

Coal and Transportation Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at September 30, 2008 for the remainder of 2008 and the following two years.

	October through December 2008	2009	2010
Amount of coal under contract in millions of tons(1)	5.6	12.8	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased during 2008 from 2007 year-end prices. The price of PRB coal increased to $14.50 per ton at October 3, 2008 from $11.50 per ton at December 21, 2007, as reported by the Energy Information Administration.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the third quarters of 2008 and 2007 and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Non-qualifying hedges	$(24)	$—	$(22)	$(18)
Ineffective portion of cash flow hedges	17	(8)	7	(8)

Total unrealized losses	$(7)	$(8)	$(15)	$(26)

        On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Midwest Generation had power contracts with Lehman Brothers Commodity Services, Inc., a subsidiary of Lehman Brothers Holdings, for 2009 and 2010. The obligations of Lehman Brothers Commodity Services under the power contracts are guaranteed by Lehman Brothers Holdings. These contracts qualified as cash flow hedges under SFAS No. 133 until Midwest Generation dedesignated the power contracts as such, effective September 12, 2008 when it determined that it was no longer probable that performance would occur. The amount recorded in accumulated comprehensive income (loss) related to the effective portion of the hedges was $24 million pre-tax ($15 million, after tax) on this date. Since the power contracts are no longer being accounted for as cash flow hedges under SFAS No. 133, the subsequent change in fair value was recorded as an unrealized loss during the third quarter of 2008. Under SFAS No. 133, the pre-tax amount recorded in accumulated other comprehensive income (loss) will be reclassified to operating revenues based on the original forecasted transactions in 2009 ($15 million) and 2010 ($9 million), unless it becomes probable that the forecasted transactions will no longer occur.

        During the three months ended September 30, 2008, unrealized gains resulting from the ineffective portion of cash flow hedges resulted primarily from a change in the fair value of derivatives from a net derivative liability position at June 30, 2008 to a net derivative asset position at September 30, 2008. SFAS No. 133 limits the amounts recorded in accumulated other comprehensive income to the lesser of the change in the fair value of the derivative or the hedge item (forecasted transaction).

        At September 30, 2008, unrealized losses of $33 million (including the unrealized losses described above related to Lehman Brothers Commodity Services) were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($4 million for the remainder of 2008, $16 million gain for 2009, and $13 million for 2010).

Derivative Financial Instruments

        The following table summarizes the fair values for outstanding financial instruments used for hedging activities. The increase in fair value of electricity contracts at September 30, 2008 as compared to December 31, 2007 is attributable to a decline in the average market prices for power as compared to contracted prices at September 30, 2008, which is the valuation date.

	September 30, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$60	$(91)

        In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The following table summarizes the maturities and the related fair value, primarily based on actively traded prices, of Midwest Generation's commodity derivative assets and liabilities as of September 30, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$57	$9	$48	$—	$—
Price based on models and other valuation methods	3	—	3	—	—

Total	$60	$9	$51	$—	$—

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 59% of Midwest Generation's consolidated operating revenues for the nine months ended September 30, 2008. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 20% of Midwest Generation's consolidated operating revenues during the nine months ended September 30, 2008. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Ba1 by Moody's.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates for any borrowings outstanding. At September 30, 2008, Midwest Generation had $475 million of borrowings outstanding.

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Item 1. Business—Description of the Industry—Power Markets" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007 and "Item 1. Business—Regulatory Matters" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007, except as follows:

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

        Effective July 1, 2008, the human resources module was implemented as part of the Edison International enterprise-wide project. The implementation of this module and the related workflow capabilities resulted in a material change to Midwest Generation's financial reporting controls and procedures. Therefore, Midwest Generation is modifying the design and documentation of the internal control process and procedures relating to the new timekeeping system to replace and supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in Midwest Generation's internal control over financial reporting.

 PART II—OTHER INFORMATION

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

ITEM 1A.    RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2007. Given current financial market and economic conditions, the capital markets are not currently available to Midwest Generation. Midwest Generation cannot provide assurance that capital will be available when needed, or if available, whether Midwest Generation will be able to raise capital on favorable terms. In addition, until capital markets recover, there may be fewer counterparties willing or able to enter into hedge transactions, which would increase Midwest Generation's exposure to market risks. For more information on these and other developments, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Policies—Financial Markets and Economic Conditions." The risks described in Midwest Generation's annual report on Form 10-K and in this report are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

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

MIDWEST GENERATION, LLC
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 7, 2008

QuickLinks

TABLE OF CONTENTS
GLOSSARY
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)
MIDWEST GENERATION, LLC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  MARKET RISK EXPOSURES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES