Form 10-K
period 2008-12-31
MIDWEST GENERATION LLC
filed 2009-03-02
CIK 1134016

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

       Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2008: $0. Number of units outstanding of the registrant's Membership Interests as of March 2, 2009: 100 units (all units held by an affiliate of the registrant).

       The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

 GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
ARO(s)	asset retirement obligation(s)
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
CPS	Combined Pollutant Standard
DOJ	United States Department of Justice
EIA	Energy Information Administration
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
EWG(s)	exempt wholesale generator(s)
Exelon Generation	Exelon Generation Company LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
FIN No. 39-1	Financial Accounting Standards Board Staff Position No. 39-1, "Amendment of FASB Interpretation No. 39"
Fitch	Fitch Ratings
FPA	Federal Power Act
FSP SFAS No. 142-3	Financial Accounting Standards Board Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets"
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
Illinois Plants	EME's largest power plants (fossil fuel) located in Illinois
ISO(s)	independent system operator(s)
kV	kilovolt
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator

ii

MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NLRB	National Labor Relations Board
NOV	notice of violation
NOX	nitrogen oxide
NSR	New Source Review
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PUHCA 1935	Public Utility Holding Company Act of 1935 (as amended)
PUHCA 2005	Public Utility Holding Company Act of 2005
RPM	reliability pricing model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 158	Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans"
SFAS No. 161	Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities" (an amendment of FASB No. 133)
SIP(s)	state implementation plan(s)
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

 Forward-Looking Statements

       This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation, include but are not limited to:

•
Midwest Generation's ability to borrow funds and access capital markets on favorable terms, particularly in light of current credit conditions in the capital markets and uncertainty over the global economic outlook;

•
the effect of current economic conditions on the availability and creditworthiness of counterparties, and the resulting effects on liquidity in the power and fuel markets in which Midwest Generation operates and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the electricity industry generally, including market structure rules and price mitigation strategies;

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business;

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

•
operating risks, including equipment failure, availability, heat rate, output, availability and cost of spare parts, and costs of repairs and retrofits;

•
creditworthiness of suppliers and their ability to deliver goods and services under their contractual obligations to Midwest Generation or to pay damages if they fail to fulfill those obligations;

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

 PART I

ITEM 1.    BUSINESS

Overview

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

       As of December 31, 2008, Midwest Generation operated 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

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

       Global financial markets are experiencing severe credit tightening and a significant increase in volatility, causing access to capital markets to become subject to increased uncertainty and borrowing costs. In response, U.S. and foreign governments and central banks have intervened with programs designed to increase liquidity and restore confidence.

       Midwest Generation is in a capital intensive business and depends on access to the financial markets to fund capital expenditures, meet contractual obligations and support margin and collateral requirements. Midwest Generation has environmental compliance requirements and ongoing capital expenditures for its existing generation fleet. Capital expenditures require liquidity and access to capital markets at reasonable rates in the future. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures."

       Disruptions in the capital markets affected in 2008, and may continue to affect, Midwest Generation's ability to finance future capital expenditures. Furthermore, these disruptions may affect how Midwest Generation addresses its commitments with respect to environmental compliance, as discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Environmental Developments—Air Quality Regulation." Moreover, disruption in the financial markets appears to have reduced trading activity in power markets which may affect the level and duration of future hedging activity and potentially increase the volatility of earnings. Long-term disruption in the capital markets could adversely affect Midwest Generation's business plans and financial position.

Location and Available Information

       Midwest Generation's principal executive offices are located at One Financial Place, 440 South LaSalle Street, Suite 3500, Chicago, Illinois 60605, and its telephone number is (312) 583-6000.

       Midwest Generation's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

       EME is registered with the Securities and Exchange Commission and has financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding EME, see its annual report on Form 10-K for the year ended December 31, 2008.

Description of the Industry

Electric Power Industry

       Historically, investor-owned utilities and government-owned power agencies were the only producers of bulk electric power intended for sale to third parties in the United States. However, the United States electric industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. Most recently, through the Energy Policy Act of 2005, the U.S. Congress recognized that a significant market for electric power generated by independent power producers, such as Midwest Generation, has developed in the United States and indicated that competitive wholesale electricity markets have become accepted as a fundamental aspect of the electricity industry.

       As part of the developments discussed above, the FERC has encouraged the formation of ISOs and RTOs. In those areas where ISOs and RTOs have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

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

Electric Power Markets

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

       All the energy and capacity from the Illinois Plants is now sold under terms, including price and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Thus, Midwest Generation is subject to market risks related to the price of energy and capacity from the Illinois Plants. Power generated at the Illinois Plants is generally sold into PJM, an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

       PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM. Locational marginal pricing is determined by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. It can also be affected by, among other things, market mitigation measures and energy market price caps.

       PJM requires all load-serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each specific generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. Load-serving entities and generators, such as Midwest Generation, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis. For a discussion of legal challenges to the prices resulting from PJM's capacity auctions, see "Regulatory Matters—PJM Matters—RPM Buyers' Complaint."

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

Competition

       Midwest Generation is subject to intense competition from energy marketers, investor-owned utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. Some of Midwest Generation's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments. These companies may also have competitive advantages as a result of their scale and the location of their generation facilities.

       Environmental regulations, particularly those that impose stringent state specific emission limits, could put Midwest Generation's coal-fired plants at a disadvantage compared with competing power plants operating in nearby states and subject only to federal emission limits. Potential future climate change regulations could also put Midwest Generation's coal-fired power plants at a disadvantage compared to both power plants utilizing other fuels and utilities that may be able to recover climate change compliance costs through rate mechanisms. In addition, Midwest Generation's ability to compete may be affected by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.

Overview of Facilities

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

The Will County Station

       The Will County Station is a 1,060 MW coal-fired power plant located in Romeoville, Will County, Illinois. The Will County Station is located on approximately 215 acres, inclusive of the switchyard. The operating units comprising the Will County Station are referred to as Units 1, 2, 3 and 4 and began operations between 1955 and 1963. Beginning in January 2003, operations at Units 1 and 2 were suspended pending improvement in market conditions. In late 2004, both units were returned to service. Midwest Generation has agreed with the Illinois EPA to shut down permanently Units 1 and 2 on or before December 31, 2010.

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

Transmission

       Station units at Will County, Crawford, Waukegan, and Joliet Unit 6 are connected to Commonwealth Edison's 138 kV transmission systems. The Fisk Station is connected via various circuit breakers and transformers to transmission substations. The Joliet Units 7 and 8, subject to the leveraged lease transactions, and the two Powerton units deliver their power into Commonwealth Edison's 345 kV transmission system. Prior to May 1, 2004, sales of power produced by Midwest Generation required using transmission that had to be obtained from Commonwealth Edison. As mentioned previously, the Illinois Plants are generally dispatched into the PJM market, and sales may also be made from PJM into the MISO.

Significant Customer

       In the past three fiscal years, Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 58%, 49% and 67% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

       Beginning in January 2007, Midwest Generation derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 18% and 30% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2008 and 2007, respectively.

Fuel Supply

       Coal is used to fuel 5,471 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern PRB of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 17.5 million to 19.5 million tons.

       All coal is transported under long-term transportation agreements with the Union Pacific Railroad and various delivering carriers. As of December 31, 2008, Midwest Generation leased approximately 4,000 railcars to transport the coal from the mines to the generating stations and the leases have remaining terms that range from less than two years to 11 years, with options to extend the leases or purchase some railcars at the end of the lease terms. The coal is transported nearly 1,200 miles from the mines to the Illinois Plants.

       Coal for the Fisk and Crawford Stations is typically shipped by rail to the Will County Station where it is transferred from the railcars, blended as necessary to meet station specifications, and loaded into river barges. These barges are towed to the stations by an independent contractor under a transportation agreement with Midwest Generation. Occasionally, third-party transloading facilities are utilized.

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

Emission Allowances

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Illinois regulations implemented the federal NOX SIP Call which required, through 2008, the holding of NOX allowances to cover ozone season NOX emissions. In addition, pursuant to Illinois' implementation of the CAIR, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Illinois Plants, Midwest Generation obtained the rights to the emission allowances that have been or are allocated to these facilities. Midwest Generation purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs.

       See "Item 8. Financial Statements and Supplementary Data—Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Emission Allowances Price Risk" for a discussion of price risks related to the purchase or sale of emission allowances.

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

Regulatory Matters

General

       Midwest Generation's operations are subject to extensive regulation by governmental agencies. Midwest Generation is subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the ownership and operation of the Illinois Plants, and the use of electric energy, capacity and related products, including ancillary services from those facilities. In addition, Midwest Generation is subject to the market rules, procedures, and protocols of the markets in which it participates.

       The laws and regulations that affect Midwest Generation and its operations are in a state of flux. Complex and changing environmental and other regulatory requirements could necessitate substantial expenditures and could create a significant risk of expensive delays or significant loss of value if one or more of the Illinois Plants were to become unable to function as planned due to changing requirements or local opposition.

U.S. Federal Energy Regulation

       The FERC has ratemaking jurisdiction and other authority with respect to wholesale sales and interstate transmission of electric energy (other than transmission that is "bundled" with retail sales) under the FPA and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. Independent power production has been further encouraged by the passage of the Energy Policy Act in 1992, which provided additional exemptions from PUHCA 1935 for EWGs, such as Midwest Generation, and the Energy Policy Act of 2005, which included provisions for the repeal of PUHCA 1935, amendments to the Public Utility Regulatory Policies Act of 1978 (PURPA), merger review reform, the introduction of new regulations regarding transmission operation improvements, FERC authority to impose civil penalties for violation of its regulations, transmission rate reform and incentives for various generation technologies.

Reliability Standards

       On July 20, 2006, the FERC certified the North American Electric Reliability Corporation (NERC) as its Electric Reliability Organization to establish and enforce reliability standards for the bulk power system. Compliance with these standards became mandatory on June 18, 2007. Midwest Generation believes it has taken all steps to be compliant with current NERC reliability standards that apply to its operations.

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

       EWGs certified in accordance with the FERC's rules under PUHCA 2005 are subject to the FPA and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. On November 9, 1999, the FERC issued an order determining that, based on the facts stated in Midwest Generation's application, Midwest Generation is an EWG.

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

       The FPA also grants the FERC jurisdiction over the sale or transfer of specified assets, including wholesale power sales contracts and generation facilities, and in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. Dispositions of Midwest Generation's jurisdictional assets or certain types of financing arrangements may require FERC approval.

Transmission of Wholesale Power

       Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is a jurisdictional public utility under the FPA, Order No. 2000, and subsequent orders.

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing EWGs, such as Midwest Generation to more effectively compete in the wholesale market.

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

Illinois Power Procurement

Prior Auction Rules—

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

Power Procurement in the Future—

       The Illinois Power Agency Act, signed into law on August 28, 2007, establishes a new process for Commonwealth Edison and the Ameren Illinois utilities to procure power for their bundled-rate customers. On July 1, 2008, the two utilities began procuring power for bundled-rate customers by means of existing full requirements contracts that have not yet expired, certain multi-year swap contracts that they entered into with their affiliates pursuant to the Illinois Power Agency Act, and a competitive request for proposal procurement of standard wholesale power products run by independent procurement administrators with the oversight and approval of the Illinois Commerce Commission. The Illinois Power Agency Act provides further that starting in June 2009, a newly created Illinois Power Agency will be responsible for the administration, planning and procurement of power for Commonwealth Edison and the Ameren Illinois utilities' bundled-rate customers using a portfolio-managed approach that is to include competitively procured standard wholesale products and renewable energy resources. The Illinois Commerce Commission will continue in its role of oversight and approval of the power planning and procurement for bundled retail customers of the utilities.

       On January 7, 2009, the Illinois Commerce Commission approved a procurement plan for 2009 that was proposed by the Illinois Power Agency. The plan, which is based on five-year demand forecasts, proposes a laddered procurement strategy for the period beginning in 2009 and ending in 2014. In 2009, the Illinois Power Agency is expected to acquire through a single request for proposals roughly one third of the forecasted demand for bundled load for Commonwealth Edison and Ameren. Renewable requirements, in the first year, will be purchased by way of one-year renewable energy credits; longer contracts may be included in future procurements if required by law or if approved by the Illinois Commerce Commission. The Illinois Power Agency issued its request for proposals in February 2009 and to plans conduct its procurement between mid-March and mid-April 2009.

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

RPM CONE

       On December 12, 2008, PJM submitted revised RPM Tariff sheets pursuant to Section 205 of the FPA, proposing RPM auction modifications relating to CONE values, including a proposal to modify how scarcity pricing revenues are incorporated in the Net Energy and Ancillary Services Revenue Offset, new rules for participation of demand side management resources in the RPM auctions, and a proposed holdback of 2.5% of the reliability requirement from the Base Residual Auction. The CONE is used to construct the demand curve for RPM auctions, and its level affects the clearing price for those auctions (which is determined at the intersection of the supply and demand curves).

       On February 9, 2009, PJM and several other parties to the proceedings filed a proposed settlement with the FERC with a proposed effective date of March 27, 2009. The CONE values in the proposed settlement represent a 10% decrease from those contained in PJM's December 12, 2008 filing. The proposed settlement would retain the 2.5% holdback proposed in PJM's December 12 filing and would increase the length of forward commitment for new capacity resources to seven years, instead of the five years originally proposed by PJM.

       There was a high level of opposition to PJM's proposed modifications from buyers and consumers, and a similarly high level of opposition is expected with respect to the proposed settlement. The effect of the FERC's actions on future RPM auctions cannot be determined at this time. The CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than what is currently effective in the tariff.

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in Note 9—Commitments and Contingencies under "Item 8. Financial Statements and Supplementary Data—Midwest Generation, LLC Notes to Consolidated Financial Statements," as well as the discussions on the NOV issued to Midwest Generation under "Item 3. Legal Proceedings."

Employees

       At December 31, 2008, Midwest Generation employed 1,105 employees, approximately 746 of whom were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 15, AFL-CIO (Local 15), governing wages, certain benefits and working conditions. This agreement will expire on December 31, 2009. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2010.

ITEM 1A. RISK FACTORS

Global Financial Crisis and Economic Uncertainty

The global financial crisis may have a material adverse impact on Midwest Generation's access to capital necessary to fund contractual obligations and the ability of Midwest Generation's counterparties to perform their contractual obligations.

       Financial market and economic conditions had in 2008, and may continue to have, an adverse effect on Midwest Generation's business and financial condition. The capital markets were not available to Midwest Generation during the fourth quarter of 2008, and market uncertainty has continued into 2009. Midwest Generation's ability to raise capital has been, and could continue to be, adversely affected by volatile and unpredictable global market and economic conditions. Even after the capital markets recover, recent disruptions in the credit markets may have lasting effects on the availability of credit, cost of borrowing, and terms and conditions of new borrowings.

       Liquidity is essential to Midwest Generation's business. Midwest Generation cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected. Lack of available capital may affect Midwest Generation's ability to complete environmental improvements as prescribed by the CPS, which could lead to the eventual shutdown of a material part of the Illinois Plants.

       In addition to the potential effect on Midwest Generation's liquidity, the global financial crisis could have a negative effect on the markets in which Midwest Generation sells power, purchases fuel and performs other trading and marketing activities. In recent years, global financial institutions have been active participants in such markets. As such financial institutions consolidate and operate under more restrictive capital constraints in response to the financial crisis, there could be less liquidity in the energy and commodity markets, which could have a negative effect on Midwest Generation's ability to hedge and transact with creditworthy counterparties. In addition, Midwest Generation is exposed to the risk that its counterparties, including customers, suppliers and business partners, may fail to perform according to the terms of their contractual arrangements. Deterioration in the financial condition of Midwest Generation's counterparties as a result of the global financial crisis, and the resulting failure to pay amounts owed or to perform obligations in excess of posted collateral, could have a negative effect on Midwest Generation's business and financial condition.

Market and Operating Risks

Midwest Generation's operations are subject to market risks related to wholesale energy prices.

       Midwest Generation is subject to market risks related to the price of energy, capacity and ancillary services. The market prices for these products in PJM are influenced by multiple factors beyond Midwest Generation's control, which include:

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

•
legal and political challenges to the rules used to calculate capacity payments in the PJM market;

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

       Midwest Generation is exposed to market risks through its ownership and operation of the Illinois Plants. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, Midwest Generation uses forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, Midwest Generation cannot provide assurance that these strategies will successfully mitigate market risks.

       Midwest Generation may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. Fluctuating commodity prices may affect Midwest Generation's financial results, either favorably or unfavorably, to the extent that assets and positions have not been hedged.

       EME, directly and through a subsidiary, has historically provided credit support to its subsidiaries, including EMMT, which markets the energy and capacity from the Illinois Plants. Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support (either through loans or letters of credit) for forward contracts with third-party counterparties entered into by EMMT for capacity and energy generated by Midwest Generation. Although EME may provide credit support from time to time, Midwest Generation uses its working capital facility instead of relying on credit support from EME. Utilization of this credit facility, or cash on hand, in support of such forward contracts provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants.

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

       As a result of these and other factors, Midwest Generation cannot predict the effect that risk management decisions may have on its business, operating results or financial position.

Competition could adversely affect Midwest Generation's business.

       The independent power industry is characterized by numerous capable competitors, some of whom may have more extensive experience in the acquisition and development of power projects, larger staffs, and greater financial resources than Midwest Generation. Several participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could affect Midwest Generation's ability to compete effectively in the markets in which those entities operate.

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

       In addition to the competition already existing in the markets in which Midwest Generation presently operates or may consider operating in the future, Midwest Generation is likely to encounter significant competition as a result of further consolidation of the power industry by mergers and asset reallocations, which could create larger competitors, as well as new market entrants. In addition, regulatory initiatives may result in changes in the power industry to which Midwest Generation may not be able to respond in as timely and effective manner as its competitors.

The Illinois Plants may be affected by general operating risks and hazards customary in the power generation industry. Midwest Generation may not have adequate insurance to cover all these hazards.

       The operation of power generation facilities involves many operating risks, including:

•
performance below expected levels of output, efficiency or availability;

•
interruptions in fuel supply;

•
disruptions in the transmission of electricity;

•
curtailment of operations due to transmission constraints;

•
breakdown or failure of equipment or processes;

•
imposition of new regulatory, permitting, or environmental requirements, or violations of existing requirements;

•
employee work force factors, including strikes, work stoppages or labor disputes;

•
operator/contractor error; and

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

       These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by the Illinois Plants or significantly increase the costs of operating them, and could also result in Midwest Generation being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties. Equipment and plant warranties, guarantees, and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet Midwest Generation's obligations as they become due and could have a material adverse effect on Midwest Generation.

Regulatory and Environmental Risks

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

       Midwest Generation devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Midwest Generation believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has issued an NOV to Midwest Generation and Commonwealth Edison, the former owner of Midwest Generation's coal-fired power plants, alleging violations of the CAA and certain opacity and particulate matter standards. The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement carbon dioxide controls could adversely affect the Illinois Plants. Also, coal plant emissions of NOX and SO2, mercury and particulates are subject to increased controls and mitigation expenses under current regulations and may be subject to new, possibly stricter, regulation in the future. The continued operation of the Illinois Plants is expected to require substantial capital expenditures for environmental controls.

       Midwest Generation has entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in an Illinois rule called the CPS. All of Midwest Generation's Illinois coal-fired electric generating units are subject to the CPS. Capital expenditures relating to controls contemplated by the CPS could be significant. Midwest Generation may ultimately decide to comply with CPS requirements by shutting down units rather than making improvements. Midwest Generation is evaluating all technology and unit shutdown combinations, including interim compliance solutions, to determine the economic effects of compliance with the CPS and optimal methods of compliance. For more information about the CPS requirements and Midwest Generation's plans for compliance," see "Item 8. Financial Statements and Supplementary Data—Midwest

Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule."

       In addition, future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities, could affect the costs and the manner in which Midwest Generation conducts its business. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected. Changing environmental regulations could require Midwest Generation to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If Midwest Generation cannot comply with all applicable regulations, it could be required to retire or suspend operations at its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected.

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

       Midwest Generation's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operation of generation facilities, and access to transmission. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Illinois Plants. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project.

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

Financing Risks

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

Midwest Generation has a substantial amount of indebtedness, including long-term lease obligations and Midwest Generation's ability to meet its obligations under its long-term leases is dependent on payment of interest and principal on its notes receivable from EME.

       As of December 31, 2008, Midwest Generation had $475 million of long-term debt and $911 million in lease financings. During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. The debt service payments made by EME on the intercompany notes evidencing this loan are used by Midwest Generation to make the lease payments under the Powerton and Joliet leases. Midwest Generation's ability to meet its obligations under the leases is partially dependent on receiving payment on these intercompany notes. There is no assurance that EME will have sufficient cash flow to meet its obligations under the intercompany notes or make payments on the EME guarantees of the Powerton and Joliet leases. A default by EME in the payment of these intercompany notes would result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its lease obligations could give rise to various remedies, including the right to terminate the Powerton and Joliet leases, which would result in the loss of revenues from the Powerton and Joliet power plants and would have a material adverse effect on Midwest Generation's business, results of operations and financial condition.

Credit Risks

The creditworthiness of Midwest Generation's customers, suppliers, transporters and other business partners could affect Midwest Generation's business and operations.

       Midwest Generation is exposed to risks associated with the creditworthiness of its key customers, suppliers and business partners, many of whom may be adversely affected by the current conditions in the financial markets. Deterioration in the financial condition of Midwest Generation's counterparties increases the possibility that Midwest Generation may incur losses from the failure of counterparties to perform according to the terms of their contractual arrangements.

       Midwest Generation's operations depend on contracts for the supply and transportation of fuel and other services required for the operation of its generation facilities and are exposed to the risk that counterparties to contracts will not perform their obligations. If a fuel supplier or transporter failed to perform under a contract, Midwest Generation would need to obtain alternate supplies or transportation, which could result in higher costs or disruptions in its operations. If the defaulting counterparty is in poor financial condition, damages related to a breach of contract may not be recoverable. Accordingly, the failure of counterparties to fulfill their contractual obligations could have a material adverse effect on Midwest Generation's financial results.

Volatility of Earnings

The accounting for Midwest Generation's hedging activities may increase the volatility of its quarterly and annual financial results.

       EMMT, on behalf of Midwest Generation, engages in hedging activities in order to mitigate Midwest Generation's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emission allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on Midwest Generation's balance sheet at fair value pursuant to SFAS No. 133. Some of these derivative contracts do not qualify under SFAS No. 133 for hedge accounting, and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, Midwest Generation's financial results will at times be volatile and subject to fluctuations in value primarily due to changes in electricity prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

       Inapplicable.

ITEM 2.    PROPERTIES

       As of December 31, 2008, Midwest Generation owned a fee interest in the Illinois Plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Illinois Plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison. On December 30, 2004, Midwest Generation acquired additional property adjacent to the Collins Station from Commonwealth Edison in exchange for easements Midwest Generation granted to Commonwealth Edison at the Will County, Joliet and Powerton Stations.

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

(1)
The Waukegan Station is comprised of Units 7 and 8. Midwest Generation shut down permanently Waukegan Station Unit 6 (100 MW) on December 21, 2007. For further discussion, see "Item 8. Financial Statements and Supplementary Data—Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation."

(2)
The Will County Station is comprised of Units 1, 2, 3, and 4. Operations at Will County Station Units 1 and 2 (totaling 299 MW) were returned to service in late 2004 after being suspended in January 2003. Midwest Generation has agreed with the Illinois EPA to shut down permanently Will County Station Units 1 and 2 on or before December 31, 2010. For further discussion, see "Item 8. Financial Statements and Supplementary Data—Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation."

(3)
All Collins Station units ceased operations and were decommissioned on or before December 31, 2004.

(4)
Peaking units ceased operations as of April 21, 2005.

(5)
Peaking units ceased operations as of December 31, 2004.

ITEM 3.    LEGAL PROCEEDINGS

New Source Review Notice of Violation

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990's and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleges that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleges violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV does not specify the penalties or other relief that the US EPA seeks for the alleged violations. Midwest Generation, Commonwealth Edison, the US EPA and the DOJ are in talks designed to explore the possibility of a settlement. If the settlement talks fail and the DOJ files suit, litigation could take many years to resolve the issues alleged in the NOV. Midwest Generation cannot predict the outcome of this matter or estimate the impact on its facilities, its results of operations or financial position.

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

       Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $206 million in 2008, $660 million in 2007 and $542 million in 2006.

 ITEM 6.    SELECTED FINANCIAL DATA

       The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
INCOME STATEMENT DATA
Operating revenues from marketing affiliate	$1,778	$1,579	$1,399	$1,429	$1,058
Operating expenses
Fuel and plant operations	915	804	737	672	760
Depreciation and amortization	147	140	142	141	170
(Gain) on buyout of contract, loss on lease termination, asset impairment and other charges and credits(1)	(16)	5	12	4	106
Administrative and general	22	22	19	20	21

	1,068	971	910	837	1,057

Operating income	710	608	489	592	1
Interest and other income (expense)	50	(122)	(83)	(93)	(138)

Income (loss) before income taxes	760	486	406	499	(137)
Provision (benefit) for income taxes	283	183	159	197	(58)

Income (loss) before accounting change	477	303	247	302	(79)
Cumulative effect of change in accounting, net of tax(2)	—	—	—	(1)	—

Net income (loss)	$477	$303	$247	$301	$(79)

(1)
During 2004, Midwest Generation recorded loss on lease termination, asset impairment and other charges primarily related to the loss on termination of the lease related to the Collins Station and the return of its ownership to Midwest Generation, and asset impairment charges related to the small peaking units.

(2)
The 2005 loss from a change in accounting principle resulted from the adoption of a new accounting standard for conditional asset retirements.

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)
BALANCE SHEET DATA
Assets	$5,711	$4,912	$5,284	$5,802	$5,684
Current liabilities	380	389	363	446	252
Long-term debt	475	—	1,326	1,499	1,661
Lease financing	785	912	1,030	1,141	1,245
Other long-term obligations	296	294	184	198	164
Member's equity	3,775	3,317	2,381	2,518	2,362

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
CASH FLOW DATA
Cash provided by operating activities	$545	$732	$874	$145	$191
Cash provided by (used in) financing activities	150	(824)	(819)	(256)	(38)
Cash provided by (used in) investing activities	(110)	(14)	(8)	79	(33)

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this MD&A, or that refers to or incorporates this MD&A, may also contain forward-looking statements in this MD&A and elsewhere. In this MD&A and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Forward-Looking Statements" and "Item 1A. Risk Factors" for a discussion of some of the risks, uncertainties and other important factors that could cause results to differ, or otherwise could impact Midwest Generation or its subsidiaries. Additional information about risks and uncertainties is contained throughout this MD&A. Readers are urged to read this entire annual report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

       This MD&A presents a discussion of Midwest Generation's financial results and analysis of its financial condition. It is presented in four sections:

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Financial Markets and Economic Conditions

       Global financial markets are experiencing severe credit tightening and a significant increase in volatility, causing access to capital markets to become subject to increased uncertainty and borrowing costs to rise dramatically. In response, U.S. and foreign governments and central banks have intervened with programs designed to increase liquidity and restore confidence.

       Midwest Generation is in a capital intensive business and depends on access to the financial markets to fund capital expenditures, meet contractual obligations and support collateral requirements. Midwest Generation has environmental compliance requirements as well as ongoing capital expenditures for its existing generation fleet. All of these activities require liquidity and access to capital markets at reasonable rates in the future. For further discussion, see "Liquidity and Capital Resources—Capital Expenditures."

       Midwest Generation made borrowings under its credit agreement during 2008 to improve liquidity and protect against uncertainty resulting from the status of the financial markets. At December 31, 2008, Midwest Generation had consolidated cash and cash equivalents of $650 million. Although Midwest Generation does not have any material debt obligations that mature until 2012, Midwest Generation's projected capital expenditures require liquidity and access to capital markets in the future.

       Disruptions in the capital markets affected in 2008, and may continue to affect, Midwest Generation's ability to finance future capital expenditures and how Midwest Generation addresses its commitments with respect to environmental compliance, as discussed below. Furthermore, disruption in the financial markets appears to have reduced trading activity in power markets which may affect the level and duration of future hedging activity and potentially increase the volatility of earnings. Long-term disruption in the capital markets could adversely affect Midwest Generation's business plans and financial position.

Industry Developments

Commodity Prices

       The market price for merchant energy in PJM increased significantly during the first half of 2008 and then decreased significantly in the second half of the year. The average 24-hour PJM market price for energy per MWh at the Northern Illinois Hub was higher in 2008 as compared to 2007 by 7.6%. However, since June 30, 2008, forward energy prices in PJM have decreased substantially driven by lower natural gas prices and the financial market developments discussed above. At December 31, 2008, forward energy market prices for 2009 for the Northern Illinois Hub have decreased by 38% since June 30, 2008. At the same time, Midwest Generation's average cost of fuel per MWh increased in 2008 by 16%. At December 31, 2008, Midwest Generation had contracted for substantially all of its coal requirements for 2009. Unless these energy prices change, energy gross margins for unhedged volumes from Midwest Generation will decrease from 2008. See "Market Risk Exposures—Commodity Price Risk" for further discussion.

Environmental Developments

Climate Change Regulation

       The content of potential climate change regulation in the future remains uncertain. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions. State and regional regulations may vary and may be more stringent and costly than federal legislative proposals currently being debated in the U.S. Congress. Key uncertainties include whether a cap-and-trade program will be implemented similar to the US EPA Acid Rain Program, and, if implemented, whether emission allowances would be provided to affected parties without cost for a period of time. In the absence of legislation, it is also possible that CO2 will be regulated by the US EPA pursuant to authority granted under the CAA in its current form. Furthermore, the rate of decrease in GHG emissions and the cost to purchase allowances would be significant factors in determining whether environmental controls for other emissions would be economic to install. Programs to reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels as well as the cost of purchased power. The potential impact on Midwest Generation will depend upon how the factors discussed above and many other considerations are resolved.

Air Quality Regulation

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in an Illinois rule called the CPS. All of Midwest Generation's Illinois coal-fired electric generating units are subject to the CPS.

       Under the CPS, Midwest Generation is required to achieve specific lower emission rates by specified dates. Midwest Generation has not decided upon a particular combination of retrofits to meet the required step down in emission rates. Midwest Generation continues to review alternatives, including interim compliance solutions. The CPS also specifies that specific control technologies are to be installed on some units by specified dates. In these cases, Midwest Generation must either install the required technology by the specified deadline or shut down the unit.

       Midwest Generation is in the process of completing engineering work for the potential installation of SCR equipment on Units 5 and 6 at the Powerton Station and SNCR equipment on Unit 6 at the Joliet Station. The SCR equipment at the Powerton Station is currently estimated to cost $500 million, and the SNCR equipment on Unit 6 at the Joliet Station is currently estimated to cost $13 million (both figures are in 2008 dollars). This technology combination represents one possible compliance plan for the NOX emission rates. Midwest Generation is evaluating other potential solutions that are less costly to meet the NOX emissions rate that combine the use of alternative NOX removal technologies with certain unit shutdowns.

       The engineering work at the Powerton Station also includes the potential installation of FGD equipment on Units 5 and 6, and Midwest Generation currently estimates approximately $1 billion (in 2008 dollars) of capital expenditures would be required for the FGD equipment at the Powerton Station. Midwest Generation also determined these capital expenditures could be reduced if the construction work sequence of FGD and SCR at the Powerton Station were reversed. The complexity of the Powerton Station installation and construction interferences are representative of the balance of the fleet and Midwest Generation currently estimates approximately $650/kW for any FGD installation it elects to make on other units.

       A decision to make these improvements has not been made. Midwest Generation is still evaluating all technology and unit shutdown combinations, including interim and alternative compliance solutions. For further discussion, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations."

Water Quality Regulation

       On October 26, 2007, the Illinois EPA filed a proposed rule with the Illinois PCB that would establish more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. Midwest Generation's Fisk, Crawford and Will County Stations all use water from the Chicago Area Waterway System and its Joliet Station uses water from the Lower Des Plaines River for cooling purposes. The rule, if implemented, is expected to affect the manner in which those stations use water for station cooling.

       The proposed rule is the subject of an administrative proceeding before the Illinois PCB and must be approved by the Illinois PCB and the Illinois Joint Committee on Administrative Rules. Following state adoption and approval, the US EPA also must approve the rule. Hearings began on January 28, 2008, and are continuing in 2009. Midwest Generation is a party in those proceedings. At this time, it is not possible to predict the timing for resolution of the proceeding, the final form of the rule, or how it would impact the operation of the affected stations; however, significant capital expenditures may be required depending on the form of the final rule. In addition, the outcome of these proceedings may affect Midwest Generation's plans for compliance with the CPS discussed above.

Overview of Midwest Generation's Operating Performance

       Midwest Generation's net income increased $174 million in 2008, compared to 2007. During 2007, Midwest Generation recorded a $79 million after-tax charge related to early extinguishment of debt. Excluding this charge, net income increased $95 million in 2008, compared to 2007, primarily attributable to:

•
a $99 million (pre-tax) increase in realized gross margin resulting primarily from higher capacity revenues as a result of the PJM RPM auctions;

•
a $43 million (pre-tax) change from unrealized losses in 2007 to unrealized gains in 2008 related to power contracts, partially offset by a $24 million unrealized loss in 2008 related to the bankruptcy of Lehman Brothers Holdings (see "Market Risk Exposures—Accounting for Energy Contracts" for more information);

•
a $31 million (pre-tax) reduction in long-term debt interest expense primarily due to the repayment of debt in May 2007 from refinancing; and

•
a $15 million (pre-tax) gain related to the buyout of a fuel contract (see "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Fuel Supply Contracts" for more information).

       The increases were partially offset by an increase in maintenance and repair costs due to planned and unplanned outages, and lower sales of emission allowances during the current year.

       Two factors are expected to increase operating expenses by approximately $90 million to $105 million during 2009 as compared to 2008:

•
Effective January 1, 2009, the CAIR requires Midwest Generation to purchase annual NOX allowances in excess of the amounts allocated by the state of Illinois under its SIP. See "Midwest

  Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" for further discussion.

•
Midwest Generation installed activated carbon injection equipment to reduce mercury emissions at the Illinois Plants.

       See "Results of Operations" for further discussion of Midwest Generation's operating results.

Critical Accounting Policies and Estimates

Introduction

       The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material judgments and estimates, and they have a material impact on Midwest Generation's results of operations and financial position.

Derivative Financial Instruments and Hedging Activities

       Midwest Generation uses derivative financial instruments for hedging activities for non-trading purposes. Derivative financial instruments are mainly utilized by Midwest Generation to manage exposure from changes in electricity and fuel prices. Midwest Generation follows SFAS No. 133, which requires derivative financial instruments to be recorded at their fair value unless an exception applies. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings. For further discussion, see "Market Risk Exposures—Accounting for Energy Contracts."

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

Fair Value Accounting

       Midwest Generation follows SFAS No. 157 which established a framework for measuring fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (referred to as an "exit price" in SFAS No. 157). Midwest Generation's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts primarily relate to power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded, over-the-counter traded or structured transactions.

       Midwest Generation makes estimates and significant judgments in order to determine the fair value of an instrument including those related to quoted market prices, time value of money, volatility of the underlying commodities, non-performance risks and other factors. If quoted market prices are not available, internally maintained models are used to determine the fair value. Under SFAS No. 157, when actual market prices, or relevant observable inputs are not available it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. In assessing non-performance risks, Midwest Generation reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of non-performance.

       In addition, SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements" for further information.

       Level 3 includes primarily derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations) and derivatives with counterparties that have significant non-performance risks. For illiquid financial transmission rights, Midwest Generation reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when Midwest Generation concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where Midwest Generation cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, Midwest Generation continues to assess valuation methodologies used to determine fair value.

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

       The assessment of impairment is a critical accounting estimate because significant management judgment is required to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that Midwest Generation considers important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. The expected future undiscounted cash flow from Midwest Generation's assets or group of assets is a critical accounting policy because: (1) estimates of future prices of energy and capacity in wholesale energy markets and fuel prices are susceptible to significant change, (2) uncertainties exist regarding the impact of existing and future environmental regulations, (3) the period of the forecast is over an extended period of time due to the length of the estimated remaining useful lives, and (4) the impact of an impairment on Midwest Generation's consolidated financial position and results of operations would be material.

       Midwest Generation has regulatory requirements in Illinois to reduce SO2 and NOX emissions to target rates and to install specific environmental control equipment by specific dates for each coal unit (except Unit 6 at the Joliet Station) or it would be required to shut down the specified coal unit. See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations" for further discussion regarding the CPS. No decision has been made to make such capital improvements. The decision to make capital improvements is dependent on a number of factors affecting the economic analysis and potential impact of further environmental regulations. If Midwest Generation were to decide not to install additional environmental control equipment and, instead, shut down an entire plant by the date required, the remaining estimated useful life of the plant would be shortened (thereby increasing the annual depreciation expense). The change in estimated useful life could trigger an impairment. If the undiscounted expected cash flow measured at a plant level was less than the net book value of the asset group, an impairment would be recognized. Midwest Generation includes allocated acquired emissions allowances as part of the asset group under SFAS No. 144. Midwest Generation's unit of account is at the plant level and, accordingly, the closure of a unit at a multi-unit site would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant.

Accounting for Contingencies

       In accordance with SFAS No. 5, "Accounting for Contingencies," Midwest Generation records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. These reserves are based on management judgment and estimates taking into consideration available information and are adjusted when events or circumstances cause these judgments or estimates to change. Midwest Generation provides disclosure for contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Gain contingencies are recognized in the financial statements when they are realized. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Contingencies," and "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations" for a discussion of contingencies and regulatory issues, respectively.

Contract Indemnity

       Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. See "Liquidity and Capital Resources—Contractual Obligations, Commitments and Contingencies—Guarantees and Indemnities—Indemnity Provided as Part of the Acquisition from Commonwealth Edison." The estimated liability is based on studies that estimate future losses based on claims experience and other available information. In calculating future losses, various assumptions were made, including, but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites and that the filing date of asbestos claims will not be after 2044. At December 31, 2008, Midwest Generation had recorded a liability of $52 million related to this contract indemnity.

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Midwest Generation uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN No. 48) clarified the accounting for uncertain tax positions. FIN No. 48 (adopted on January 1, 2007) requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Management continues to monitor and assess new income tax developments. See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 7. Income Taxes" for additional details.

       As part of the process of preparing its consolidated financial statements, Midwest Generation is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's balance sheet. In addition, estimated taxes for uncertain tax positions are accrued and included in accrued liabilities or other long-term liabilities in the balance sheet. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Accounting for tax obligations requires judgments, including estimating reserves for potential adverse outcomes regarding tax positions that have been taken. Management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit.

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

	Years Ended December 31
	2008	2007	2006
Operating Revenues (in millions)	$1,778	$1,579	$1,399
Statistics
Generation (in GWh):
Energy only contracts	26,010	22,503	28,898
Load requirements services contracts(1)	5,090	7,458	—

Total	31,100	29,961	28,898

Aggregate plant performance:
Equivalent availability(2)	81.0%	75.8%	79.3%
Capacity factor(3)	64.8%	60.9%	58.8%
Load factor(4)	80.0%	80.4%	74.1%
Forced outage rate(5)	8.3%	9.7%	7.9%
Average realized price/MWh:
Energy only contracts(6)	$51.82	$48.79	$46.19
Load requirements services contracts(7)	$62.64	$63.43	$—
Capacity revenue only (in millions)	$111	$27	$24
Average fuel costs/MWh	$15.49	$13.36	$13.19

(1)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007, one of which expired in May 2008 and the remaining contract is scheduled to expire in May 2009.

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

(6)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized SFAS No. 133 gains (losses) and other non-energy related revenue by (ii) generation, as shown in the table below. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Operating revenues	$1,778	$1,579	$1,399
Less:
Load requirements services contracts	(319)	(473)	—
Unrealized losses (gains)	6	25	(30)
Capacity and other revenues	(117)	(33)	(34)

Realized revenues	$1,348	$1,098	$1,335

Generation (in GWh)	26,010	22,503	28,898
Average realized energy price/MWh	$51.82	$48.79	$46.19
(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

Operating Revenues

       Operating revenues increased $199 million in 2008 compared to 2007 and $180 million in 2007 compared to 2006. The 2008 increase was primarily due to higher capacity and energy revenues. The increase in capacity revenues was attributable to higher capacity prices as a result of the PJM RPM auctions. The increase in energy revenues was attributable to higher generation at slightly higher average realized energy prices. The 2008 operating revenues were also favorably impacted by the timing of unrealized gains and losses related to hedge contracts as described below.

       Included in operating revenues were unrealized gains (losses) of $(6) million, $(25) million and $30 million in 2008, 2007 and 2006, respectively. In 2008, unrealized losses included $24 million from power contracts for 2009 and 2010 with Lehman Brothers Commodity Services, Inc. These contracts qualified as cash flow hedges under SFAS No. 133 until Midwest Generation dedesignated the contracts due to non-performance risk and subsequently terminated the contracts. The change in fair value was recorded as an unrealized loss during 2008. Unrealized gains (losses) were also attributable to the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges under SFAS No. 133 and power contracts that did not qualify for hedge accounting under SFAS No. 133 (sometimes referred to as economic hedges). These energy contracts were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased, resulting in mark-to-market losses on economic hedges. See "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Energy Contracts" for more information.

Powerton Station Outage

       On December 18, 2007, Unit 6 at the Powerton Station had a duct failure resulting in a suspension of operations at this unit through February 12, 2008. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. The duct failure resulted in claims under Midwest Generation's property and business interruption insurance policies. During the first quarter of 2008, $6 million related to business interruption insurance coverage was recorded primarily related to these claims reflected in interest and other income on Midwest Generation's consolidated statements of income. At December 31, 2008, Midwest Generation had a $4 million receivable recorded related to these claims.

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

Operating Expenses

       Operating expenses increased $97 million in 2008 from 2007 and $61 million in 2007 from 2006. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, (gain) from buyout of contract and (gain) loss on sale of assets, depreciation and amortization, and administrative and general expenses. The change in the components of operating expenses is discussed below.

       Fuel expenses increased $82 million in 2008 from 2007 and $18 million in 2007 from 2006. The 2008 increase was primarily attributable to higher contracted coal prices, higher transportation costs due to cost escalations included in contracts, and higher generation as compared to 2007. The 2007 increase was primarily attributable to higher coal consumption in 2007, as compared to 2006, resulting from higher generation.

       Gain on sale of emission allowances was $1 million, $16 million and $14 million for the years ended December 31, 2008, 2007 and 2006, respectively. Midwest Generation sold excess SO2 emission allowances primarily to affiliates in all three years. In 2008, Midwest Generation sold less emission allowances at lower prices. In 2007 and 2006, the change in sales of SO2 emission allowances was primarily attributable to changes in prices. The average price Midwest Generation received for the sale of SO2 emission allowances was $343 per ton in 2008, $538 per ton in 2007 and $475 per ton in 2006.

       Plant operations expenses increased $14 million in 2008 from 2007 and $51 million in 2007 from 2006. The 2008 increase was primarily attributable to increased planned and routine maintenance (including railcars), as well as higher costs related to forced outages as compared to 2007. The 2007 increase was primarily attributable to higher overhaul and planned maintenance costs in 2007, as compared to 2006. In 2007, Midwest Generation experienced forced outages at several stations, including unplanned outages at the Powerton Station, which resulted in a higher forced outage rate of 9.7% for 2007 as compared to 7.9% for 2006, and a lower equivalent availability factor of 75.8% for 2007 as compared to 79.3% for 2006. Some of the planned maintenance for 2008 was completed in 2007 during the outages to maximize future availability.

       (Gain) on buyout of contract and (gain) loss on sale of assets of $16 million for 2008 includes a $15 million gain related to the buyout of a fuel contract. See "Liquidity and Capital Resources—Contractual Obligations and Contingencies—Fuel Supply Contracts" for further discussion. The $5 million loss for 2007 was primarily due to the write-off of the net book value of certain equipment at the Powerton and Joliet Stations. The $12 million loss for 2006 was primarily due to a $14 million write-off of the estimated net book value of some major components that were replaced in 2006, partially offset by a gain of $2 million on the sale of peaker equipment.

       Depreciation and amortization expense increased $7 million in 2008 from 2007 and decreased $2 million in 2007 from 2006. During 2007, Midwest Generation sold excess SO2 emission allowances which resulted in lower depreciation expense, thereby affecting the year over year comparisons. In addition to this factor, the 2008 increase was attributable to an increase in assets being placed in service.

Other Income (Expense)

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Interest and other income	$14	$6	$4
Interest income from affiliates	113	115	115
Interest expense	(77)	(115)	(202)
Loss on early extinguishment of debt	—	(128)	—

Total other income (expense)	$50	$(122)	$(83)

       Interest and other income increased $8 million in 2008 from 2007. The 2008 increase was primarily due to $6 million recorded in other income in 2008 for business interruption coverage related to insurance claims from unplanned outages.

       Interest expense decreased $38 million in 2008 from 2007 and $87 million in 2007 from 2006. The decreases were primarily due to repayment of debt in May 2007.

       Loss on early extinguishment of debt for the year ended December 31, 2007 related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Provision For Income Taxes

       Midwest Generation had effective income tax provision rates of 37%, 38% and 39% in 2008, 2007 and 2006, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, to provide credit support for forward contracts entered into by EMMT. Under this agreement, Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. Midwest Generation had provided $54 million to EMMT as of December 31, 2007 and none as of December 31, 2008. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation earned interest income of $1 million during 2008 and $2 million during each of 2007 and 2006. The maximum amount of available credit under the agreement is $500 million.

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

       The net fees earned by EMMT were $2 million, $1 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Midwest Generation had receivables due from EMMT of $143 million and $108 million at December 31, 2008 and 2007, respectively.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration received (paid) by Midwest Generation was $(33) million, $(7) million and $7 million during 2008, 2007 and 2006, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation paid a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The agreement terminated during 2006. The amount billable under this agreement for the service fee for the year ended December 31, 2006 was $1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $112 million, $113 million and $113 million during 2008, 2007 and 2006, respectively.

Tax-Allocation Agreements

       Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent, Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. Also, while

Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). Amounts included on the balance sheet associated with this tax-allocation agreement totaled $20 million at December 31, 2008 included in due from affiliates and $63 million at December 31, 2007 included in due to affiliates.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $26 million, $28 million and $24 million for the years ended December 31, 2008, 2007 and 2006, respectively. Midwest Generation had a net payable of $4 million and $5 million at December 31, 2008 and 2007, respectively, due to Edison International.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       Midwest Generation EME and Midwest Generation entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2008, 2007 and 2006 were $16 million, $13 million and $12 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2008, 2007 and 2006 were $15 million, $10 million and $7 million, respectively.

       Midwest Generation had payables of $4 million and $2 million due to Midwest Generation EME at December 31, 2008 and 2007 related to these agreements.

New Accounting Pronouncements

       New accounting pronouncements are discussed in Note 1—Summary of Significant Accounting Policies—New Accounting Pronouncements under "Midwest Generation, LLC Notes to Consolidated Financial Statements."

 LIQUIDITY AND CAPITAL RESOURCES

Introduction

       The following discussion of liquidity and capital resources is organized in the following sections:

Midwest Generation's Liquidity

       At December 31, 2008, Midwest Generation had cash and cash equivalents of $650 million and Midwest Generation had a total of $22 million of available borrowing capacity under its $500 million working capital facility.

       The following table summarizes the status of Midwest Generation's working capital facility at December 31, 2008:

(in millions)
Commitment	$500
Outstanding borrowings	(475)
Outstanding letters of credit	(3)

Amount available	$22

       On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Brothers Commercial Bank, Inc., is one of the lenders in the Midwest Generation working capital facility. This subsidiary fully funded $42 million of Midwest Generation's borrowing requests, which remains outstanding. At December 31, 2008, Lehman Brothers Commercial Bank's share of the amount available to draw under the Midwest Generation working capital facility was $2 million.

       Disruptions in the capital markets affected in 2008, and may continue to affect, Midwest Generation's ability to finance future capital expenditures. Access to the capital markets has become subject to increased uncertainty due to the financial market and economic conditions discussed in "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview." Accordingly, Midwest Generation's liquidity is currently comprised of cash on hand, cash flow generated from operations, and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

Lien-backed Hedge Contracts

       Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margining. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features was a net asset at December 31, 2008 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or posting additional collateral under the contingent features described above. Midwest Generation received collateral deposits of $59 million from counterparties under these contracts at December, 31, 2008.

Consolidated Cash Flow

       At December 31, 2008, Midwest Generation had cash and cash equivalents of $650 million, compared to $65 million at December 31, 2007. Net working capital at December 31, 2008 was $813 million, compared to $20 million at December 31, 2007. The increase in working capital was primarily attributable to higher cash equivalent balances as a result of drawdowns in the third quarter of 2008 on Midwest Generation's working capital facility.

       Net cash provided by operating activities totaled $545 million, $732 million and $874 million in 2008, 2007 and 2006, respectively. The changes in net cash provided by operating activities has been largely attributable to the changes in Midwest Generation's loan to affiliate for margin deposits, which provided (used) cash of $54 million in 2008, $(10) million in 2007 and $284 million in 2006. In 2007 and 2006 there were also declines in net amounts due from affiliates, which also contributed to cash provided from operating activities in those years. The 2008 decrease was primarily due to tax payments to its affiliate of $349 million in 2008 and the purchase of additional NOX emission allowances, partially offset by collateral deposits received under hedge contracts.

       Net cash provided by (used in) financing activities totaled $150 million, $(824) million and $(819) million in 2008, 2007 and 2006, respectively. The 2008 change was primarily due to net borrowings of $475 million in 2008 as compared to $56 million in 2007 and Midwest Generation's lower distributions to its parent in 2008 of $206 million as compared to $660 million in 2007. In addition, Midwest Generation paid $109 million of fees related to the early extinguishment of debt in 2007. In 2007, Midwest Generation received a $1.4 billion contribution from its parent which was used to repay $1.3 billion of long-term debt and tender premiums and related fees of $107 million. In addition, Midwest Generation made distributions of $660 million to its parent from cash generated from operations and repaid $111 million of its capital lease obligation. In 2006, Midwest Generation made distributions of $542 million to its parent, repaid $170 million under its working capital facility, and repaid $104 million of its capital lease obligation.

       Net cash used in investing activities totaled $110 million, $14 million and $8 million in 2008, 2007 and 2006, respectively. The 2008 increase in cash used in investing activities was primarily due to an increase in capital expenditures and lower sales of SO2 emission allowances. The 2007 increase in cash used in investing activities was primarily due to an increase in capital expenditures, partially offset by an increase in the proceeds received from the sale of SO2 emission allowances.

Capital Expenditures

       At December 31, 2008, the estimated capital expenditures through 2011 by Midwest Generation were as follows:

	2009	2010	2011
	(in millions)
Plant capital expenditures	$65	$106	$76
Environmental expenditures	48	(a)	(a)

Total	$113	$106	$76

(a)
See discussion below regarding capital expenditures for environmental improvements.

       Plant capital expenditures relate to non-environmental projects such as boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear, and main power transformer replacement.

       As discussed above, Midwest Generation is subject to various commitments with respect to environmental compliance. Midwest Generation is in the process of completing engineering work for the potential installation of SCR and FGD equipment on Units 5 and 6 at the Powerton Station and SNCR equipment on Unit 6 at the Joliet Station. If a decision was made to proceed with these improvements the estimated capital costs (in 2008 dollars) would be approximately:

•
$1 billion for FGD equipment at the Powerton Station,

•
$500 million for SCR equipment at the Powerton Station, and

•
$13 million for SNCR equipment on Unit 6 at the Joliet Station.

       Midwest Generation has determined that these capital expenditures could be reduced if the construction work sequence of FGD and SCR at the Powerton Station were reversed. The complexity of the Powerton Station installation and construction interferences are representative of the balance of the fleet and Midwest Generation currently estimates approximately $650/kW for any FGD installation it elects to make on other units.

       A decision to make these improvements has not been made. Midwest Generation is still reviewing all technology and unit shutdown combinations, including interim and alternative compliance solutions. For further discussion of environmental regulations and current status of environmental improvements in Illinois, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations."

Credit Facility and Other Covenants

       Midwest Generation maintains a $500 million working capital facility that matures in 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is LIBOR + 0.55%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 0.65%, which was the case at December 31, 2008. As of December 31, 2008, Midwest Generation had $475 million of borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility. Midwest Generation's weighted average interest rate was 2.34% at December 31, 2008.

       Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2008, the debt to capitalization ratio was 0.28 to 1.

Equity Distributions and Tax Payments

       The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	2008	2007	2006
	(in millions)
Equity distributions	$206	$660	$542
Tax payments (receipts) under tax-allocation agreements	349	(3)	—

Total payments	$555	$657	$542

       Prior to 2008, Midwest Generation did not make significant payments under its tax-allocation agreements due to losses principally related to the 2004 termination of the Collins Station lease and subsequent decommissioning of the plant. Beginning in 2008, Midwest Generation's federal and state tax payments were made in accordance with the tax-allocation agreements. For additional information on the tax-allocation agreements, see "Results of Operations—Related Party Transactions—Tax-Allocation Agreements."

Powerton-Joliet Lease Payments

       As part of the sale-leaseback of the Powerton Station and Units 7 and 8 of the Joliet Station, Midwest Generation loaned the proceeds (in the original amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. There is no assurance that EME will have sufficient cash flow to meet these obligations. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. If EME fails to pay under its guarantee, including payments due under the Powerton-Joliet leases in the event that Midwest Generation could not make such payments, this would result in an event of default under the Powerton and Joliet leases. This event would have a material adverse effect on Midwest Generation.

Credit Ratings

Overview

       Credit ratings for Midwest Generation, EME and EMMT, at December 31, 2008, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
Midwest Generation(1)	Baa3	BB+	BBB-
EME	B1	BB-	BB-
EMMT	Not Rated	BB-	Not Rated

(1)
First priority senior secured rating.

       On December 23, 2008, S&P assigned a negative outlook to its corporate ratings for Midwest Generation, EME and EMMT. Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Illinois Plants.

       EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. As of December 31, 2008, EMMT had no borrowings outstanding under this revolving credit agreement.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

       The following table summarizes Midwest Generation's significant contractual obligations as of December 31, 2008:

		Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt(1)	$520	$13	$26	$481	$—
Lease financing(2)	1,297	185	321	302	489
Operating lease obligations(3)	106	17	31	29	29
Purchase obligations:
Capital improvements	52	52	—	—	—
Calumet Energy Team contract	9	4	5	—	—
Fuel supply contracts	358	227	131	—	—
Coal transportation	396	236	160	—	—
Other contractual obligations	173	31	86	56	—
Employee benefit plan contribution(4)	7	7	—	—	—

Total Contractual Obligations(5)	$2,918	$772	$760	$868	$518

(1)
See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 6. Long-Term Debt—Credit Facility" for additional details. Amount includes interest payments totaling $45 million over applicable period of the debt.

(2)
Amount includes interest payments over the life of the lease.

(3)
See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments" for additional details.

(4)
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2009 are not available. For more information, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other Than Pensions."

(5)
At December 31, 2008, Midwest Generation had a total net liability recorded for uncertain tax positions of $7 million, which is excluded from the table. Midwest Generation cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the Internal Revenue Service. For more information, see "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 7. Income Taxes."

Lease Financing

       In August 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton-Joliet power facilities to third-party lessors. For further discussion, See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments—Powerton-Joliet Facilities Sale-Leaseback."

Purchase Obligations

Capital Improvements

       At December 31, 2008, Midwest Generation had firm commitments in 2009 for capital expenditures primarily related to boiler components, mill steam inerting projects, generator stator rewinds,

4kV switchgear, main power transformer and environmental improvements. These capital expenditures are planned to be financed by cash on hand and cash generated from operations.

Calumet Energy Team Contract

       Midwest Generation is a party to a long-term power purchase contract with Calumet Energy Team LLC. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs.

Fuel Supply Contracts

       At December 31, 2008, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. The minimum commitments are based on the contract provisions, which consist of fixed prices, subject to adjustment clauses. In connection with the acquisition of the Illinois Plants, Midwest Generation had assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buy out its coal obligations for the years 2009 through 2012 under this contract with a one-time payment to be made in January 2009.

Coal Transportation Agreements

       At December 31, 2008, Midwest Generation had contractual commitments for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts.

Other Contractual Obligations

       At December 31, 2008, Midwest Generation had contractual commitments for the purchase of materials for environmental controls equipment.

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

Indemnity Provided as Part of the Acquisition from Commonwealth Edison

       In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV discussed below under "—Contingencies—New Source Review Notice of Violation" and potential litigation by private groups related to the NOV. Except as discussed below, Midwest Generation has not recorded a liability related to this indemnity.

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 222 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2008. Midwest Generation had recorded a $52 million liability at December 31, 2008 related to this matter.

       Midwest Generation recorded an undiscounted liability for its indemnity for future asbestos claims through 2045. During the fourth quarter of 2007, the liability was reduced by $9 million based on updated estimated losses. In calculating future losses, various assumptions were made, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2044.

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

Environmental Matters and Regulations

       See the discussion on environmental matters and regulations in Note 9—Commitments and Contingencies under "Midwest Generation, LLC Notes to Consolidated Financial Statements."

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

       EMMT uses "gross margin at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure with respect to hedge positions at the Illinois Plants. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify the risk factors. Gross margin at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and counterparty credit exposure limits.

Hedging Strategy

       To reduce its exposure to market risk, Midwest Generation hedges a portion of its electricity sales through EMMT. To the extent that Midwest Generation does not hedge its electricity sales, the unhedged portion will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily implemented through:

•
the use of futures contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

•
forward sales transactions entered into on a bilateral basis with third parties, including electric utilities and power marketing companies,

•
full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services including the delivery of a bundled product including, but not limited to, energy, transmission, capacity and ancillary services, generally for a fixed unit price, and

•
participation in capacity auctions.

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

       Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub or the AEP/Dayton Hub, both in PJM, or may be entered into at other trading hubs, including the Cinergy Hub in the MISO. These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

       PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

       The following table depicts the average historical market prices for energy per megawatt-hour during 2008, 2007 and 2006:

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2008	2007	2006
January	$47.09	$35.75	$42.27
February	54.46	56.64	42.66
March	58.58	42.04	42.50
April	53.87	48.91	43.16
May	44.49	44.49	39.96
June	56.06	39.76	34.80
July	63.79	43.40	51.82
August	52.66	57.97	54.76
September	43.08	39.68	31.87
October	35.31	50.14	37.80
November	38.34	43.25	41.90
December	40.43	44.36	33.57

Yearly Average	$49.01	$45.53	$41.42

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

       The following table sets forth the forward month-end market prices for energy per megawatt-hour for the calendar year 2009 and calendar year 2010 "strips," which are defined as energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub during 2008:

	24-Hour Northern Illinois Hub Forward Energy Prices(1)
	2009	2010
January 31, 2008	$52.30	$53.14
February 29, 2008	57.29	56.45
March 31, 2008	55.48	55.50
April 30, 2008	56.80	49.14
May 31, 2008	57.03	52.10
June 30, 2008	62.17	56.08
July 31, 2008	52.48	50.94
August 31, 2008	50.49	49.30
September 30, 2008	48.03	48.52
October 31, 2008	42.03	43.10
November 30, 2008	41.43	42.45
December 31, 2008	38.59	39.55

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

       EMMT engages in hedging activities for the Illinois Plants to hedge the risk of future change in the price of electricity. Hedging activities for energy only contracts are typically weighted toward on-peak periods. The following table summarizes Midwest Generation's hedge position at December 31, 2008:

	2009		2010		2011
	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh
Energy Only Contracts(1)
Northern Illinois Hub—AEP/Dayton Hub	9,945	$65.44	6,555	$68.61	612	$76.40
Load Requirements Services Contracts(2)(3)
Northern Illinois Hub	1,571	$63.65	—	—	—	—

Total estimated GWh	11,516		6,555		612

(1)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions at December 31, 2008 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

       The following table summarizes the status of capacity sales for Midwest Generation at December 31, 2008:

	January 1, 2009 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,957		4,582	4,929	4,582
Price per MW-day	$122.41	(1)	$102.04	$174.29	$110.00
Non-unit Specific Capacity Sales
MW	880		723	—	—
Price per MW-day	$64.35		$72.84	$—	$—

(1)
The original price of $111.92 was affected by Midwest Generation's participation in a supplemental RPM auction during the first quarter of 2008 which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $122.41.

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

       Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2008, transmission congestion in PJM has resulted in prices at the individual busbars of the Illinois Plants being lower than those at the Northern Illinois Hub by an average of 2%.

Coal and Transportation Price Risk

       The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at December 31, 2008 for the next two years.

	2009	2010
Amount of coal under contract in millions of equivalent tons(1)	17.7	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

       Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants increased during 2008 from 2007 year-end prices and increased during 2007 from 2006 year-end prices. The 2008 and 2007 fluctuations in PRB coal prices were in line with normal market price volatility. The price of PRB coal fluctuated between $11 per ton to $14.50 per ton during 2008, with a price of $13 per ton at January 9, 2009, as reported by the EIA. In 2007, the price of PRB coal ranged from $8.35 per ton to $11.50 per ton, which was the price per ton at December 21, 2007. In 2006, the price of PRB coal ranged from $20.66 per ton in January 2006 to $9.90 per ton at December 15, 2006, as reported by the EIA.

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

       Based on Midwest Generation's anticipated coal requirements in 2009 in excess of the amount under contract, Midwest Generation expects that a 10% change in the price of coal at December 31, 2008 would increase or decrease pre-tax income in 2009 by approximately $1 million.

Emission Allowances Price Risk

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Illinois regulations implemented the federal NOX SIP Call which required, through 2008, the holding of NOX allowances to cover ozone season NOX emissions. In addition, pursuant to Illinois' implementation of the CAIR, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Illinois Plants, Midwest Generation obtained the rights to the emission allowances that have been or are allocated to these facilities. Midwest Generation purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" for further discussion of the CAIR.

       Midwest Generation is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. Based on Midwest Generation's anticipated annual and seasonal NOX requirements for 2009 beyond those allowances already purchased, Midwest Generation expects that a 10% change in the price of annual and seasonal NOX emission allowances at December 31, 2008 would increase or decrease pre-tax income in 2009 by approximately $4 million.

       See "Midwest Generation, LLC Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Matters and Regulations" for a discussion of environmental regulations related to emissions.

Accounting for Energy Contracts

       Midwest Generation uses a number of energy contracts to manage exposure from changes in the price of electricity, including forward sales and purchases of physical power and forward price swaps which settle only on a financial basis (including futures contracts). Midwest Generation follows SFAS No. 133, and under this Standard these energy contracts are generally defined as derivative financial instruments. Importantly, SFAS No. 133 requires changes in the fair value of each derivative financial instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative financial instruments, refer to "Management's Overview; Critical Accounting Policies and Estimates—Critical Accounting Policies and Estimates—Derivative Financial Instruments and Hedging Activities."

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

       Midwest Generation classifies unrealized gains and losses from energy contracts as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2008:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Non-qualifying hedges	$(16)	$(14)	$28
Ineffective portion of cash flow hedges	10	(11)	2

Total unrealized gains (losses)	$(6)	$(25)	$30

       On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Midwest Generation had power contracts with Lehman Brothers Commodity Services, Inc., a subsidiary of Lehman Brothers Holdings, for 2009 and 2010. Lehman Brothers Commodity Services also filed for bankruptcy protection on October 3, 2008. The obligations of Lehman Brothers Commodity Services under the power contracts are guaranteed by Lehman Brothers Holdings. These contracts qualified as cash flow hedges under SFAS No. 133 until Midwest Generation dedesignated the power contracts effective September 12, 2008 when it determined that it was no longer probable that performance would occur. The amount recorded in accumulated comprehensive income (loss) related to the effective portion of the hedges was $24 million pre-tax ($15 million, after tax) on that date. Since the power contracts are no longer being accounted for as cash flow hedges under SFAS No. 133 and subsequently were terminated, the subsequent change in fair value was recorded as an unrealized loss in 2008. Under SFAS No. 133, the pre-tax amount recorded in accumulated other comprehensive income (loss) will be reclassified to operating revenues based on the original forecasted transactions in 2009 ($15 million) and 2010 ($9 million), unless it becomes probable that the forecasted transactions will no longer occur.

       At December 31, 2008, excluding the unrealized losses described above related to Lehman Brothers Commodity Services, unrealized gains of $1 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($1 million in unrealized losses for 2009 and $2 million in unrealized gains for 2010).

Fair Value of Financial Instruments

       Midwest Generation adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. See "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements," for further discussion of Midwest Generation's adoption of SFAS No. 157.

       The following table summarizes the fair values for outstanding financial instruments used for hedging activities:

	December 31, 2008	December 31, 2007
	(in millions)
Commodity price:
Electricity contracts	$244	$(91)

       In assessing the fair value of Midwest Generation's derivative financial instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The increase in fair value of electricity contracts at December 31, 2008 as compared to December 31, 2007 is attributable to a decline in the average market prices for power as compared to contracted prices at December 31, 2008, which is the valuation date. A 10% change in the market price at December 31, 2008 would increase or decrease the fair value of outstanding derivative commodity price contracts by approximately $12 million. The following table summarizes the maturities and the related fair value of Midwest Generation's commodity derivative assets and liabilities as of December 31, 2008:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices provided by external sources	$243	$155	$88	$—	$—
Prices based on models and other valuation methods	1	(2)	3	—	—

Total	$244	$153	$91	$—	$—

       Prices provided by external sources in the preceding table include derivatives whose fair value is based on forward market prices in active markets adjusted for non-performance risks which would be considered Level 2 derivative positions when there are no unobservable inputs that are significant to the valuation. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Credit Risk

       In conducting Midwest Generation's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

       The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. For further discussion, refer to "Results of Operations—Related Party Transactions—EMMT Agreements."

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

       EMMT has established processes to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk of its counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate.

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

       Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 58% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2008. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 18% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2008. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Baa3 by Moody's.

Interest Rate Risk

       Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At December 31, 2008, Midwest Generation had $475 million of borrowings outstanding. Based on the amount of variable rate debt outstanding on December 31, 2008, a 100-basis-point change in interest rates at December 31, 2008 would increase or decrease Midwest Generation's 2009 annual income before taxes by approximately $5 million.

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

Management's Report on Internal Control Over Financial Reporting

       Midwest Generation's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Midwest Generation. Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, Midwest Generation's management conducted an evaluation of the effectiveness of Midwest Generation's internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Midwest Generation's management concluded that Midwest Generation's internal controls over financial reporting were effective as of December 31, 2008.

Internal Control Over Financial Reporting

       There were changes as described below in Midwest Generation's internal controls over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal controls over financial reporting.

       Effective July 1, 2008, the human resources module was implemented as part of the Edison International enterprise-wide project. The implementation of this module and the related workflow capabilities resulted in a material change to Midwest Generation's financial reporting controls and procedures. Therefore, Midwest Generation has modified the design and documentation of the internal control process and procedures relating to the new timekeeping system to replace and supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in Midwest Generation's internal controls over financial reporting.

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

       None.

 MIDWEST GENERATION, LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC:

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Notes 1, 2, 7 and 8 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006, uncertain tax positions as of January 1, 2007, and fair value measurement and disclosure accounting principles as of January 1, 2008.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 2, 2009

 MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues from Marketing Affiliate	$1,778	$1,579	$1,399
Operating Expenses
Fuel	482	400	382
Gain on sale of emission allowances	(1)	(16)	(14)
Plant operations	434	420	369
Depreciation and amortization	147	140	142
(Gain) on buyout of contract and (gain) loss on sale of assets (Note 9)	(16)	5	12
Administrative and general	22	22	19

Total operating expenses	1,068	971	910

Operating income	710	608	489

Other Income (Expense)
Interest and other income	127	121	119
Interest expense	(77)	(115)	(202)
Loss on early extinguishment of debt	—	(128)	—

Total other income (expense)	50	(122)	(83)

Income before income taxes	760	486	406
Provision for income taxes	283	183	159

Net Income	$477	$303	$247

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$650	$65
Due from affiliates	163	108
Fuel inventory	81	69
Spare parts inventory	29	23
Loans to affiliate for margin deposits	—	54
Interest receivable from affiliate	56	56
Derivative assets	140	3
Deferred taxes	—	16
Intangible assets	52	3
Other current assets	22	12

Total current assets	1,193	409

Property, Plant and Equipment	4,320	4,204
Less accumulated depreciation and amortization	1,242	1,095

Net property, plant and equipment	3,078	3,109

Notes receivable from affiliate	1,352	1,356
Long-term derivative assets	73	3
Long-term intangible assets	—	19
Other assets	15	16

Total Assets	$5,711	$4,912

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$44	$29
Book overdrafts	4	2
Accrued liabilities	78	95
Due to affiliates	10	82
Interest payable	31	34
Derivative liabilities	17	29
Deferred taxes	70	—
Current portion of lease financing	126	118

Total current liabilities	380	389

Lease financing, net of current portion	785	912
Long-term obligations	475	—
Deferred taxes	119	68
Long-term derivative liabilities	11	68
Benefit plans and other long-term liabilities	166	158

Total Liabilities	1,936	1,595

Commitments and Contingencies (Note 9)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,587
Accumulated earnings (deficit)	121	(226)
Accumulated other comprehensive income (loss)	143	(44)

Total Member's Equity	3,775	3,317

Total Liabilities and Member's Equity	$5,711	$4,912

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In thousands)

	Membership Interests	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2005	$—	$3,404	$(776)	$(110)	$2,518
Net income	—	—	247	—	247
Other comprehensive income	—	—	—	163	163
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(5)	(5)
Cash distribution to parent	—	(542)	—	—	(542)

Balance at December 31, 2006	—	2,862	(529)	48	2,381

Equity contribution	—	1,385	—	—	1,385
Net income	—	—	303	—	303
Other comprehensive loss	—	—	—	(92)	(92)
Cash distribution to parent	—	(660)	—	—	(660)

Balance at December 31, 2007	—	3,587	(226)	(44)	3,317

Net income	—	—	477	—	477
Other comprehensive income	—	—	—	187	187
Cash distribution to parent	—	(76)	(130)	—	(206)

Balance at December 31, 2008	$—	$3,511	$121	$143	$3,775

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2008	2007	2006
Net Income	$477	$303	$247
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	(1)	—	—
Net gain (loss) adjustment, net of tax expense (benefit) of $(13) and $4 for 2008 and 2007, respectively	(21)	6	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $93, $(75) and $99 for 2008, 2007 and 2006, respectively	146	(119)	155
Reclassification adjustments included in net income, net of income tax benefit of $40, $13 and $5 for 2008, 2007 and 2006, respectively	63	21	8

Other comprehensive income (loss)	187	(92)	163

Comprehensive Income	$664	$211	$410

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$477	$303	$247
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	151	147	147
(Gain) on buyout of contract and (gain) loss on sale of assets	(16)	5	12
Gain on sale of emission allowances	(1)	(16)	(14)
Deferred taxes	20	29	159
Loss on early extinguishment of debt	—	128	—
Decrease (increase) in due to/from affiliates	(128)	161	98
Increase in inventory	(18)	(7)	(27)
Decrease (increase) in loans to affiliate for margin deposits	54	(10)	284
Decrease (increase) in other current assets	(10)	(4)	1
Decrease (increase) in other assets	—	(1)	1
Increase in intangible assets	(30)	(22)	—
Increase in accounts payable and other current liabilities	—	30	2
Decrease in interest payable	(3)	(23)	(3)
Decrease in other liabilities	(16)	(13)	(2)
Decrease (increase) in derivative assets and liabilities	65	25	(31)

Net cash provided by operating activities	545	732	874

Cash Flows From Financing Activities
Borrowings on long-term debt	700	230	445
Repayments of long-term debt	(225)	(1,559)	(618)
Capital contributions from parent	—	1,385	—
Cash distributions to parent	(206)	(660)	(542)
Repayment of capital lease obligation	(119)	(111)	(104)
Premium paid on extinguishment of debt and financing costs	—	(109)	—

Net cash provided by (used in) financing activities	150	(824)	(819)

Cash Flows From Investing Activities
Capital expenditures	(116)	(40)	(31)
Proceeds from sale of assets	1	1	4
Proceeds from sale of emission allowances	2	21	14
Decrease (increase) in restricted cash	(1)	1	2
Repayment of loan to affiliate	4	3	3

Net cash used in investing activities	(110)	(14)	(8)

Net increase (decrease) in cash and cash equivalents	585	(106)	47
Cash and cash equivalents at beginning of period	65	171	124

Cash and cash equivalents at end of period	$650	$65	$171

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

       Midwest Generation is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Midwest Generation is a Delaware limited liability company formed on July 12, 1999 by the issuance of 100% of its membership interests to Edison Mission Midwest Holdings Co. for one hundred dollars. The amount outstanding for the membership interests is not reflected on the face of the Balance Sheet due to rounding to the nearest million. Midwest Generation was formed for the purpose of obtaining financing and acquiring, owning or leasing and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Illinois Plants, for the purpose of producing electric energy.

       As of December 31, 2008, Midwest Generation operated 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

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

       The preparation of financial statements in conformity with GAAP requires Midwest Generation to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

       Cash equivalents include money market funds totaling $650 million and $65 million at December 31, 2008 and 2007, respectively. The carrying value of cash equivalents approximates fair value due to maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Collateral Deposits

       Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. See "New Accounting Pronouncements—Accounting Principles Adopted—FASB Staff Position FIN No. 39-1" for a discussion of Midwest Generation's adoption of FIN No. 39-1. In accordance with FIN No. 39-1, Midwest Generation presents a portion of its cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $59 million at December 31, 2008.

Deferred Financing Costs

       Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense on a basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs at December 31, 2008 and 2007 amounted to $2 million and $1 million, respectively. Amortization of deferred financing costs charged to operations was $1 million, $3 million and $5 million in 2008, 2007 and 2006, respectively.

Derivative Instruments

       SFAS No. 133, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase. Midwest Generation's coal contracts either do not qualify as derivatives under SFAS No. 133 or meet the normal sales and purchases exception. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The results of derivative activities are recorded as part of cash flows from operating activities in the accompanying consolidated statements of cash flows.

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

Income Taxes

       Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. The amount on the balance sheet associated with this tax-allocation agreement totaled $20 million at December 31, 2008 included in due from affiliates and $63 million at December 31, 2007 included in due to affiliates.

       Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. Interest expense and penalties associated with income taxes are reflected in provision for income taxes on Midwest Generation's consolidated statements of income. For further discussion of income taxes, see Note 7—Income Taxes.

Intangible Assets

       Intangible assets consist of emission allowances purchased by Midwest Generation. These emission allowances are stated at weighted average cost. Emission allowances do not have a pre-determined contractual term or expiration date.

Inventory

       Inventory consists of spare parts, coal, fuel oil, and other raw materials and is stated at the lower of weighted average cost or market.

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

Statement of Financial Accounting Standards No. 159—

       In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115," which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Midwest Generation adopted this pronouncement effective January 1, 2008. The adoption of this standard had no impact because Midwest Generation did not make an optional election to report additional financial assets and liabilities at fair value.

Statement of Financial Accounting Standards No. 157—

       In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Midwest Generation adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustment to its consolidated financial statements. The accounting requirements for employers' pension and other postretirement benefit plans were effective at the end of 2008, which was the next measurement date for these benefit plans. Midwest Generation will adopt this standard for nonrecurring nonfinancial assets and liabilities measured at fair value during the first quarter of 2009. Since this standard is applied prospectively, AROs existing before the adoption of the standard will not be adjusted for nonperformance risk. For further discussion, see Note 2—Fair Value Measurements.

FSP SFAS No. 157-3—

       In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 162—

       In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. This statement transfers the GAAP hierarchy from the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles" to the FASB. SFAS No. 162 was effective on November 15, 2008. The adoption of this standard did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Accounting Principles Not Yet Adopted

Statement of Financial Accounting Standards No. 161—

       In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008, with early adoption permitted. Midwest Generation will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 impacts disclosures only, the adoption of this standard will not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

FSP SFAS No. 142-3—

       In April 2008, the FASB issued FSP SFAS No. 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. Midwest Generation will adopt FSP SFAS No. 142-3 in the first quarter of 2009. The adoption of this position will not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

FSP SFAS No. 132(R)-1—

       In December 2008, the FASB issued FSP SFAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This position requires additional plan asset disclosures about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. This position is effective for years ending after December 15, 2009 and therefore, Midwest Generation will adopt FSP SFAS No. 132(R)-1 at year-end 2009. FSP SFAS No. 132(R)-1 will impact disclosures only and will not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives:

Power plant facilities	3 to 30 years
Emission allowances	25 to 33.75 years
Equipment, furniture and fixtures	3 to 7 years
Plant and equipment under lease financing	30 to 33.75 years

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

Restricted Cash

       Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted cash included in other assets on Midwest Generation's consolidated balance sheet, composed entirely of collateral reserves, was $4 million and $3 million at December 31, 2008 and 2007, respectively.

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

       The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (Northern Illinois Hub and AEP/Dayton) adjusted for non-performance risks. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades. The majority of the fair value of Midwest Generation's derivative contracts determined in this manner are classified as Level 2.

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

       In assessing non-performance risks, Midwest Generation reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of non-performance. In light of recent market events, Midwest Generation utilized market prices for credit default swaps in reducing the fair value of derivative assets by $3 million at December 31, 2008.

       Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

       The following table sets forth Midwest Generation's financial assets and liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Collateral(2)	Total at December 31, 2008
Assets at Fair Value
Money market funds(1)	$650	$—	$—	$—	$650
Derivative contracts	—	264	2	(59)	207
Liabilities at Fair Value
Derivative contracts	$—	$(21)	$(1)	$—	$(22)

(1)
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheet.

(2)
Represents cash collateral received from others.

       The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the period ended December 31, 2008:

2008
(in millions)
Fair value of derivative contracts, net at January 1, 2008	$3
Total realized/unrealized gains (losses):
Included in earnings(1)	27
Included in accumulated other comprehensive income (loss)	(2)
Purchases and settlements, net	(29)
Transfers in or out of Level 3	2

Fair value of derivative contracts, net at December 31, 2008	$1

Change during the period in unrealized gains (losses) related to derivative contracts, net held at December 31, 2008(1)	$1

(1)
Reported in operating revenues on Midwest Generation's consolidated statements of income.

       The carrying amount and fair value of outstanding derivative contracts at December 31, 2007 was a liability of $91 million.

Fair Values of Non-Derivative Financial Instruments

       The carrying amount of cash and cash equivalents, accounts receivables and payables contained in Midwest Generation's consolidated balance sheet approximates fair value. The following table summarizes the carrying amounts and fair values for outstanding non-derivative financial instruments:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Instruments
Non-derivatives:
Long-term obligations	$475	$475	$—	$—

Note 3. Risk Management

Commodity Price Risk Management

       Midwest Generation's risk management policy allows for the use of derivative financial instruments through EMMT to limit financial exposure to electricity, capacity, fuel prices, emission allowances and transmission rights for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored by a risk management committee to ensure compliance with Midwest Generation's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EMMT uses "gross margin at risk" to identify, measure, monitor and control Midwest Generation's overall market risk exposure with respect to hedge positions at the Illinois Plants. The use of this measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify risk factors. Gross margin at risk measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and counterparty credit exposure limits.

Credit Risk

       In conducting Midwest Generation's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the non-performing counterparty were unable to pay the resulting damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

       The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. See Note 6—Long-term Debt and Note 10—Related Party Transactions—EMMT Agreements.

       To manage credit risk, EMMT looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

       EMMT has established processes to determine and monitor the creditworthiness of counterparties. EMMT manages the credit risk of its counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. A risk management committee regularly reviews the credit quality of EMMT's counterparties.

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

       Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 58%, 49% and 67% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

       Beginning in January 2007, Midwest Generation also derives a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 18% and 30% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2008 and 2007, respectively. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Baa3 by Moody's.

Note 4. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive gain (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2006	$53	$(5)	$48
Change for 2007	(98)	6	(92)

Balance at December 31, 2007	(45)	1	(44)
Change for 2008	209	(22)	187

Balance at December 31, 2008	$164	$(21)	$143

(1)
For further detail, see Note 8—Compensation and Benefit Plans.

       Unrealized gains on cash flow hedges, net of tax, at December 31, 2008, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. As Midwest Generation's hedged positions are realized, $104 million, after tax, of the net unrealized gains on cash flow hedges at December 31, 2008 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

       Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $1 million, $(13) million and $(2) million during the years ended December 31, 2008, 2007 and 2006, respectively, representing the amount of cash flow hedges' ineffectiveness, reflected in operating revenues on Midwest Generation's consolidated income statements.

       On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Midwest Generation had power contracts with Lehman Brothers Commodity Services, Inc., a subsidiary of Lehman Brothers Holdings, for 2009 and 2010. Lehman Brothers Commodity Services also filed for bankruptcy protection on October 3, 2008. The obligations of Lehman Brothers Commodity Services under the power contracts were guaranteed by Lehman Brothers Holdings.

These contracts qualified as cash flow hedges under SFAS No. 133 until Midwest Generation dedesignated the power contracts effective September 12, 2008 when it determined that it was no longer probable that performance would occur. The amount recorded in accumulated comprehensive income (loss) related to the effective portion of the hedges was $24 million pre-tax ($15 million, after tax) on that date. Since the power contracts are no longer being accounted for as cash flow hedges under SFAS No. 133, and subsequently were terminated, the subsequent change in fair value was recorded as an unrealized loss in 2008 included in operating revenues on Midwest Generation's consolidated statement of income. Under SFAS No. 133, the pre-tax amount recorded in accumulated other comprehensive income (loss) will be reclassified to operating revenues based on the original forecasted transactions in 2009 ($15 million) and 2010 ($9 million), unless it becomes probable that the forecasted transactions will no longer occur.

       Midwest Generation has established claims in the amount of $48 million related to the contracts terminated with Lehman Brothers Holdings and its subsidiary as described above through the termination provisions of its master netting agreements with a Lehman Brothers Holdings subsidiary. Such claims have been fully reserved and are included net in other current assets on Midwest Generation's consolidated balance sheet.

Note 5. Property, Plant and Equipment

       At December 31, 2008 and 2007, property, plant and equipment consisted of the following:

	2008	2007
	(in millions)
Land	$33	$33
Power plant facilities	1,996	1,940
Emission allowances	834	834
Construction in progress	92	34
Equipment, furniture and fixtures	15	12
Plant and equipment under lease financing	1,350	1,350

	4,320	4,203
Less accumulated depreciation and amortization	1,242	1,094

Property, plant and equipment, net	$3,078	$3,109

       In connection with Midwest Generation's financing activities, Midwest Generation has given a first priority security interest in substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, the receivables of EMMT directly related to Midwest Generation's hedge activities, and the pledge of the intercompany notes from EME (approximately $1.4 billion at December 31, 2008). The amount of assets pledged or mortgaged totals approximately $2.9 billion at December 31, 2008. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged. Emission allowances have not been pledged.

       Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $42 million for each of 2008, 2007 and 2006. Accumulated amortization related to the leased facilities was $352 million and $310 million at December 31, 2008 and 2007, respectively.

Asset Retirement Obligations

       Midwest Generation applies SFAS No. 143, "Accounting for Asset Retirement Obligations" as interpreted by FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." SFAS No. 143 as interpreted requires entities to record the fair value of a liability for an ARO in the period in which it is incurred, including a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

       In November 2008, Midwest Generation completed the asbestos removal and demolition costs related to the Powerton Station ARO. Midwest Generation also has conditional AROs related to asbestos removal and disposal costs at its owned buildings and power plant facilities. Midwest Generation has not recorded a liability related to these structures because it cannot reasonably estimate fair value of the obligation at this time. The range of time over which Midwest Generation may settle these obligations in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques.

       Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

	2008	2007	2006
	(in millions)
Beginning balance	$1	$4	$2
Liabilities incurred/(settled) during the period	1	(3)	(1)
Change in estimates	—	—	3

Ending balance	$2	$1	$4

Note 6. Long-Term Debt

Early Extinguishment of Debt

       In 2007, EME completed a private offering of $1.2 billion of its 7.00% senior notes due May 15, 2017, $800 million of its 7.20% senior notes due May 15, 2019 and $700 million of its 7.625% senior notes due May 15, 2027. EME used a portion of the net proceeds of the offering of the senior notes, together with cash on hand, to make an equity contribution (through intermediate holding companies) to Midwest Generation of approximately $1.385 billion which enabled Midwest Generation to purchase $1 billion of its 8.75% second priority senior secured notes due 2034 and to repay the outstanding amount ($328 million) of its senior secured term loan facility. Midwest Generation recorded a pre-tax loss of $128 million ($79 million after tax) on early extinguishment of debt during the second quarter of 2007.

Credit Facility

       Midwest Generation maintains a $500 million working capital facility that matures in 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is LIBOR + 0.55%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 0.65%, which was the case at December 31, 2008. Midwest

Generation's weighted average interest rate was 2.34% at December 31, 2008. Midwest Generation uses its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation can also support its hedging activities by granting liens to eligible hedge counterparties. As of December 31, 2008, Midwest Generation had $475 million of borrowings outstanding due in 2012 and $3 million of letters of credit had been utilized under its working capital facility. As of December 31, 2007, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under its working capital facility.

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

Other Covenants

       Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2008, the debt to capitalization ratio was 0.28 to 1.

Note 7. Income Taxes

       Income tax provision includes the current tax provision from operating income and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

	Years Ended December 31,
	2008	2007
	(in millions)
Deferred tax assets
Lease financing	$49	$45
Derivative instruments	—	34
Accrued expenses and liabilities	—	12
Credit carryforward	—	12
State taxes	14	8
Deferred income	5	5
Net operating loss carryforward	—	2

Total	$68	$118

Deferred tax liabilities
Derivative instruments	$83	$1
Property, plant and equipment—basis differences	174	169

Total	257	170

Deferred tax liability, net	$189	$52

Classification of accumulated deferred income taxes:
Included in current assets	$—	$16
Included in current liabilities	$70	$—
Included in non-current liabilities	$119	$68

       Midwest Generation has $5 million of Illinois net operating loss carryforwards at December 31, 2008 which expire beginning in 2015. The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Current
Federal	$224	$128	$4
State	39	19	2

Total current	$263	$147	$6

Deferred
Federal	$14	$29	$131
State	6	7	22

Total deferred	20	36	153

Provision for income taxes	$283	$183	$159

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Provision for federal income taxes at statutory rate	$266	$170	$142
Increase (decrease) in taxes from:
State tax, net of federal benefit	29	16	15
Qualified production deduction	(12)	(3)	2

Total provision for income taxes	$283	$183	$159

Effective tax rate	37%	38%	39%

Accounting for Uncertainty in Income Taxes

       At December 31, 2008 and 2007, Midwest Generation recorded a liability of $21 million for unrecognized tax benefits which have not changed since January 1, 2007. None of the unrecognized tax benefits as of December 31, 2008 and 2007, if recognized, would affect the effective tax rate. The total amount of accrued interest and penalties was $2 million at both December 31, 2008 and 2007. The total amount of interest and penalties recognized in income tax expense was not material for each of 2008 and 2007. Midwest Generation and its subsidiaries remain subject to examination by the Internal Revenue Service, the California Franchise Tax Board, and other state authorities from 1994 to present. Midwest Generation continues its efforts to resolve open tax issues with the Internal Revenue Service and state authorities. It is reasonably possible that Midwest Generation could reach a settlement with the Internal Revenue Service to settle all or a portion of the unrecognized tax benefits through tax year 2002 within the next 12 months. Midwest Generation is included in the federal consolidated income tax return filed by Edison International. During 2008, the Internal Revenue Service commenced an examination of Edison International's consolidated federal income tax return for the years 2003 through 2006. Midwest Generation believes that it is reasonably possible that unrecognized tax benefits could be reduced by an amount up to $21 million within the next 12 months.

Note 8. Compensation and Benefit Plans

       Employees of Midwest Generation are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' base annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $5 million for each year ended December 31, 2008, 2007 and 2006.

Pension Plans and Postretirement Benefits Other Than Pensions

       SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as assets or liabilities in their balance sheet; the assets or liabilities are normally offset through other comprehensive income. Midwest Generation adopted SFAS No. 158 prospectively on December 31, 2006.

Pension Plans

       Midwest Generation maintains a pension plan specifically for the benefit of its union employees. A portion of Midwest Generation's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $6 million for the year ended December 31, 2009. The fair value of plan assets is determined primarily by quoted market prices.

       Volatile market conditions have affected the value of the trusts established to fund its future long-term pension benefits. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined significantly during 2008. This reduction in the value of plan assets will result in increased future pension expense and contributions. Changes in the plan's funded status affect the assets and liabilities recorded on the balance sheet in accordance with SFAS No. 158. The Pension Protection Act of 2006 establishes new minimum funding standards and restricts plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2008	2007
	(in millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$102	$96
Service cost	11	12
Interest cost	6	5
Actuarial gain	(2)	(9)
Benefits paid	(2)	(2)

Projected benefit obligation at end of year	$115	$102

Change in plan assets
Fair value of plan assets at beginning of year	$79	$65
Actual return (loss) on plan assets	(27)	6
Employer contributions	12	10
Benefits paid	(2)	(2)

Fair value of plan assets at end of year	$62	$79

Funded status at end of year	$(53)	$(23)

Amounts recognized in consolidated balance sheets:
Long-term liabilities	$(53)	$(23)
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$2	$2
Net loss (gain)	20	(11)
Accumulated benefit obligation at end of year	$99	$87

	Years Ended December 31,
	2008	2007
	(in millions)
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$115	$102
Accumulated benefit obligation	99	87
Fair value of plan assets	62	79
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.25%	6.25%
Rate of compensation increase	5.0%	5.0%

       Expense components and other amounts recognized in other comprehensive income (loss)

       Expense components:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Service cost	$11	$12	$12
Interest cost	6	5	4
Expected return on plan assets	(6)	(5)	(4)

Total expense	$11	$12	$12

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

	Years Ended December 31,
	2008	2007
	(in millions)
Net loss (gain)	$28	$(11)
Prior service cost	2	—

Total in other comprehensive (income) loss	$30	$(11)

Total in expense and other comprehensive loss	$41	$1

       The estimated amortization amounts reclassified from other comprehensive loss for 2009 are $0.2 million for prior service costs and $1 million for net gain.

	Years Ended December 31,
	2008	2007	2006
Weighted-average assumptions:
Discount rate	6.25%	5.75%	5.5%
Rate of compensation increase	5.0%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

       The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending December 31,	(in millions)
2009	$3
2010	4
2011	5
2012	6
2013	6
2014-2018	42

       Asset allocations are:

		December 31,
	Target for 2009
		2008	2007
United States equity	39%	41%	47%
Non-United States equity	17%	22%	25%
Private equity	4%	4%	2%
Fixed income	40%	33%	26%

Postretirement Benefits Other Than Pensions

       A portion of Midwest Generation's non-union employees retiring at or after age 55 with at least ten years of service are eligible for postretirement health care, dental, life insurance and other benefits paid in part by Midwest Generation. Eligibility depends on a number of factors, including the employee's hire date. The expected contributions (all by the employer) for the postretirement benefits other than pensions trust are $1 million for the year ended December 31, 2009.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
	2007	2006
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$30	$27
Service cost	1	1
Interest cost	2	1
Amendments	4	—
Actuarial loss	2	1
Benefits paid	(1)	—

Benefit obligation at end of year	$38	$30

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	—
Benefits paid	(1)	—

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(38)	$(30)

Amounts recognized in consolidated balance sheets:
Long-term liabilities	$(38)	$(30)
Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost (credit)	$2	$(3)
Net loss	10	9
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.25%	6.25%
Assumed health care cost trend rates:
Rate assumed for following year	8.75%	9.25%
Ultimate rate	5.5%	5.0%
Year ultimate rate reached	2016	2015

  Expense components and other recognized in other comprehensive income (loss)

       Expense components:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Service cost	$1	$1	$1
Interest cost	2	2	1
Amortization of prior service credit	(1)	(1)	(1)
Amortization of net loss	1	1	1

Total expense	$3	$3	$2

       Other changes in plan assets and benefit obligations recognized in other comprehensive loss:

	Years Ended December 31,
	2008	2007
	(in millions)
Net loss	$6	$—
Prior service cost	—	1
Amortization of prior service cost	1	1
Amortization of net loss	(1)	(1)

Total in other comprehensive loss	$6	$1

Total in expense and other comprehensive loss	$9	$4

       The estimated amortization amounts reclassified from other comprehensive loss for 2009 are $0.3 million for prior service credit and $0.7 million for net loss.

	Years Ended December 31,
	2008	2007	2006
Weighted-average assumptions used to determine expense:
Discount rate	6.25%	5.75%	5.5%
Assumed health care cost trend rates:
Current year	9.25%	9.25%	10.25%
Ultimate rate	5.0%	5.0%	5.0%
Year ultimate rate reached	2015	2015	2011

       Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2008 by $6 million and annual aggregate service and interest costs by $1 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2008 by $5 million and annual aggregate service and interest costs by $0.4 million.

       The following benefit payments are expected to be paid:

Year ended December 31,	Before Subsidy(1)	Net
	(in millions)
2009	$1	$1
2010	1	1
2011	1	1
2012	1	1
2013	2	2
2014-2018	13	13

(1)
Medicare Part D prescription drug benefits.

Discount Rate

       The discount rate enables Midwest Generation to state expected future cash flows at a present value on the measurement date. Midwest Generation selects its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Two corporate yield curves were considered, Citigroup and AON.

Description of Pension Investment Strategies

       The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. As a result of the significant increase in global financial markets volatility, during 2008 and in early 2009, the trusts' investment committee approved interim changes in target asset allocations. Midwest Generation employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance is measured against targets. Midwest Generation also monitors the stability of its investments managers' organizations.

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

       Permitted ranges around asset class portfolio weights are plus or minus 3%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to approach fully invested portfolio positions. Where authorized, a few of the plan's investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets

       The overall expected long term rate of return on assets assumption is based on the long-term target asset allocation for plan assets and capital markets return forecasts for asset classes employed. A portion of postretirement benefits other than pensions trust asset returns are subject to taxation, so the expected long-term rate of return for these assets is determined on an after-tax basis.

Capital Markets Return Forecasts

       Capital markets return forecasts are based on a long-term equilibrium forecast from an independent firm, as well as a separate analysis of expected equilibrium returns. The independent firm uses its research and judgment to determine long-term equilibrium forecasts. A core set of macroeconomic variables is used including real GDP growth, personal consumption expenditures, the federal funds target rate, dividend yield, and the treasury yield curve. Fixed income, equity and private equity returns are determined from these factors. In addition, a separate analysis of equilibrium returns is made. The estimated total return for fixed income is based on an equilibrium yield for intermediate United States government bonds plus a premium for exposure to non-government bonds in the broad fixed income market. The equilibrium yield is based on analysis of historic and projected data and is consistent with experience over various economic environments. The premium of the broad market over United States government bonds is an historic average premium. The estimated rate of return for equity includes a 3% premium over the estimated total return of intermediate United States government bonds. The rate of return for private equity is estimated to be a 5% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Note 9. Commitments and Contingencies

Lease Commitments

       Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily railcars, with termination option dates in various years through 2019.

       At December 31, 2008, the future operating and lease financing commitments were as follows:

Years Ending December 31,	Operating Leases	Lease Financing
	(in millions)
2009	$17	$185
2010	16	170
2011	15	151
2012	12	151
2013	17	151
Thereafter	29	489

Total future commitments	$106	$1,297

Amount representing interest		385

Net commitments		$912

       Operating lease expense amounted to $19 million, $20 million and $19 million in 2008, 2007 and 2006, respectively.

Powerton-Joliet Facilities Sale-Leaseback

       On August 24, 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton Station and Units 7 and 8 of the Joliet Station located in Illinois to third-party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. The lessor debt of $1.147 billion was obtained from the issuance pursuant to two pass-through trust agreements between Midwest Generation and pass-through trustees of Pass-Through Certificates with terms ranging from nine to sixteen years with fixed interest rates ranging from 8.30% to 8.56%. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases.

       Under the terms of the foregoing sale-leaseback transaction, distributions are restricted unless a specified financial covenant is met. At December 31, 2008, Midwest Generation met this covenant. In addition, the lease agreements and the Midwest Generation credit agreement contain covenants that include, among other things, restrictions on Midwest Generation's ability to incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, or engage in transactions for any speculative purpose.

Capital Improvements

       At December 31, 2008, Midwest Generation had firm commitments to spend approximately $52 million on capital expenditures in 2009 primarily related to boiler components, mill steam inerting projects, generator stator rewinds, 4kV switchgear, main power transformer and environmental improvements. These capital expenditures are planned to be financed by cash on hand and cash generated from operations.

Calumet Energy Team Contract

       Midwest Generation is a party to a long-term power purchase contract with Calumet Energy Team LLC. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs. These minimum commitments are currently estimated to aggregate $9 million, summarized as follows: 2009—$4 million; 2010—$4 million; and 2011—$1 million.

Fuel Supply Contracts

       At December 31, 2008, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $358 million in the next two years, summarized as follows: 2009—$227 million and 2010—$131 million.

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

Coal Transportation Agreements

       At December 31, 2008, Midwest Generation had contractual commitments for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $396 million in the next two years, summarized as follows: 2009—$236 million and 2010—$160 million.

Other Contractual Obligations

       At December 31, 2008, Midwest Generation had contractual commitments for the purchase of materials for environmental controls equipment. These minimum commitments are estimated to aggregate $173 million in the next five years, summarized as follows: 2009—$31 million; 2010—$43 million; 2011—$43 million; 2012—$41 million; and 2013—$15 million.

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

Indemnities Provided as Part of the Acquisition from Commonwealth Edison

       In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV discussed below under "—Contingencies—New Source Review Notice of Violation" and potential litigation by private groups related to the NOV. Except as discussed below, Midwest Generation has not recorded a liability related to this indemnity.

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 222 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2008. Midwest Generation had recorded a $52 million and $54 million liability at December 31, 2008 and 2007, respectively, related to this matter.

       Midwest Generation recorded an undiscounted liability for its indemnity for future asbestos claims through 2045. During the fourth quarter of 2007, the liability was reduced by $9 million based on updated estimated losses. In calculating future losses, various assumptions were made, including but not limited to, the settlement of future claims under the supplemental agreement with Commonwealth Edison as described above, the distribution of exposure sites, and that no asbestos claims will be filed after 2044.

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

Insurance

       At December 31, 2008 and 2007, Midwest Generation had a $9 million and $2 million receivable, respectively, recorded primarily related to insurance claims from unplanned outages. During 2008 and 2007, $6 million and $2 million, respectively, related to business interruption insurance coverage were recorded and have been reflected in interest and other income on Midwest Generation's consolidated statements of income. Midwest Generation received $6 million in cash payments related to insurance claims during 2008.

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

Air Quality Regulation

       The federal CAA, state clean air acts, and federal and state regulations implementing such statutes have substantial impacts on power generation facilities, particularly coal-fired plants. Federal environmental regulations require reductions in emissions and require states to adopt implementation plans that are equal to or more stringent than the federal requirements. Compliance with these regulations and SIPs will affect the costs and the manner in which Midwest Generation conducts its business, and is expected to require Midwest Generation to make substantial additional capital expenditures. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that Midwest Generation's financial position and results of operations would not be materially adversely affected as a result.

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia and is intended to address ozone and fine particulate matter attainment issues by reducing regional NOX and SO2 emissions. The CAIR reduces the current CAA Title IV Phase II SO2 emission allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. Illinois has developed SIPs to meet CAIR requirements. The Illinois SIPs for the CAIR, with the exception for set-asides of NOX allowances in Illinois, substantively matched the federal CAIR requirements.

       The CAIR was challenged in court by state, environmental and industry groups, and in July 2008 a three-judge panel of the District of Columbia Circuit Court of Appeals issued a decision to vacate the CAIR in its entirety and remand to the US EPA to issue a new rule consistent with the decision once the Court issued its mandate. The decision raised significant questions as to whether the US EPA would be able to design cap-and-trade programs for NOX and SO2 that are authorized and consistent with the CAA provisions that address upwind contributions to downwind states' noncompliance with national ambient air quality standards for ozone and fine particulate matter. Following the decision, the US EPA requested that states reinstate the existing "SIP Call" ozone season NOX cap-and-trade program, which was due to be replaced by the CAIR.

       In September 2008, the US EPA and other parties requested a rehearing of the decision by the same three-judge panel or by the full District of Columbia Circuit Court. In December 2008, the Court remanded the CAIR to the US EPA without vacating the rule, "so that the US EPA may remedy CAIR's flaws in accordance with the Court's July 11, 2008 opinion in the case." The practical impact of the remand is that CAIR requirements became effective January 1, 2009 and are to remain in place until the US EPA promulgates a revised rule. The timing and substance of the revised rule are not yet clear. The

Court did not set a date by which the US EPA must act on the remand, but the judges noted that they did not intend to grant an indefinite stay of their decision and that the petitioners could bring a petition to the Court if US EPA fails to act in a timely manner. There is substantial uncertainty as to how the US EPA will address the deficiencies identified by the Court and the impact revised regulations will have on SIPs promulgated to implement the CAIR. In addition, the US EPA has allowed states to rely on compliance with the CAIR to satisfy obligations under other CAA programs, including regional haze regulations and reasonably available control technology requirements. Depending on what happens with respect to the CAIR, the Illinois Plants may be subject to additional requirements pursuant to these programs.

       The Illinois Plants continue to be subject to the CAIR. Midwest Generation expects that compliance with the CAIR, and revised or additional state regulations promulgated to comply with a revised CAIR and/or other air regulatory requirements, could result in increased capital expenditures and operating expenses beyond those already required by the CPS discussed below.

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOX and SO2 emissions at the Illinois Plants. The agreement has been embodied in an Illinois rule called the CPS. All of Midwest Generation's coal-fired electric generating units are subject to the CPS.

       Under the CPS, Midwest Generation is required to achieve specific lower emission rates by specified dates. Midwest Generation has not decided upon a particular combination of retrofits to meet the required step down in emission rates. Midwest Generation continues to review alternatives, including interim compliance solutions. The CPS also specifies that specific control technologies are to be installed on some units by specified dates. In these cases, Midwest Generation must either install the required technology by the specified deadline or shut down the unit.

       In order to comply with the CPS, Midwest Generation shut down Unit 6 at the Waukegan Station on December 31, 2007 and must permanently shut down Units 1 and 2 at the Will County Station by December 31, 2010.

       The principal emission standards and control technology requirements for NOX and SO2 under the CPS are as described below:

       NOX Emissions—Beginning in calendar year 2012 and continuing in each calendar year thereafter, Midwest Generation must comply with an annual and seasonal NOX emission rate of no more than 0.11 lbs/million Btu. In addition to these standards, Midwest Generation must install and operate SNCR equipment on Units 7 and 8 at the Crawford Station by December 31, 2015.

       Midwest Generation is in the process of completing engineering work for the potential installation of SCR equipment on Units 5 and 6 at the Powerton Station and SNCR equipment on Unit 6 at the Joliet Station. The SCR equipment at the Powerton Station is currently estimated to cost $500 million, and the SNCR equipment on Unit 6 at the Joliet Station is currently estimated to cost $13 million (both figures are in 2008 dollars). This technology combination represents one possible compliance plan for the NOX emission rate. Midwest Generation is evaluating other potential solutions that are less costly to meet the NOX emission rate that combine the use of alternative NOX removal technologies with certain unit shutdowns.

       SO2 Emissions—Midwest Generation must comply with an overall SO2 annual emission rate of:

•
0.44 lbs/million Btu in 2013
•
0.41 lbs/million Btu in 2014
•
0.28 lbs/million Btu in 2015
•
0.195 lbs/million Btu in 2016
•
0.15 lbs/million Btu in 2017
•
0.13 lbs/million Btu in 2018
•
0.11 lbs/million Btu in 2019 and thereafter

       In addition to these standards, Midwest Generation must install and operate the following specific emission control technologies by the dates indicated:

•
FGD equipment on Unit 7 and Unit 8 at the Waukegan Station by December 31, 2013 and December 31, 2014, respectively.

•
FGD equipment on Unit 19 at the Fisk Station by December 31, 2015.

•
FGD equipment on Unit 8 and Unit 7 at the Crawford Station by December 31, 2017 and December 31, 2018, respectively.

•
FGD equipment on Units 7 and 8 at the Joliet Station, Units 5 and 6 at the Powerton Station, and Units 3 and 4 at the Will County Station by December 31, 2018.

       The engineering work at the Powerton Station also included the potential installation of FGD equipment on Units 5 and 6, and Midwest Generation currently estimates approximately $1 billion (in 2008 dollars) of capital expenditures would be required for the FGD equipment at the Powerton Station. Midwest Generation also determined these capital expenditures could be reduced if the construction work sequence of FGD and SCR at the Powerton Station were reversed. The complexity of the Powerton Station installation and construction interferences are representative of the balance of the fleet and Midwest Generation currently estimates approximately $650/kW for any FGD installation it elects to make on other units.

       Changes in the cost of labor, equipment, and materials, among other factors, may materially affect the above estimates for SCR, SNCR and FGD equipment.

Compliance Costs and Plans

       Decisions to install the improvements described above have not been made. Midwest Generation is still reviewing all technology and unit shutdown combinations, including interim and alternative compliance solutions. These decisions will take into account many factors, including, among others, the effectiveness and cost of various control technologies, the remaining estimated useful life of each affected unit, the market outlook for the prices of various commodities, including electrical energy and capacity, coal and natural gas, availability of financing, and the statutory and regulatory environment including potential GHG regulation. Under current uncertain conditions, Midwest Generation cannot predict the extent to which its interim or long-term compliance with the CPS will result in the retrofit or temporary or permanent suspension or eventual shutdown of a material part of its operating units.

Clean Air Mercury Rule

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

       On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated both rules and remanded the matter to the US EPA. The United States and the Utility Air Regulatory Group had petitioned the Supreme Court to review the D.C. Circuit's decision, but the United States subsequently filed a motion to withdraw its petition based on a determination by the US EPA to develop a new mercury regulation pursuant to Section 112 of the CAA. On February 23, 2009, the U.S. Supreme Court declined to review the D.C. Circuit's decision.

       Until CAMR is replaced by a new mercury rule, mercury regulation will come from state regulatory bodies. As described below, the Illinois Plants are already subject to significant unit-specific mercury emission reduction requirements under Illinois law. Until new federal standards are developed, Midwest Generation will not be able to determine whether it will be necessary to undertake measures beyond those required by state regulations.

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

       Midwest Generation's compliance with the CPS supersedes the mercury rule described above. The principal emission standards and control technology requirements for mercury under the CPS are as described below:

       Beginning in calendar year 2015, and continuing thereafter on a rolling 12-month basis, Midwest Generation must either achieve an emission standard of .008 lbs mercury/GWh gross electrical output or a minimum 90% reduction in mercury for each unit (except Unit 3 at the Will County Station, which shall be included in calendar year 2016). In addition to these standards, Midwest Generation must install and operate the following specific control technologies:

•
Activated carbon injection equipment on all operating units at the Crawford, Fisk and Waukegan Stations by July 1, 2008, and on all operating units at the Powerton, Will County and Joliet Stations by July 1, 2009.

•
Cold side electrostatic precipitator or baghouse on Unit 7 at the Waukegan Station by December 31, 2013 and on Unit 3 at the Will County Station by December 31, 2015.

       Midwest Generation has installed activated carbon injection technology for the removal of mercury in 2008 for Crawford, Fisk and Waukegan Stations and is in the process of installing this technology in 2009 for Joliet, Powerton and Will County Stations. Capital expenditures relating to these controls were $37 million through 2008 and are expected to be $6 million in 2009.

Ambient Air Quality Standards

       The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. Almost all of Midwest Generation's facilities are located in counties that have been identified as being in non-attainment with both standards.

       On September 22, 2006 the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. On February 24, 2009, the U.S. Court of Appeals for the D.C. Circuit remanded the annual fine particulate matter standard to the US EPA for review. The more stringent 24-hour fine particulate standard (and, depending on the course of the remand, a further revised annual standard) may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emissions reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

       On March 12, 2008, the US EPA issued a final rule to make revisions to the primary and secondary national ambient air quality standards for ozone. With regard to the primary and standards for ozone, the US EPA reduced the level of the 8-hour standard to 0.075 parts per million (ppm). The US EPA solicited comment on alternative levels down to 0.060 ppm and up to and including retaining the current 8-hour standard of 0.08 ppm (effectively 0.084 ppm using current data rounding conventions). The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. Midwest Generation anticipates that any such further emission reduction obligations would not be imposed under this standard until 2015 at the earliest, and intends to consider such rules as part of its overall plan for environmental compliance.

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

       The Illinois Plants have complied with the NOX regulations by installing advanced burner technology and by purchasing additional allowances. Midwest Generation plans to continue to purchase allowances as it implements the agreement it reached with the Illinois EPA, but expects to purchase fewer allowances as the required technology improvements are implemented.

       The Illinois EPA has begun to develop SIPs to meet National Ambient Air Quality Standards for 8-hour ozone and fine particulates with the intent of bringing non-attainment areas, such as Chicago, into attainment. The SIPs are expected to deal with all emission sources, not just power generators, and to address emissions of NOX, SO2, and volatile organic compounds. The SIP for 8-hour ozone was to be submitted to the US EPA by June 15, 2007, but is currently expected to be submitted in early 2009. The SIP for fine particulates was to be submitted to the US EPA by April 5, 2008, but is currently expected to be submitted in 2010.

       The CPS requires Midwest Generation to install air pollution controls that will contribute to attainment with the ozone and fine particulate matter per National Ambient Air Quality Standards. Midwest Generation does not know at this time whether the reductions required by the CPS will be sufficient for compliance with future ozone and particulate matter regulations. See "—Clean Air Interstate Rule" for further discussion.

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

       States were required to revise their SIPs by December 2007 to demonstrate reasonable further progress towards meeting regional haze goals. On January 9, 2009, the US EPA found that 37 states, including Illinois, had failed to submit all or a portion of their regional haze SIPs. For those states that have yet to make a submission, or that have made a submission that does not include particular SIP elements, the US EPA is making a "finding of failure to submit." The US EPA finding initiates a two-year deadline for issuance of a Federal Implementation Plan which would provide the basic program requirements for each state that has not completed an approved plan of its own by January 15, 2011. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program. It is possible that sources subject to the CAIR will be able to satisfy their obligations under the regional haze regulations through compliance with the CAIR although, as previously noted, the D.C. Circuit Court's decision to remand the CAIR to the US EPA means that there is substantial uncertainty as to the future of the federal and state CAIR programs. However, until the SIPs are revised, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies, and cannot identify the financial impacts of any additional control requirements.

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

       On February 21, 2003, Midwest Generation received a request for information under Section 114 regarding past operations, maintenance and physical changes at the Illinois Plants from the US EPA. This request was part of the US EPA's industry-wide investigation of compliance by coal-fired plants with the

CAA NSR requirements. In 2003, Commonwealth Edison received a substantially similar request for information from the US EPA related to the same plants. In 2005, the US EPA submitted a request for additional information to Midwest Generation. Midwest Generation provided responses to these requests. On November 18, 2008, the US EPA and DOJ issued supplemental Section 114 requests to EME, Midwest Generation and Commonwealth Edison. EME and Midwest Generation have made an initial response to the requests and are working on a follow-up response to the requests.

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that Midwest Generation and Commonwealth Edison violated various provisions of the NSR rules as well as state air regulations at the Illinois Plants. See "—Commitments and Contingencies—Contingencies—New Source Review Notice of Violation" for further discussion.

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

Clean Water Act—Cooling Water Intake Structures

       On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation is to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Depending on the findings of the demonstration studies contemplated by the rule to demonstrate the costs and benefits of compliance, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

       On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. On December 2, 2008 the Supreme Court heard oral arguments on this case. A decision is expected during the first half of 2009. The US EPA has delayed rulemaking pending the decision of the court. Midwest Generation has collected impingement and entrainment data at its potentially affected Midwest Generation facilities in Illinois to begin the process of determining what corrective actions might need to be taken under the previous rule. Because there are no defined compliance targets absent a new rule, Midwest Generation is currently in the process of generally reviewing a wide range of possible control technologies. Although the rule to be generated in the new rulemaking process could have a material impact on Midwest Generation's operations, until the final compliance criteria have been published, Midwest Generation cannot reasonably determine the financial impact.

       On October 26, 2007, the Illinois EPA filed a proposed rule with the Illinois PCB that would establish more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. Midwest Generation's Fisk, Crawford and Will County Stations all use water from the Chicago Area Waterway System and its Joliet Station uses water from the Lower Des Plaines River for cooling purposes. The rule, if implemented, is expected to affect the manner in which those stations use water for station cooling.

       The proposed rule is the subject of an administrative proceeding before the Illinois PCB and must be approved by the Illinois PCB and the Illinois Joint Committee on Administrative Rules. Following state adoption and approval, the US EPA also must approve the rule. Hearings began on January 28, 2008, and are continuing in 2009. Midwest Generation is a party in those proceedings. At this time, it is not possible to predict the timing for resolution of the proceeding, the final form of the rule, or how it would impact the operation of the affected stations; however, significant capital expenditures may be required depending on the form of the final rule.

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

       With respect to Midwest Generation's potential liabilities arising under CERCLA or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $4 million at December 31, 2008 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Coal Combustion Wastes

       US EPA regulations currently classify coal combustion wastes as solid wastes that are exempt from hazardous waste requirements under what is known as the Bevill Amendment. The exemption applies to fly ash, bottom, slag, and flue gas emission control wastes generated from the combustion of coal or other fossil fuels. The US EPA has studied coal combustion wastes extensively and in 2000 concluded that fossil fuel combustions wastes do not warrant regulation as a hazardous waste under Subtitle C of the Resource Conservation and Recovery Act. However, the US EPA also concluded, in 2000 and again in a 2007 Notice of Data Availability and request for public comment, that coal combustion wastes disposed of in surface impoundments and landfills, or used for minefill, do require regulation under Subtitle D (as solid wastes) under the Resource Conservation and Recovery Act. The current classification of coal combustion wastes as exempt from hazardous waste requirements enables beneficial uses of coal combustion wastes, such as for cement production and fill materials. The Illinois Plants currently sell a significant portion of their coal combustion wastes for beneficial uses.

       Legislation has been introduced in the U.S. House of Representatives and the US EPA is reviewing options for regulation of coal ash. The US EPA and many state regulatory agencies, including the Illinois EPA, are reviewing existing ash storage and disposal units and the adequacy of existing regulatory standards. Midwest Generation is monitoring state legislative and regulatory activity, but cannot predict the outcome of this activity.

       Additional regulation of the storage, disposal, and beneficial uses of coal combustion wastes would affect the costs and the manner in which Midwest Generation conducts its business, and would likely require Midwest Generation to make additional capital expenditures with no assurance that the increased costs could be recovered from customers.

Climate Change

Federal Legislative Initiatives

       To date, the United States has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the United Nations Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in recent sessions of the U.S. Congress that would reduce GHG emissions in the U.S. Enactment of climate change legislation within the next several years now seems likely. However, there is still significant uncertainty about the cost of complying with any future GHG emission requirements. These costs will depend upon many factors, including the required levels of GHG emission reductions, the timing of those reductions, the impact on fuel prices, whether emission allowances will be allocated with or without cost to existing generators, and whether flexible compliance mechanisms, such as a GHG offset program similar to those sanctioned under the CAA for conventional pollutants, will be part of the policy.

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

Regional Legislative Initiatives

       On November 15, 2007, Illinois became a party to the Midwestern Accord, in which six of the twelve states in the Midwestern Governors' Association, along with the Province of Manitoba, have agreed to seek to develop regional GHG emission reduction goals within one year and to develop a multi-sector cap-and-trade program to achieve these goals. The accord called for such a program to be implemented in 30 months. On February 19, 2008, the six participating states announced that they would complete a model rule by the end of 2008 to create the framework for the cap-and-trade program, a schedule which has since been revised to fall 2009. Once this model rule has been drafted, each of the participating states could adopt the program through legislative action, executive order or other appropriate means. In February 2007, prior to the development of the Midwestern Accord, then-Illinois Governor Blagojevich announced a goal to reduce Illinois' GHG emissions to 1990 levels by 2020 and to 60% below 1990 levels by 2050.

       Implementing regulations for regional initiatives may be more stringent and costly than federal legislative proposals currently being debated in the U.S. Congress. It cannot yet be determined whether or to what extent any federal legislative system would preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. If state and/or regional initiatives are allowed to stand together with federal legislation, generators could be required to purchase allowances to satisfy their state and federal compliance obligations.

Litigation Developments

       Climate change regulation may be affected by litigation in federal and state courts. For example, on April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate GHG emissions of new motor vehicles under the CAA and that it has a duty to determine whether GHG emissions of new motor vehicles contribute to climate change or offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA's failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the CAA related to emissions of motor vehicles, a parallel provision of the CAA applies to stationary sources such as electric generators, and there is litigation pending in the D.C. Circuit Court of Appeals, Coke Oven Task Force v. Environmental Protection Agency, in which the holding in Massachusetts v. Environmental Protection Agency, et al., may be applied to stationary sources such as power plants. In July 2008, the US EPA issued an advanced notice of proposed rulemaking that presented relevant information and solicited public comment as to how the US EPA should respond to the Massachusetts case, but the US EPA did not take further action on this rulemaking prior to the end of President Bush's term in office.

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

Note 10. Related Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, to provide credit support for forward contracts entered into by EMMT. Under this agreement, Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. Midwest Generation had provided $54 million to EMMT as of December 31, 2007 and none as of December 31, 2008. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation earned interest income of $1 million during 2008 and $2 million during each of 2007 and 2006. The maximum amount of available credit under the agreement is $500 million.

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

       The net fees earned by EMMT were $2 million, $1 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Midwest Generation had receivables due from EMMT of $143 million and $108 million at December 31, 2008 and 2007, respectively.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOX allowances. All transactions were completed at market price on the date of the transaction. Net consideration received (paid) by Midwest Generation was $(33) million, $(7) million and $7 million during 2008, 2007 and 2006, respectively.

Fuel Services Agreement

       Midwest Generation has entered into an agreement with Edison Mission Energy Services, Inc. to provide fuel and transportation services related to coal and fuel oil. Under the terms of this agreement, Midwest Generation paid a service fee of $.06 for each ton of coal delivered and $.05 for each barrel of fuel oil delivered, plus the actual cost of the commodities. The agreement terminated during 2006. The amount billable under this agreement for the service fee for the year ended December 31, 2006 was $1 million.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. All amounts due under the notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $112 million, $113 million and $113 million during 2008, 2007 and 2006, respectively.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $26 million, $28 million and $24 million for the years ended December 31, 2008, 2007 and 2006, respectively. Midwest Generation had a net payable of $4 million and $5 million at December 31, 2008 and 2007, respectively, due to Edison International.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       Midwest Generation EME and Midwest Generation entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2008, 2007 and 2006 were $16 million, $13 million and $12 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2008, 2007 and 2006 were $15 million, $10 million and $7 million, respectively.

       Midwest Generation had payables of $4 million and $2 million due to Midwest Generation EME at December 31, 2008 and 2007 related to these agreements.

Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash paid (received)
Interest	$72	$135	$201
Income taxes	$349	$(3)	$—
Non-cash financing activities
Reduction in affiliate debt due to tax-allocation agreement offset	$—	$—	$3

Note 12. Quarterly Financial Data (unaudited)

2008	First	Second		Third(i)	Fourth	Total
	(in millions)
Operating revenues	$468	$391		$501	$418	$1,778
Operating income	231	119		219	141	710
Provision for income taxes	92	48		87	56	283
Net income	152	83		144	98	477
2007	First	Second		Third(i)	Fourth	Total
Operating revenues	$431	$334		$449	$365	$1,579
Operating income	193	88		207	120	608
Provision (benefit) for income taxes	67	(18)		85	49	183
Net income (loss)	109	(23	)(ii)	135	82	303

(i)
Reflects Midwest Generation's seasonal pattern, in which a significant amount of earnings were recorded in the third quarter of the year.

(ii)
Reflects a $128 million pre-tax ($79 million, after tax) loss on early extinguishment of debt related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

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

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2008 and December 31, 2007, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries ($000)
	2008	2007
Audit Fees	$633	$683
Audit Related Fees	—	—
Tax Fee	—	—
All Other Fees	—	—

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

       During the fiscal year ended December 31, 2008, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	List of Financial Statements
		See Index to Consolidated Financial Statements at Item 8 of this report.
	(2)	List of Financial Statement Schedules
		The following financial statement schedule is included in this report:
			Page
		Schedule II—Valuation and Qualifying Accounts	118
		All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
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

Exhibit No.	Description
4.4	Form of 8.56% Pass-Through Certificate, Series B (included in Exhibit 4.2), incorporated by reference to Exhibit 4.4 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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

Exhibit No.	Description
4.9.1	Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.9 hereto, incorporated by reference to Exhibit 4.9.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
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

Exhibit No.	Description
4.14.1	Supplemental Indenture, dated as of March 1, 2006, among Midwest Generation Procurement Services, LLC, Midwest Generation, LLC, and Midwest Finance Corp., and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.4.1 to Midwest Generation LLC's Form 10-Q for the quarter ended June 30, 2006.
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

Exhibit No.	Description
10.1	Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
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
10.4.2
Second Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4.1 herein), dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.6.2 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
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

Exhibit No.	Description
10.5.1	Accession Agreement dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.7.1 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
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

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President
Date:	March 2, 2009

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney Guy F. Gorney	Manager and President (Principal Executive Officer)	March 2, 2009
/s/ John P. Finneran, Jr. John P. Finneran, Jr.	Manager and Vice President (Principal Financial Officer)	March 2, 2009
/s/ Mark C. Clarke Mark C. Clarke	Vice President and Controller (Controller or Principal Accounting Officer)	March 2, 2009
/s/ Steven D. Eisenberg Steven D. Eisenberg	Manager and Vice President	March 2, 2009

 SCHEDULE II

MIDWEST GENERATION, LLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Year Ended December 31, 2008
Uncollectible accounts
Other	$—	$—	$48	(1)	$—	$48

Total	$—	$—	$48		$—	$48

Year Ended December 31, 2007
Uncollectible accounts
Other	$—	$—	$—		$—	$—

Total	$—	$—	$—		$—	$—

Year Ended December 31, 2006
Uncollectible accounts
Other	$—	$—	$—		$—	$—

Total	$—	$—	$—		$—	$—

(1)
See Note 4.—Accumulated Other Comprehensive Income (Loss), for more information.

QuickLinks

TABLE OF CONTENTS
GLOSSARY
Forward-Looking Statements
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
  MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
MIDWEST GENERATION, LLC REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF INCOME (In millions)
MIDWEST GENERATION, LLC CONSOLIDATED BALANCE SHEETS (In millions)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (In thousands)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)
MIDWEST GENERATION, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
MIDWEST GENERATION, LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
  SCHEDULE II
MIDWEST GENERATION, LLC AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In millions)