Form 10-Q
period 2009-03-31
MIDWEST GENERATION LLC
filed 2009-05-08
CIK 1134016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Number of units outstanding of the registrant's Membership Interests as of May 8, 2009: 100 units (all units held by an affiliate of the registrant).

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Revenues from Marketing Affiliate	$384	$468
Operating Expenses
Fuel	123	118
Gain on sale of emission allowances	—	(1)
Plant operations	96	94
Depreciation and amortization	37	36
Gain on buyout of contract and sale of assets	—	(16)
Administrative and general	5	6

Total operating expenses	261	237

Operating income	123	231

Other Income (Expense)
Interest and other income	29	35
Interest expense	(17)	(22)

Total other income	12	13

Income before income taxes	135	244
Provision for income taxes	52	92

Net Income	$83	$152

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Net Income	$83	$152
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $69 million and $(54) million for the three months ended March 31, 2009 and 2008, respectively	109	(85)
Reclassification adjustments included in net income, net of income tax expense of $21 million and $2 million for the three months ended March 31, 2009 and 2008, respectively	(33)	(3)

Other comprehensive income (loss)	76	(88)

Comprehensive Income	$159	$64

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$793	$650
Due from affiliates	81	163
Fuel inventory	107	81
Spare parts inventory	30	29
Interest receivable from affiliate	28	56
Derivative assets	205	140
Intangible assets	41	52
Other current assets	27	22

Total current assets	1,312	1,193

Property, Plant and Equipment	4,347	4,320
Less accumulated depreciation and amortization	1,279	1,242

Net property, plant and equipment	3,068	3,078

Notes receivable from affiliate	1,350	1,352
Long-term derivative assets	99	73
Long-term intangible assets	3	—
Other assets	14	15

Total Assets	$5,846	$5,711

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$40	$44
Book overdrafts	—	4
Accrued liabilities	56	78
Due to affiliates	15	10
Interest payable	13	31
Derivative liabilities	24	17
Deferred taxes	84	70
Current portion of lease financing	127	126

Total current liabilities	359	380

Lease financing, net of current portion	723	785
Long-term obligations	475	475
Deferred taxes	176	119
Long-term derivative liabilities	10	11
Benefit plans and other long-term liabilities	169	166

Total Liabilities	1,912	1,936

Commitments and Contingencies (Note 7)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	204	121
Accumulated other comprehensive income	219	143

Total Member's Equity	3,934	3,775

Total Liabilities and Member's Equity	$5,846	$5,711

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$83	$152
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	38	37
Gain on buyout of contract and sale of assets	—	(16)
Gain on sale of emission allowances	—	(1)
Deferred taxes	22	6
Decrease (increase) in due to/from affiliates	87	(30)
Increase in inventory	(27)	(2)
Increase in loans to affiliate for margin deposits	—	(51)
Decrease in interest receivable from affiliate	28	28
Increase in other current assets	(5)	(5)
Decrease in other assets	1	2
Decrease (increase) in intangible assets	8	(6)
Decrease in accounts payable and other current liabilities	(30)	—
Decrease in interest payable	(18)	(18)
Increase (decrease) in other liabilities	3	(10)
Decrease in derivative assets and liabilities	39	5

Net cash provided by operating activities	229	91

Cash Flows From Financing Activities
Borrowings on long-term debt	—	75
Cash distributions to parent	—	(35)
Repayment of capital lease obligation	(61)	(58)

Net cash used in financing activities	(61)	(18)

Cash Flows From Investing Activities
Capital expenditures	(27)	(17)
Proceeds from sale of assets	—	1
Proceeds from sale of emission allowances	—	2
Repayment of loan to affiliate	2	2

Net cash used in investing activities	(25)	(12)

Net increase in cash and cash equivalents	143	61
Cash and cash equivalents at beginning of period	650	65

Cash and cash equivalents at end of period	$793	$126

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        Midwest Generation's significant accounting policies are described in "Note 1—Summary of Significant Accounting Policies" on page 70 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2009 as discussed below in "—New Accounting Pronouncements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

Related Party

        Included in interest and other income on Midwest Generation's consolidated statements of income is $28 million and $29 million for the three months ended March 31, 2009 and 2008, respectively, related to interest income from affiliates.

Restricted Cash

        Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted cash included in other assets on Midwest Generation's consolidated balance sheet, composed entirely of collateral reserves, was $3 million at March 31, 2009 and $4 million at December 31, 2008.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 157—

        Effective January 1, 2009, Midwest Generation adopted SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption of SFAS No. 157 for nonrecurring fair value measurements had no impact on Midwest Generation's consolidated financial statements.

Statement of Financial Accounting Standards No. 161—

        In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Midwest Generation adopted this pronouncement effective January 1, 2009. Since SFAS No. 161 impacts disclosures only, the adoption of this standard did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows. For additional information regarding the adoption of SFAS No. 161, see Note 3—Derivative Instruments.

FSP SFAS No. 142-3—

        In April 2008, the FASB issued FSP SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. Midwest Generation adopted this pronouncement effective January 1, 2009. The adoption of this position had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

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

FSP SFAS No. 157-4—

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly." FSP SFAS No. 157-4 affirms the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") in the current inactive market. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, FSP SFAS No. 157-4 provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. Midwest Generation will adopt FSP SFAS No. 157-4 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

FSP SFAS No. 115-2—

        In April 2009, the FASB issued FSP SFAS No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS No. 115-2 changes existing guidance for determining whether impairment is other than temporary for debt securities. Under FSP SFAS No. 115-2, an entity would write down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will have to sell before recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. Midwest Generation will adopt FSP SFAS No. 115-2 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

FSP SFAS No. 107-1 and APB No. 28-1—

        In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This position requires disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. Midwest Generation will adopt this position in the second quarter of 2009. Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position will not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

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

  •
  Level 2—Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

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

        The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The majority of derivative contracts used for hedging purposes are based on forward market prices in active markets (Northern Illinois Hub peak and AEP/Dayton) adjusted for nonperformance risks. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades. The majority of the fair value of Midwest Generation's derivative contracts determined in this manner are classified as Level 2.

        Derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations) and derivatives with counterparties that have significant nonperformance risks, as discussed below, are classified as Level 3. For illiquid financial transmission rights, Midwest Generation reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when Midwest Generation concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where Midwest Generation cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, Midwest Generation continues to assess valuation methodologies used to determine fair value.

        In assessing nonperformance risks, Midwest Generation reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. Midwest Generation reduced the fair value of derivative assets for nonperformance risks by $6 million at March 31, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

As of March 31, 2009	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$793	$—	$—	$—	$793
Derivative contracts	8	382	13	(99)	304
Liabilities at Fair Value
Derivative contracts	$—	$(14)	$(6)	$(14)	$(34)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$650	$—	$—	$—	$650
Derivative contracts	—	264	2	(53)	213
Liabilities at Fair Value
Derivative contracts	$—	$(21)	$(1)	$(6)	$(28)

(1)
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheet.

(2)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the period ended March 31, 2009:

	2009	2008
	(in millions)
Fair value of derivative contracts, net at January 1, 2009 and 2008	$1	$3
Total realized/unrealized gains (losses):
Included in earnings(1)	25	(14)
Included in accumulated other comprehensive loss	—	(3)
Purchases and settlements, net	(18)	8
Transfers in or out of Level 3	(1)	(1)

Fair value of derivative contracts, net at March 31, 2009 and 2008	$7	$(7)

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at March 31, 2009 and 2008(1)	$6	$(5)

(1)
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Note 3. Derivative Instruments

        Midwest Generation uses derivative instruments to reduce its exposure to fluctuations in the price of electricity, capacity and fuel, emission allowances and transmission rights which may impact cash flow from its power plant operations. To the extent that Midwest Generation does not use derivative instruments to hedge these price risks, the unhedged portions will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily entered into using derivative instruments including:

  •
  futures contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities, power marketing companies and financial institutions,

  •
  full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services providing for the delivery of a bundled product including, but not limited to, energy, transmission, capacity, and ancillary services, generally for a fixed unit price, and

  •
  capacity transactions, including participation in capacity auctions.

        The extent to which Midwest Generation hedges its market price risk depends on several factors. First, Midwest Generation evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, Midwest Generation evaluates the sufficiency of its and EMMT's credit capacity and whether the forward sales markets have sufficient liquidity to enable Midwest Generation to identify appropriate counterparties for hedge transactions. Hedge transactions entered into by Midwest Generation are accounted for under SFAS No. 133.

        SFAS No. 133, as amended and interpreted by accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires a company to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. Under SFAS No. 133, all changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that Midwest Generation formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        SFAS No. 133 sets forth the accounting requirements for cash flow hedges. SFAS No. 133 provides that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.

        Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting under SFAS No. 133. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, Midwest Generation utilizes derivative contracts that are designed to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on the settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from energy contracts in operating revenues. In addition, the results of derivative activities are recorded in cash flows from operating activities in the consolidated statements of cash flows.

        Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation (FIN) No. 39 "Offsetting of Amounts Related to Certain Contracts" are met, Midwest Generation presents its derivative assets and liabilities on a net basis in its balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging activities:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards	Sales	GWh	14,129	(1)	16,046(3)
Electricity	Forwards	Purchases	GWh	—		15,055(3)
Electricity	Capacity	Sales	MW-Day (in thousands)	315	(2)	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	288	(2)	—
Electricity	Congestion	Purchases	GWh	—		669(4)
Natural gas	Forwards	Sales	billion cubic feet	—		9.2
Fuel oil	Forwards	Purchases	Barrels	—		25,200,000

(1)
Includes forward and futures contracts that qualify for hedge accounting under SFAS No. 133. This category excludes power contracts for the Illinois Plants which meet the normal sales and purchase exception under SFAS No. 133 and are accounted for on the accrual method.

(2)
Midwest Generation's hedge transactions for capacity result from bilateral trades prior to PJM RPM auctions. Capacity sold in the PJM RPM auction is not accounted for as a derivative under SFAS No. 133.

(3)
Midwest Generation also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges under SFAS No. 133.

(4)
Congestion contracts are financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer, is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at March 31, 2009:

	Derivative Assets			Derivative Liabilities
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
	(in millions)
Cash flow hedges	$259	$141	$400	$17	$15	$32	$368
Economic hedges	204	114	318	197	106	303	15

	$463	$255	$718	$214	$121	$335	$383
Netting and collateral received	(258)	(156)	(414)	(190)	(111)	(301)	(113)

Total	$205	$99	$304	$24	$10	$34	$270

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the three months ended March 31, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$268
Effective portion of changes in fair value	178
Reclassification from accumulated other comprehensive income to net income	(54)	Operating revenues(2)

Accumulated other comprehensive income derivative gain at March 31, 2009	$392

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2009 and December 31, 2008 were $240 million and $164 million, respectively.

(2)
Represents reclassification of unrealized gains to operating revenues.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net losses of $1 million and $7 million during the first quarters of 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues in the income statement.

        The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statement of income for the period ended March 31, 2009 is presented below:

Type	Income Statement Location	Amount
		(in millions)
Economic hedges	Operating revenues	$13

Contingent Features/Credit Related Exposure

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Illinois Plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. As of March 31, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

        Midwest Generation has entered into derivative contracts directly with third parties that do not require margining, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margining, but contain the right of each party to request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at March 31, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Collateral Deposits

        Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. In accordance with FIN No. 39-1, Midwest Generation presents a portion of its cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $113 million at March 31, 2009 and $59 million at December 31, 2008.

Note 4. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$164	$(21)	$143
Current period change	76	—	76

Balance at March 31, 2009	$240	$(21)	$219

(1)
For further detail, see Note 5—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at March 31, 2009, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. As Midwest Generation's hedged positions are realized, $159 million, after tax, of the net unrealized gains on cash flow hedges at March 31, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of March 31, 2009, Midwest Generation had made approximately $0.4 million in contributions to its pension plans and estimates to make $5.6 million of contributions in the last nine months of 2009.

        The following are components of pension expense:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$2.6	$3.1
Interest cost	1.5	1.6
Expected return on plan assets	(1.0)	(1.5)
Amortization of prior service costs	—	0.1
Amortization of net loss (gain)	0.3	(0.1)

Total expense	$3.4	$3.2

Postretirement Benefits Other Than Pensions

        As of March 31, 2009, Midwest Generation had made approximately $0.2 million in contributions to its postretirement benefits other than pensions and estimates to make $0.4 million of contributions in the last nine months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Service cost	$0.2	$0.2
Interest cost	0.6	0.5
Amortization of prior service credit	(0.1)	(0.2)
Amortization of net loss	0.2	0.1

Total expense	$0.9	$0.6

Note 6. Income Taxes

        Midwest Generation had an effective income tax provision rate of 38% for the three months ended March 31, 2009 and 2008. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

        At March 31, 2009, Midwest Generation had firm commitments to spend approximately $49 million on capital expenditures during the remainder of 2009 and $12 million in 2010. These expenditures are primarily related to non-environmental improvements such as boiler components, mill steam inerting projects, generator stator rewinds, 4kV switchgear, and main power transformer. These capital expenditures are planned to be financed by cash on hand and cash generated from operations.

Fuel Supply Contracts

        At March 31, 2009, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $315 million, summarized as follows: remainder of 2009—$183 million and 2010—$132 million.

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

Indemnities Provided as Part of the Acquisition from Commonwealth Edison

        In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the NOV discussed below under "—Contingencies—New Source Review Notice of Violation" and potential litigation by private groups related to the NOV. Except as discussed below, Midwest Generation has not recorded a liability related to the environmental indemnity specified in the acquisition agreement.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 238 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2009. Midwest Generation had recorded a $52 million liability at March 31, 2009, related to this matter.

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

Environmental Matters and Regulations

        The construction and operation of power plants are subject to environmental regulation by federal, state and local authorities. Midwest Generation believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which Midwest Generation conducts its businesses and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that Midwest Generation's financial position and results of operations would not be materially adversely affected. Midwest Generation is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements. For a more complete discussion of Midwest Generation's environmental contingencies, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

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

        With respect to Midwest Generation's potential liabilities arising under Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $4 million at March 31, 2009 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Note 8. Supplemental Cash Flows Information

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash paid
Interest	$33	$35
Income taxes	—	50

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

  •
  Midwest Generation's ability to borrow funds and access capital markets on reasonable terms, particularly in light of current credit conditions in the capital markets and uncertainty over the global economic outlook;

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

        Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 14 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2008, and as compared to the first quarter ended March 31, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

        This MD&A is presented in four sections:

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

        The energy and capacity from the Illinois Plants are sold under terms, including price and quantity, arranged by EMMT, an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales. For further discussion of forward market prices, see "Market Risk Exposures."

Economic Conditions and Commodity Prices

        Continuing economic recessionary conditions, among other things, were a contributing factor to a decline in electrical demand for Northern Illinois during the first quarter of 2009. The electrical load, calculated from published data by PJM, for this location declined 6%, compared to the first quarter of 2008. The decline in natural gas prices together with lower electrical demand have resulted in significantly lower energy prices. Furthermore, spot energy prices affecting the Illinois Plants were adversely impacted by congestion affecting power exported from the Northern Illinois control area. The average 24-hour PJM market price for energy at the Northern Illinois Hub declined to $34.06/MWh during the first quarter of 2009 as compared to $53.38/MWh during the first quarter of 2008. In the first quarter of 2009, the average realized energy price per MWh was higher than the average 24-hour PJM market price due to higher hedge prices. As reflected in the Overview of Midwest Generation's Operating Performance, below, these factors had an adverse impact on the results of operations during the first quarter of 2009.

Environmental Compliance Costs and Plans

        As discussed in the 2008 Annual Report on Form 10-K, Midwest Generation is subject to various commitments with respect to environmental compliance for its Illinois Plants. Midwest Generation is testing selective non-catalytic NOX removal technologies and reagent based SO2 removal technologies that may be employed to meet compliance requirements. These technologies would be deployed at the Illinois Plants in a manner which could optimize compliance during 2010 through 2015, subject to approval of construction permits by the Illinois EPA. A decision regarding whether or not to proceed with the alternative compliance program will occur following completion of testing and evaluation of results. Under the current conditions, Midwest Generation cannot predict what specific method will be used or the costs that will be incurred to comply with the Combined Pollutant Standard.

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the first quarter of 2009 was $83 million, compared to $152 million for the first quarter of 2008. The decrease in earnings was primarily attributable to a decrease in realized gross margin of $109 million (pre-tax). Realized gross margin was affected by the following factors:

  •
  lower generation and lower average realized energy prices due to lower energy prices and increased congestion (for more information, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Economic Conditions and Commodity Prices");

  •
  higher fuel costs due to annual NOX emission allowance costs commencing in the first quarter of 2009, operations of mercury controls and an increase in the cost of coal; and

  •
  higher capacity revenue primarily due to higher capacity prices in the RPM auction.

        In addition, earnings were lower in 2009 due to a gain of $15 million (pre-tax) recorded in 2008 related to the buyout of a fuel contract and an estimated insurance recovery of approximately $6 million (pre-tax) recorded in 2008 primarily related to the outages at the Powerton Station.

        For further discussion of Midwest Generation's operating results, see "Results of Operations."

Critical Accounting Policies and Estimates

        For a discussion of Midwest Generation's critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 on page 30 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Summary

        The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2009	2008
Operating Revenues (in millions)	$384	$468
Statistics
Generation (in GWh):
Energy only contracts	5,756	6,538
Load requirements services contracts(1)	886	1,845

Total	6,642	8,383
Aggregate plant performance:
Equivalent availability(2)	82.7%	82.5%
Capacity factor(3)	56.3%	70.3%
Load factor(4)	68.1%	85.3%
Forced outage rate(5)	7.0%	11.8%
Average realized price/MWh:
Energy only contracts(6)	$47.77	$53.16
Load requirements services contracts(7)	$62.54	$62.35
Capacity revenue only (in millions)	$39	$9
Average fuel costs/MWh	$18.55	$14.08

(1)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007. One contract expired in May 2008 and the remaining contract is scheduled to expire in May 2009.

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

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating revenues	$384	$468
Less:
Load requirements services contracts	(55)	(115)
Unrealized (gains) losses	(15)	5
Capacity and other revenues	(39)	(10)

Realized revenues	$275	$348

Generation (in GWh)	5,756	6,538
Average realized energy price/MWh	$47.77	$53.16
(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

Operating Revenues

        Operating revenues decreased $84 million for the first quarter of 2009, compared to the first quarter of 2008, primarily due to lower energy revenues partially offset by higher capacity revenues and unrealized gains related to hedge contracts (described below). The decrease in energy revenues was attributable to lower generation and lower average realized energy prices. For further discussion on energy prices and the decline in generation, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Economic Conditions and Commodity Prices."

        Included in operating revenues were unrealized gains (losses) of $15 million and $(5) million for the first quarters of 2009 and 2008, respectively. Unrealized gains in 2009 were primarily due to hedge contracts that are not accounted for as cash flow hedges under SFAS No. 133 (referred to as economic hedges). Unrealized losses in 2008 were primarily due to the ineffective portion of hedge contracts at the Illinois Plants attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Seasonal Disclosure

        Due to higher electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Expenses

        Operating expenses increased $24 million for the first quarter of 2009, compared to the first quarter of 2008. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, gain from buyout of contract and sale of assets, depreciation and amortization, and administrative and general expenses. The primary changes in the components of operating expenses are discussed below.

        Fuel expenses increased $5 million for the first quarter of 2009, compared to the first quarter of 2008. The increase was primarily attributable to annual NOX emission allowance costs of $19 million beginning in 2009, operations of mercury controls, and an increase in the cost of coal, partially offset by lower coal consumption as a result of lower generation.

        Gain on buyout of contract and sale of assets in 2008 includes a $15 million gain related to the buyout of a fuel contract in March 2008.

Other Income (Expense)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Interest and other income	$1	$6
Interest income from affiliates	28	29
Interest expense	(17)	(22)

Total other income (expense)	$12	$13

        Interest and other income decreased $5 million for the first quarter of 2009, compared to the first quarter of 2008, primarily due to $6 million recorded in other income in 2008 for business interruption coverage related to insurance claims from unplanned outages.

        Interest expense decreased $5 million for the first quarter of 2009, compared to the first quarter of 2008. The decrease is primarily due to $6 million of interest costs in 2008 included as part of a resolution of a labor matter. Midwest Generation also had higher interest expense on long-term debt due to higher debt balances, which was offset by lower interest expense from the sale-leaseback.

Provision For Income Taxes

        Midwest Generation had an effective income tax provision rate of 38% for the quarters ended March 31, 2009 and 2008. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes resolution of issues pertaining to Midwest Generation, which are timing in nature.

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

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        The following discussion of liquidity and capital resources is organized in the following sections:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

Midwest Generation's Liquidity

        At March 31, 2009, Midwest Generation had cash and cash equivalents of $793 million and Midwest Generation had a total of $22 million of available borrowing capacity under its $500 million working capital facility.

        The following table summarizes the status of Midwest Generation's working capital facility at March 31, 2009:

(in millions)
Commitment	$500
Outstanding borrowings	(475)
Outstanding letters of credit	(3)

Amount available	$22

        Access to the capital markets remains uncertain due to the financial market and economic conditions discussed in "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview," and also in "Management's Overview" in Item 7 on page 26 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. Accordingly, Midwest Generation's liquidity is currently comprised of cash on hand, cash flow generated from operations, and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

Lien-backed Hedge Contracts

        Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margining. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features is in an asset position at March 31, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above. Midwest Generation received collateral deposits of $113 million from counterparties under these contracts at March 31, 2009.

Consolidated Cash Flow

        At March 31, 2009, Midwest Generation had cash and cash equivalents of $793 million, compared to $650 million at December 31, 2008. Net working capital at March 31, 2009 was $953 million, compared to $813 million at December 31, 2008. The increase in working capital was the result of several factors. Midwest Generation had higher cash equivalent balances partially due to an increase in collateral deposits received under hedge contracts. Midwest Generation also had an increase in fuel inventory due to lower generation and a decline in accrued liabilities. Partially offsetting these increases to working capital was a decline in receivables from EMMT due to lower energy revenues in March 2009 as compared to December 2008.

        Net cash provided by operating activities increased $138 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 increase was primarily due to changes in working capital items discussed above and tax payments made during the first quarter of 2008.

        Net cash used in financing activities increased $43 million in the first quarter of 2009, compared to the first quarter of 2008. Financing activities during the first quarter of 2008 included borrowings of $75 million under Midwest Generation's working capital facility and a $35 million distribution to its shareholder.

        Net cash used in investing activities increased $13 million in the first quarter of 2009, compared to the first quarter of 2008. The 2009 increase was primarily due to an increase in capital expenditures.

Capital Expenditures

        At March 31, 2009, the estimated capital expenditures through 2011 by Midwest Generation were as follows:

	April through December 2009	2010		2011
	(in millions)
Plant capital expenditures	$38	$96		$61
Environmental expenditures	11	(a	)	(a	)

Total	$49	$96		$61

(a)
See discussion below regarding capital expenditures for environmental improvements.

        Plant capital expenditures relate to non-environmental projects such as boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear, and main power transformer replacement.

        Midwest Generation is subject to various commitments with respect to environmental compliance. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. For more information on the current status of environmental improvements in Illinois, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Environmental Compliance Costs and Plans." For further discussion of environmental regulations, refer to "Note 9—Commitments and Contingencies—

Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

Credit Facility and Other Covenants

        Midwest Generation maintains a $500 million working capital facility that matures in 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is LIBOR + 0.55%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 0.65%, which was the case at March 31, 2009. As of March 31, 2009, Midwest Generation had $475 million of borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At March 31, 2009, the debt to capitalization ratio was 0.26 to 1.

        Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for hedging transactions related to the Illinois Plants entered into by EMMT. Utilization of this credit facility in support of these hedging transactions provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Illinois Plants. In addition, Midwest Generation may grant liens on its property in support of hedging transactions associated with the Illinois Plants. For additional discussion, see "Market Risk Exposures—Credit Risk."

Equity Distributions and Tax Payments

        The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Equity distributions	$—	$35
Tax payments under tax-allocation agreements	—	50

Total payments	$—	$85

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

        Credit ratings for Midwest Generation, EME and EMMT, at March 31, 2009, were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
Midwest Generation(1)	Baa3	BB+	BBB-
EME	B1	BB-	BB-
EMMT	Not Rated	BB-	Not Rated

(1)
First priority senior secured rating.

        On December 23, 2008, S&P assigned a negative outlook to its corporate ratings for Midwest Generation, EME and EMMT. On March 24, 2009, Moody's placed its corporate and debt ratings for Midwest Generation and EME under review for possible downgrade. Midwest Generation cannot provide assurance that the credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Illinois Plants.

        EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. As of March 31, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

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

Contractual Obligations

Fuel Supply Contracts

        At March 31, 2009, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $315 million, summarized as follows: remainder of 2009—$183 million and 2010—$132 million.

 Off-Balance Sheet Transactions

        For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 50 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations

        For a discussion of Midwest Generation's environmental matters, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as follows:

Clean Water Act—Cooling Water Standards and Regulations

        In January 2007, the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. In July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use, cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b).

MARKET RISK EXPOSURES

Introduction

        Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from fluctuations in electricity, capacity and fuel prices, emission allowances, and transmission rights. Additionally, Midwest Generation's financial results can be affected by fluctuations in interest rates. Midwest Generation manages these risks in part by using derivative instruments in accordance with established policies and procedures.

        This section discusses these market risk exposures under the following headings:

        For a complete discussion of these issues, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

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

        Midwest Generation sells its power into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to the generation of the Illinois Plants are generally entered into at the Northern Illinois Hub or the AEP/Dayton Hub, both in PJM, or may be entered into at other trading hubs, including the Cinergy Hub in the Midwest Independent Transmission System Operator (MISO). These trading hubs have been the most liquid locations for hedging purposes. For further discussion, see "—Basis Risk" below.

        PJM has a short-term market, which establishes an hourly clearing price. The Illinois Plants are situated in the PJM control area and are physically connected to high-voltage transmission lines serving this market.

        The following table depicts the average historical market prices for energy per megawatt-hour during the first three months of 2009 and 2008:

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2009	2008
January	$42.10	$47.09
February	33.33	54.46
March	26.74	58.58

Quarterly Average	$34.06	$53.38

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2009:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2009
April	$25.07
May	24.31
June	27.84
July	36.59
August	31.48
September	26.83
October	27.38
November	25.07
December	28.63
2010 Calendar "strip"(2)	$30.11

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        EMMT engages in hedging activities for the Illinois Plants to hedge the risk of future change in the price of electricity. Hedging activities for energy only contracts are typically weighted toward on-peak periods. The following table summarizes Midwest Generation's hedge position at March 31, 2009:

	2009		2010		2011
	GWh	Average price/ MWh	GWh	Average price/ MWh	GWh	Average price/ MWh
Energy Only Contracts(1)
Northern Illinois Hub—AEP/Dayton Hub	7,953	$63.19	6,555	$68.68	612	$76.40
Load Requirements Services Contracts(2)(3)
Northern Illinois Hub	598	63.65	—	—	—	—

Total estimated GWh	8,551		6,555		612

(1)
The energy only contracts include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions at March 31, 2009 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

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

(3)
The average price per MWh under a load requirements services contract (which is subject to a seasonal price adjustment) represents the sale of a bundled product that includes, but is not limited to, energy, transmission, capacity and ancillary services. Furthermore, as a supplier of a portion of a utility's load, Midwest Generation will incur load-serving entity charges imposed by PJM. For these reasons, the average price per MWh under a load requirements services contract is not comparable to the sale of power under an energy only contract. The average price per MWh under a load requirements services contract represents the sale of the bundled product based on an estimated customer load profile.

        In addition, Midwest Generation has entered into 9.2 billion cubic feet of natural gas futures contracts during the first quarter of 2009 to hedge the energy price risks during 2009.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

        The following table summarizes the status of capacity sales for Midwest Generation at March 31, 2009:

	April 1, 2009 to May 31, 2009		June 1, 2009 to May 31, 2010	June 1, 2010 to May 31, 2011	June 1, 2011 to May 31, 2012
Fixed Price Capacity Sales
Through RPM Auction, Net
MW	2,963		4,544	4,929	4,582
Price per MW-day	$122.39	(1)	$106.36	$174.29	$110.00
Non-unit Specific Capacity Sales
MW	880		715	—	—
Price per MW-day	$64.35		$71.46	$—	$—

(1)
The original price of $111.92 was affected by Midwest Generation's participation in a supplemental RPM auction during the first quarter of 2008 which resulted in purchasing certain capacity amounts at a price of $10 per MW-day, thereby reducing the aggregate forward capacity sales for this period and increasing the effective capacity price to $122.39.

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

        Under PJM's market design, locational marginal pricing, which establishes market prices at specific locations throughout PJM by considering factors including generator bids, load requirements, transmission congestion and losses, can cause the price of a specific delivery point to be higher or lower relative to other locations depending on how the point is affected by transmission constraints. Effective June 1, 2007, PJM implemented marginal losses which adjust the algorithm that calculates locational marginal prices to include a component for marginal transmission losses in addition to the component included for congestion. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the three months ended March 31, 2009, transmission congestion in PJM has resulted in prices at the individual busbars of the Illinois Plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 16% and 1%, respectively.

Coal and Transportation Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements extending through 2010. The following table summarizes the amount of coal under contract at March 31, 2009 for the remainder of 2009 and the following year:

	April through December 2009	2010
Amount of coal under contract in millions of equivalent tons(1)	15.6	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants declined during 2009. The price of PRB coal decreased to $8.75 per ton at May 1, 2009 from $13 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in PRB coal prices was due to market volatility, lower demand and higher levels of inventory.

        Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various delivering carriers), which extends through 2011. Midwest Generation is exposed to price risk related to higher transportation rates after the expiration of its existing transportation contracts. Current transportation rates for PRB coal are higher than the existing rates under contract (transportation costs are approximately 50% of the delivered cost of PRB coal to the Illinois Plants).

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the Clean Air Interstate Rule, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Illinois Plants, Midwest Generation obtained the rights to the emission allowances that have been or are allocated to these facilities. Midwest Generation purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the Clean Air Interstate Rule, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" on page 96 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

        Midwest Generation is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. Based on broker's quotes and information from public sources, the spot price for annual NOX allowances was $2,125 per ton at March 31, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        Midwest Generation uses derivative instruments to reduce its exposure to fluctuations in the price of electricity, capacity and fuel, emission allowances and transmission rights which may impact cash flow from its power plant operations. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. SFAS No. 133 requires changes in the fair value of each derivative instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 30 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

        Midwest Generation classifies unrealized gains and losses from derivative instruments as part of operating revenues. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the first quarters of 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Non-qualifying hedges	$16	$—
Ineffective portion of cash flow hedges	(1)	(5)

Total unrealized gains (losses)	$15	$(5)

        At March 31, 2009, unrealized gains of $13 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($2 million for the remainder of 2009, $9 million for 2010, and $2 million for 2011).

Fair Value of Derivative Instruments

        Midwest Generation adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. For further discussion of Midwest Generation's adoption of

SFAS No. 157, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements."

        The fair value of outstanding derivative instruments at March 31, 2009 and December 31, 2008 was $383 million and $244 million, respectively. In assessing the fair value of Midwest Generation's derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The increase in fair value of commodity contracts at March 31, 2009 as compared to December 31, 2008 is attributable to a decline in the average market prices for power as compared to contracted prices at March 31, 2009, which is the valuation date. The following table summarizes the maturities and the related fair value of Midwest Generation's commodity derivative assets and liabilities, before the impact of offsetting collateral under FIN No. 39-1, as of March 31, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$8	$5	$3	$—	$—
Prices provided by external sources	368	238	130	—	—
Prices based on models and other valuation methods	7	6	1	—	—

Total	$383	$249	$134	$—	$—

        Prices actively quoted in the preceding table include exchange-traded derivatives. Prices provided by external sources include derivatives whose fair value is based on forward market prices in active markets adjusted for nonperformance risks which would be considered Level 2 derivative positions when there are no unobservable inputs that are significant to the valuation. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Credit Risk

        In conducting Midwest Generation's hedging activities, EMMT contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with re-contracting the product at a price different from the original contracted price if the nonperforming counterparty were unable to pay the resulting damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

        The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Illinois Plants. For further discussion, refer to

"EMMT Agreements" in Item 7 on page 37 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 52% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2009. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts. Sales under these contracts accounted for 15% of Midwest Generation's consolidated operating revenues during the three months ended March 31, 2009. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Baa3 by Moody's.

        For the first quarter of 2009, a third customer, Constellation Energy Commodities Group, Inc., accounted for 15% of Midwest Generation's operating revenues. Sales to Constellation largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At March 31, 2009, Midwest Generation had $475 million of borrowings outstanding.

Regulatory Matters

        For a discussion of Midwest Generation's regulatory matters, refer to "Regulatory Matters" in Item 1 on page 10 of Midwest Generation's annual report on Form 10-K for the year ended

December 31, 2008. There have been no significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008, except as follows:

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Several parties have requested rehearing of the order. This matter is currently pending before the FERC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 51of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

ITEM 4T.    CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a discussion of Midwest Generation's legal proceedings, refer to "Item 3. Legal Proceedings" on page 22 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to legal proceedings specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.    RISK FACTORS

        For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 14 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. The risks described in Midwest Generation's annual report on Form 10-K and in this report are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

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

MIDWEST GENERATION, LLC
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 8, 2009