Form 10-Q
period 2009-06-30
MIDWEST GENERATION LLC
filed 2009-08-07
CIK 1134016

Use these links to rapidly review the document

MANAGEMENT'S OVERVIEW; CRITICAL ACCOUNTING POLICIES AND ESTIMATES
LIQUIDITY AND CAPITAL RESOURCES
MARKET RISK EXPOSURES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        Number of units outstanding of the registrant's Membership Interests as of August 7, 2009: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
Commonwealth Edison	Commonwealth Edison Company
CONE	cost of new entry
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FSP SFAS No. 132(R)-1	Financial Accounting Standards Board Staff Position SFAS No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets"
FSP SFAS No. 157-4

Financial Accounting Standards Board Staff Position SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly"

GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	notice of violation
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SFAS	Statement of Financial Accounting Standards issued by the FASB

ii

SFAS No. 133	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 157	Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"
SFAS No. 165	Statement of Financial Accounting Standards No. 165, "Subsequent Events"
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues from Marketing Affiliate	$340	$391	$724	$859
Operating Expenses
Fuel	110	106	233	224
Gain on sale of emission allowances	—	—	—	(1)
Plant operations	106	125	202	219
Depreciation and amortization	38	36	75	72
Gain on buyout of contract and sale of assets	—	—	—	(16)
Administrative and general	5	5	10	11

Total operating expenses	259	272	520	509

Operating income	81	119	204	350

Other Income (Expense)
Interest and other income	30	29	59	64
Interest expense	(16)	(17)	(33)	(39)

Total other income	14	12	26	25

Income before income taxes	95	131	230	375
Provision for income taxes	35	48	87	140

Net Income	$60	$83	$143	$235

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$60	$83	$143	$235
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in expense, net of tax	1	—	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(33) million and $(116) million for the three months and $36 million and $(170) million for the six months ended June 30, 2009 and 2008, respectively	(58)	(182)	51	(267)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $1 million and $(57) million for the three months and $22 million and $(55) million for the six months ended June 30, 2009 and 2008, respectively	(2)	89	(35)	86

Other comprehensive income (loss)	(59)	(93)	17	(181)

Comprehensive Income (Loss)	$1	$(10)	$160	$54

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$663	$650
Due from affiliates	108	163
Fuel inventory	92	81
Spare parts inventory	31	29
Interest receivable from affiliate	56	56
Derivative assets	168	140
Intangible assets	29	52
Other current assets	23	22

Total current assets	1,170	1,193

Property, Plant and Equipment	4,359	4,320
Less accumulated depreciation and amortization	1,317	1,242

Net property, plant and equipment	3,042	3,078

Notes receivable from affiliate	1,350	1,352
Long-term derivative assets	94	73
Long-term intangible assets	5	—
Other assets	13	15

Total Assets	$5,674	$5,711

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$39	$44
Book overdrafts	—	4
Accrued liabilities	47	78
Due to affiliates	34	10
Interest payable	28	31
Derivative liabilities	15	17
Deferred taxes	78	70
Current portion of lease financing	127	126

Total current liabilities	368	380

Lease financing, net of current portion	723	785
Long-term obligations	475	475
Deferred taxes	159	119
Long-term derivative liabilities	9	11
Benefit plans and other long-term liabilities	165	166

Total Liabilities	1,899	1,936

Commitments and Contingencies (Note 7)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	104	121
Accumulated other comprehensive income	160	143

Total Member's Equity	3,775	3,775

Total Liabilities and Member's Equity	$5,674	$5,711

The accompanying notes are an integral part of these consolidated financial statements.

 MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$143	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	74
Gain on buyout of contract and sale of assets	—	(16)
Gain on sale of emission allowances	—	(1)
Deferred taxes	34	6
Decrease (increase) in due from affiliates	79	(83)
Decrease (increase) in inventory	(13)	4
Increase in loans to affiliate for margin deposit	—	(97)
Increase in other current assets	(1)	(2)
Decrease in other assets	1	1
Decrease (increase) in intangible assets	18	(33)
Increase (decrease) in accounts payable and other current liabilities	(40)	10
Decrease in interest payable	(3)	(2)
Decrease in other liabilities	(1)	(9)
Decrease (increase) in derivative assets and liabilities	(22)	8

Net cash provided by operating activities	271	95

Cash Flows From Financing Activities
Borrowings on long-term debt	—	175
Repayments of long-term debt	—	(125)
Cash distributions to parent	(160)	(76)
Repayment of capital lease obligation	(61)	(58)

Net cash used in financing activities	(221)	(84)

Cash Flows From Investing Activities
Capital expenditures	(39)	(40)
Proceeds from sale of assets	—	1
Proceeds from sale of emission allowances	—	2
Increase in restricted cash	—	(1)
Repayment of loan to affiliate	2	2

Net cash used in investing activities	(37)	(36)

Net increase (decrease) in cash and cash equivalents	13	(25)
Cash and cash equivalents at beginning of period	650	65

Cash and cash equivalents at end of period	$663	$40

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

        Management has performed an evaluation of subsequent events through August 7, 2009, the date the financial statements were issued.

Cash Equivalents

        Cash equivalents include money market funds totaling $666 million and $650 million at June 30, 2009 and December 31, 2008, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Related Party

        Included in interest and other income on Midwest Generation's consolidated statements of income is $28 million for both the second quarters of 2009 and 2008, and $56 million and $57 million for the six months ended June 30, 2009 and 2008, respectively, related to interest income from affiliates.

Restricted Cash

        Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted cash included in other assets on Midwest Generation's consolidated balance sheet, composed entirely of collateral reserves, was $3 million at June 30, 2009 and $4 million at December 31, 2008.

New Accounting Pronouncements

Accounting Principles Adopted

Statement of Financial Accounting Standards No. 165—

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. Midwest Generation adopted SFAS No. 165 effective April 1,

2009. The adoption of this standard had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

FSP SFAS No. 157-4—

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly." FSP SFAS No. 157-4 affirms the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") under current market conditions. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, FSP SFAS No. 157-4 provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. This position also requires disclosures on a more disaggregated basis for investments in debt and equity securities measured at fair value. Midwest Generation adopted FSP SFAS No. 157-4 effective April 1, 2009. The adoption of this position had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

FSP SFAS No. 115-2 and SFAS No. 124-2—

        In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This position amends existing guidance for determining whether impairment is other than temporary for debt securities. Under this position, an entity writes down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will be required to sell before the anticipated recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. Midwest Generation adopted this position effective April 1, 2009. The adoption of this position did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows. For disclosures, see "—Cash Equivalents."

FSP SFAS No. 107-1 and APB No. 28-1—

        In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This position requires disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. Midwest Generation adopted this position effective April 1, 2009. Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows. For disclosures, see Note 2—Fair Value Measurements.

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

Statement of Financial Accounting Standards No. 168—

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles." This Statement establishes the Codification to become the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. Codification is not intended to change U.S. GAAP or guidance issued by the SEC. However, Codification will affect the way Midwest Generation researches accounting issues and references U.S. GAAP in its notes to consolidated financial statements and MD&A. Midwest Generation will adopt this Statement in the third quarter of 2009.

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

  •
  Level 2—Pricing inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

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

        Derivatives that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations) and derivatives with counterparties that have significant nonperformance risks, as discussed below, are classified as Level 3. For illiquid financial transmission rights, EMMT reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EMMT concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

        In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. Midwest Generation reduced the fair value of derivative assets for nonperformance risks by $2 million at June 30, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of June 30, 2009 and December 31, 2008:

As of June 30, 2009	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$666	$—	$—	$—	$666
Derivative contracts	18	299	6	(61)	262
Liabilities at Fair Value
Derivative contracts	$—	$(10)	$(4)	$(10)	$(24)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$650	$—	$—	$—	$650
Derivative contracts	—	264	2	(53)	213
Liabilities at Fair Value
Derivative contracts	$—	$(21)	$(1)	$(6)	$(28)

(1)
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheet.

(2)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Fair value of derivative contracts, net at beginning of periods	$7	$(7)	$1	$3
Total realized/unrealized gains (losses):
Included in earnings(1)	1	3	26	(11)
Included in accumulated other comprehensive income	—	1	—	(3)
Purchases and settlements, net	(2)	—	(20)	8
Transfers in or out of Level 3	(4)	3	(5)	3

Fair value of derivative contracts, net at June 30	$2	$—	$2	$—

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at June 30(1)	$1	$—	$(3)	$1

(1)
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Long-term Obligations

        The carrying amounts and fair values of Midwest Generation's long-term obligations as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term obligations	$475	$475	$475	$475

        Midwest Generation's long-term obligations consist of floating-rate debt, therefore, the carrying amount was considered a reasonable estimate of fair value.

Note 3. Derivative Instruments

        Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. To the extent that Midwest Generation does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily entered into using derivative instruments including:

  •
  futures contracts cleared on the Intercontinental Trading Exchange and the New York Mercantile Exchange or executed bilaterally with counterparties,

  •
  forward sales transactions entered into on a bilateral basis with third parties, including electric utilities, power marketing companies and financial institutions,

  •
  full requirements services contracts or load requirements services contracts for the procurement of power for electric utilities' customers, with such services providing for the delivery of a bundled product including, but not limited to, energy, transmission, capacity, and ancillary services, generally for a fixed unit price, and

  •
  capacity transactions.

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

        SFAS No. 133 affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies under SFAS No. 133 from accrual accounting (i.e., revenue recognition based on the settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from commodity contracts in operating revenues or fuel expenses based on the item being hedged. In addition, the results of derivative activities are recorded in cash flows from operating activities in the consolidated statements of cash flows.

        Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation (FIN) No. 39 "Offsetting of Amounts Related to Certain Contracts" are met, Midwest Generation presents its derivative assets and liabilities on a net basis in its balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging activities at June 30, 2009:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards	Sales	GWh	12,082	(1)	14,322	(3)
Electricity	Forwards	Purchases	GWh	—		13,733	(3)
Electricity	Capacity	Sales	MW-Day (in thousands)	386	(2)	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	25	(2)	5	(2)
Natural gas	Forwards	Sales	billion cubic feet	—		9.8
Fuel oil	Forwards	Purchases	Barrels	—		600,000

(1)
Includes forward and futures contracts that qualify for hedge accounting under SFAS No. 133. This category excludes power contracts for the Illinois Plants which meet the normal sales and purchase exception under SFAS No. 133 and are accounted for on the accrual method.

(2)
Midwest Generation's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative under SFAS No. 133.

(3)
Midwest Generation also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges under SFAS No. 133.

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at June 30, 2009:

	Derivative Assets			Derivative Liabilities
							Net Assets
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
	(in millions)
Cash flow hedges	$227	$84	$311	$16	$15	$31	$280
Economic hedges	174	74	248	161	58	219	29

	$401	$158	$559	$177	$73	$250	$309
Netting and collateral received	(233)	(64)	(297)	(162)	(64)	(226)	(71)

Total	$168	$94	$262	$15	$9	$24	$238

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the six months ended June 30, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$268
Effective portion of changes in fair value	87
Reclassification from accumulated other comprehensive income to net income	(57)	Operating revenues(2)

Accumulated other comprehensive income derivative gain at June 30, 2009	$298

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at June 30, 2009 and December 31, 2008 were $180 million and $164 million, respectively.

(2)
Represents reclassification of unrealized gains to operating revenues.

        Under SFAS No. 133, the portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded a net gain of $1 million and a net loss of $8 million during the second quarters of 2009 and 2008, respectively, and none and a net loss of $15 million during the six months ended June 30, 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues in the income statement.

        The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statement of income for the periods ended June 30, 2009 is presented below:

Type	Income Statement Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(in millions)
Economic hedges	Operating revenue	$6	$19
	Fuel expense	14	14

Contingent Features/Credit Related Exposure

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Illinois Plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of June 30, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

        Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at June 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Collateral Deposits

        Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. In accordance with FIN No. 39-1, "Amendment of FASB Interpretation No. 39," Midwest Generation presents a portion of its cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $71 million and $59 million at June 30, 2009 and December 31, 2008, respectively.

Note 4. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$164	$(21)	$143
Current period change	16	1	17

Balance at June 30, 2009	$180	$(20)	$160

(1)
For further detail, see Note 5—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at June 30, 2009, included unrealized gains on commodity hedges related to futures and forward electricity contracts that qualify for hedge accounting.

These gains arise because current forecasts of future electricity prices are lower than the contract prices. As Midwest Generation's hedged positions are realized, $140 million, after tax, of the net unrealized gains on cash flow hedges at June 30, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of June 30, 2009, Midwest Generation had made approximately $0.7 million in contributions to its pension plans and estimates to make $5.3 million of contributions in the last six months of 2009.

        The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$2.8	$3.0	$5.4	$6.1
Interest cost	1.8	1.5	3.3	3.1
Expected return on plan assets	(1.2)	(1.6)	(2.2)	(3.1)
Amortization of prior service costs	0.1	—	0.1	0.1
Amortization of net loss (gain)	0.2	—	0.5	(0.1)

Total expense	$3.7	$2.9	$7.1	$6.1

Postretirement Benefits Other Than Pensions

        As of June 30, 2009, Midwest Generation had made approximately $0.3 million in contributions to its postretirement benefits other than pensions and estimates to make $0.3 million of contributions in the last six months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.3	$0.1	$0.5	$0.3
Interest cost	0.6	0.4	1.2	0.9
Amortization of prior service credit	—	(0.1)	(0.1)	(0.3)
Amortization of net loss	0.1	0.2	0.3	0.3

Total expense	$1.0	$0.6	$1.9	$1.2

Note 6. Income Taxes

        Midwest Generation had effective income tax provision rates of 38% and 37% for the six months ended June 30, 2009 and 2008, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes resolution of issues pertaining to Midwest Generation which were timing in nature. During the second quarter of 2009, Midwest Generation recorded an income tax benefit of $1 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

Income Tax Uncertainties

        At June 30, 2009, Midwest Generation had no unrecognized tax benefits. During the six months ended June 30, 2009, all $21 million of Midwest Generation's unrecognized tax benefits were reduced primarily due to the settlement of tax items with the Internal Revenue Service.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

        At June 30, 2009, Midwest Generation had firm commitments to spend approximately $40 million on capital expenditures during the remainder of 2009 and $9 million in 2010. These expenditures are primarily related to non-environmental improvements such as boiler components, mill steam inerting projects, generator stator rewinds, 4kV switchgear, and main power transformer. These capital expenditures are planned to be financed by cash on hand and cash generated from operations.

Fuel Supply Contracts

        At June 30, 2009, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $240 million, summarized as follows: remainder of 2009—$108 million and 2010—$132 million.

        In July 2009, Midwest Generation entered into additional contractual agreements for the purchase of coal. These commitments, together with the estimated transportation costs under the existing agreements through 2011, are currently estimated to be $136 million for 2010, $264 million for 2011 and $134 million for 2012.

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

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 214 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2009. Midwest Generation had recorded a $51 million liability at June 30, 2009, related to this matter.

        The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Contingencies

RPM Buyers' Complaint

        On May 30, 2008, a group of entities referring to themselves as the "RPM Buyers" filed a complaint at the FERC asking that PJM's RPM, as implemented through the transitional base residual auctions establishing capacity payments for the period from June 1, 2008 through May 31, 2011, be found to have produced unjust and unreasonable capacity prices. On September 19, 2008, the FERC dismissed the RPM Buyers' complaint, finding that the RPM Buyers had failed to allege or prove that any party violated PJM's tariff and market rules, and that the prices determined during the transition period were determined in accordance with PJM's FERC-approved tariff. On October 20, 2008, the RPM Buyers requested rehearing of the FERC's order dismissing their complaint. On June 18, 2009, the FERC denied rehearing of the order.

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

        On August 13, 2007, Midwest Generation and Commonwealth Edison received a letter signed by several Chicago-based environmental action groups stating that, in light of the NOV, the groups are examining the possibility of filing a citizen suit against Midwest Generation and Commonwealth Edison based presumably on the same or similar theories advanced by the US EPA in the NOV. On July 28, 2009, Midwest Generation received a sixty-day Notice of Intent to Sue signed by the same groups, stating their intent to file a citizen suit alleging exceedances of CAA opacity limits and violations of permit requirements related to monitoring and reporting.

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

        Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

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

        With respect to Midwest Generation's potential liabilities arising under Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $5 million at June 30, 2009 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Note 8. Supplemental Cash Flows Information

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash paid
Interest	$35	$35
Income taxes	16	149

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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2008, and as compared to the second quarter of 2008 and six months ended June 30, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

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

Economic Conditions and Commodity Prices

        Continuation of the economic recession, among other factors, contributed to declines in electrical demand for Northern Illinois during the six months ended June 30, 2009. The electrical load, calculated from published data by PJM, for this location declined 6% compared to the six months ended June 30, 2008. The decline in price of natural gas, which often serves as the marginal fuel source in the region, together with lower electrical demand have resulted in significantly lower energy prices. Furthermore, spot energy prices affecting the Illinois Plants were adversely impacted, particularly during some off-peak periods, by congestion affecting the Northern Illinois control area. The average 24-hour PJM market price for energy at the Northern Illinois Hub declined to $30.08/MWh during the six months ended June 30, 2009 as compared to $52.42/MWh during the six months ended June 30, 2008. In the first six months ended June 30, 2009, Midwest Generation's average realized energy price per MWh was higher than the average 24-hour PJM market prices due to higher hedge prices. As reflected in the overview of operating performance below, these factors had an adverse impact on the results of operations during the second quarter and six months ended June 30, 2009.

Environmental Compliance Plans and Costs

        As discussed in the 2008 Annual Report on Form 10-K, Midwest Generation is subject to various commitments with respect to environmental compliance for the Illinois Plants under the CPS. During the second quarter of 2009, Midwest Generation conducted tests of selective non-catalytic NOX removal technologies and reagent based SO2 removal technologies that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has preliminarily concluded that installation of selective non-catalytic NOX removal technologies, in lieu of selective catalytic removal technologies, should meet the NOX portion of the CPS. Testing of flue gas desulfurization technology based on injection of dry sodium sorbent demonstrated significant reductions in SO2; however, further analysis and evaluation are required to determine the appropriate path forward to comply with the SO2 portion of the CPS. These technologies may be deployed at the Illinois Plants in a manner which could optimize compliance, subject to approval of construction permits by the Illinois EPA. A decision regarding whether or not to proceed with the alternative compliance program, as described above, will occur following further analysis and evaluation of results. Under current conditions, Midwest Generation cannot predict what specific method will be used or all costs that will be incurred to comply with the CPS.

Climate Change Legislation

        On June 26, 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. The bill would establish a 20% mandatory federal combined efficiency and renewable electricity standard for certain retail electricity suppliers and establish a cap-and-trade system for carbon emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate greenhouse gas emissions from all covered entities would be established and decline over time. Emitters of greenhouse gases would be required to have allowances for greenhouse gas emissions emitted during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated (including allocation to merchant generators) free of charge in declining amounts over time. Emitters of greenhouse gases would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative greenhouse gas conservation efforts). Legislation to regulate greenhouse gas emissions is now being considered by the U.S. Senate, and the timing, content, and potential effects on Midwest

Generation of climate change legislation, if any, that may be ultimately passed by the Congress and signed into law by the President remain uncertain.

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the second quarter and six months ended June 30, 2009 decreased $23 million and $92 million, respectively, compared to the corresponding periods of 2008. The decreases in earnings were primarily attributable to decreases in realized gross margin of $77 million and $186 million in the second quarter and six months ended June 30, 2009, respectively, partially offset by higher unrealized gains related to hedge contracts (described below) and lower plant operations expense. Realized gross margin was affected by the following factors:

  •
  lower average realized energy prices and lower generation due to lower energy prices and increased congestion affecting the Northern Illinois control area;

  •
  higher fuel costs primarily due to annual NOX emission allowance costs commencing in January 2009, operation of mercury controls and an increase in the cost of coal; and

  •
  partially offsetting the above, higher capacity revenue primarily due to higher capacity prices in the RPM auction.

        In addition, earnings for the six months ended June 30, 2009 were lower due to a gain of $15 million (pre-tax) recorded in the first quarter of 2008 related to the buyout of a fuel contract and an estimated insurance recovery of approximately $6 million (pre-tax) recorded in the first quarter of 2008 primarily related to the outages at the Powerton Station.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues (in millions)	$340	$391	$724	$859
Statistics
Generation (in GWh):
Energy only contracts	6,361	5,533	12,117	12,071
Load requirements services contracts(1)	447	1,287	1,333	3,132

Total	6,808	6,820	13,450	15,203
Aggregate plant performance:
Equivalent availability(2)	78.5%	72.6%	80.6%	77.5%
Capacity factor(3)	57.1%	57.2%	51.2%	63.7%
Load factor(4)	72.7%	78.7%	63.5%	82.2%
Forced outage rate(5)	5.7%	6.5%	6.4%	9.3%
Average realized price/MWh:
Energy only contracts(6)	$41.38	$52.67	$44.41	$52.94
Load requirements services contracts(7)	$62.47	$62.48	$62.52	$62.40
Capacity revenue only (in millions)	$42	$20	$81	$29
Average realized fuel costs/MWh(8)	$18.19	$15.56	$18.37	$14.74

(1)
Represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007. One contract expired in May 2008 and the remaining contract expired in May 2009.

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

(6)
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized gains (losses) and other non-energy related revenue by (ii) generation, as shown in the table below. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions)
Operating revenues	$340	$391	$724	$859
Less:
Load requirements services contracts	(28)	(81)	(83)	(196)
Unrealized (gains) losses	(5)	3	(20)	8
Capacity and other revenues	(44)	(22)	(83)	(32)

Realized revenues	$263	$291	$538	$639

Generation (in GWh)	6,361	5,533	12,117	12,071
Average realized energy price/MWh	$41.38	$52.67	$44.41	$52.94

    The average realized energy price is presented as an aid in understanding the operating results of the Illinois Plants. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is more meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) contract revenue less PJM operating and ancillary charges by (ii) generation.

(8)
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions)
Fuel expenses	$110	$106	$233	$224
Add back:
Unrealized gains (losses)	14	—	14	—

Realized fuel expenses	$124	$106	$247	$224

Generation (in GWh)	6,808	6,820	13,450	15,203
Average realized fuel costs/MWh	$18.19	$15.56	$18.37	$14.74

    The average realized fuel cost is presented as an aid in understanding the operating results of the Illinois Plants. Average realized fuel cost is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel expenses. Management believes that average realized fuel cost is more meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons.

Operating Revenues

        Operating revenues decreased $51 million and $135 million for the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008, primarily due to lower energy revenues partially offset by higher capacity revenues and unrealized gains related to hedge contracts (described below). The decrease in energy revenues was attributable to lower average realized energy prices and lower generation. For further discussion on energy prices and the decline in generation, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Economic Conditions and Commodity Prices."

        Included in operating revenues were unrealized gains (losses) of $5 million and $(3) million for the second quarters of 2009 and 2008, respectively, and $20 million and $(8) million for the six months ended June 30, 2009 and 2008, respectively. Unrealized gains in 2009 were primarily due to hedge contracts that are not accounted for as cash flow hedges under SFAS No. 133 (referred to as economic hedges). Unrealized losses in 2008 were primarily due to the ineffective portion of hedge contracts at the Illinois Plants attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

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

Operating Expenses

        Operating expenses decreased $13 million and increased $11 million for the second quarter and six months ended June 30, 2009, compared to the corresponding periods of 2008. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, gain from buyout of contract and sale of assets, depreciation and amortization, and administrative and general. The primary changes in the components of operating expenses are discussed below.

        Fuel expenses increased $4 million and $9 million for the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The increases were primarily attributable to annual NOX emission allowance costs beginning in 2009, operation of mercury controls, and an increase in the cost of coal; partially offset by unrealized gains of $14 million due to oil futures contracts that were accounted for as economic hedges. The contracts were entered into to hedge a portion of a fuel adjustment provision of a rail transportation contract. For the six months ended June 30, 2009, Midwest Generation also partially offset its increase in fuel expenses by lower coal consumption as a result of lower generation. Included in fuel expenses were $13 million and $31 million of annual NOX emission allowance costs during the second quarter and six months ended June 30, 2009, respectively.

        Plant operations expense decreased $19 million and $17 million for the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decreases were primarily attributable to lower planned overhauls and routine maintenance during the second quarter of 2009.

        Gain on buyout of contract and sale of assets in 2008 includes a $15 million gain related to the buyout of a fuel contract in March 2008.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Interest and other income	$2	$1	$3	$7
Interest income from affiliates	28	28	56	57
Interest expense	(16)	(17)	(33)	(39)

Total other income	$14	$12	$26	$25

        Interest and other income decreased $4 million for the six months ended June 30, 2009, compared to the corresponding period of 2008, primarily due to $6 million recorded in other income in 2008 for business interruption coverage related to insurance claims from unplanned outages.

        Interest expense decreased $1 million and $6 million for the second quarter and six months ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease in the six months ended June 30, 2009 was primarily due to $6 million of interest costs in 2008 included as part of a resolution of a labor matter. Midwest Generation also had higher interest expense on long-term debt due to higher debt balances, which was offset by lower interest expense from the sale-leaseback.

Provision For Income Taxes

        Midwest Generation had effective income tax provision rates of 38% and 37% for the six months ended June 30, 2009 and 2008, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes resolution of issues pertaining to Midwest Generation which were timing in nature. During the second quarter of 2009, Midwest Generation recorded an income tax benefit of $1 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

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

Midwest Generation's Liquidity

        At June 30, 2009, Midwest Generation had cash and cash equivalents of $663 million and Midwest Generation had a total of $22 million of available borrowing capacity under its $500 million working capital facility.

        The following table summarizes the status of Midwest Generation's working capital facility at June 30, 2009:

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

Lien-backed Hedge Contracts

        Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margin. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features is in an asset position at June 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above. Midwest Generation received collateral deposits of $71 million from counterparties under these contracts at June 30, 2009.

Consolidated Cash Flow

        At June 30, 2009, Midwest Generation had cash and cash equivalents of $663 million, compared to $650 million at December 31, 2008. Net working capital at June 30, 2009 was $802 million, compared to $813 million at December 31, 2008.

        Net cash provided by operating activities increased $176 million in the first six months of 2009, compared to the first six months of 2008. Operating activities during the first six months of 2008 included $149 million of tax payments to its affiliate and an increase of $97 million in loans to EMMT for margin deposits.

        Net cash used in financing activities increased $137 million in the first six months of 2009, compared to the first six months of 2008. The increase was primarily due to $160 million of distributions to its shareholder in 2009, as compared to $76 million in 2008. In addition, financing activities during the first six months of 2008 included borrowings of $50 million under Midwest Generation's working capital facility.

        Net cash used in investing activities increased $1 million in the first six months of 2009, compared to the first six months of 2008. Investing activities during the first six months of 2009 and 2008 primarily included capital expenditures of $39 million and $40 million, respectively.

Capital Expenditures

        At June 30, 2009, the estimated capital expenditures through 2011 by Midwest Generation were as follows:

	July through December 2009	2010	2011
	(in millions)
Plant capital expenditures	$35	$96	$62
Environmental expenditures	9	(1)	(1)

Total	$44	$96	$62

(1)
See discussion below regarding capital expenditures for environmental improvements.

        Plant capital expenditures relate to non-environmental projects such as boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear, and main power transformer replacement.

        Midwest Generation is subject to various commitments with respect to environmental compliance. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. For more information on the current status of environmental improvements in Illinois, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Environmental Compliance Plans and Costs." For further discussion of environmental regulations, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

 Credit Facility and Other Covenants

        Midwest Generation maintains a $500 million working capital facility that matures in 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is LIBOR + 0.875%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 1%, which was the case at June 30, 2009. As of June 30, 2009, Midwest Generation had $475 million of borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility. On June 30, 2009, Midwest Generation's credit rating was downgraded resulting in an increase in the margins applicable to this facility.

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At June 30, 2009, the debt to capitalization ratio was 0.27 to 1.

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

Equity Distributions and Tax Payments

        The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Equity distributions	$160	$76
Tax payments under tax-allocation agreements	16	149

Total payments	$176	$225

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

Credit Ratings

Overview

        Credit ratings for Midwest Generation, EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
Midwest Generation(1)	Ba1	BB–	BBB–
EME(2)	B2	B	BB–
EMMT	Not Rated	B	Not Rated

(1)
First priority senior secured rating.

(2)
Senior unsecured rating.

        On July 13, 2009, S&P lowered the credit ratings of Midwest Generation from BB+ to BB– and EME and EMMT from BB– to B, respectively. On June 30, 2009, Moody's lowered the credit ratings of Midwest Generation and EME from Baa3 to Ba1and B1 to B2, respectively. The S&P ratings remain on negative outlook, while the Moody's rating outlook is stable. In addition, on July 2, 2009, Fitch placed the credit ratings for Midwest Generation and EME on Rating Watch Negative. Midwest Generation cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

        Midwest Generation's coal contracts include provisions that provide the right to request additional collateral to support payment obligations for delivered coal and may vary based on Midwest Generation's credit ratings.

Credit Rating of EMMT

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Illinois Plants.

        EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of June 30, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

        Midwest Generation anticipates that sales of its power through EMMT may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margin requirements and increases in merchant sales could further increase the need for credit support related to hedging activities. Midwest Generation is able to provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to its merchant energy operations. Depending on market conditions and the volume and duration of forward sales, there is no assurance that Midwest Generation will be able to provide sufficient credit support to EMMT.

 Contractual Obligations

Fuel Supply Contracts

        At June 30, 2009, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $240 million, summarized as follows: remainder of 2009—$108 million and 2010—$132 million.

        In July 2009, Midwest Generation entered into additional contractual agreements for the purchase of coal. These commitments, together with the estimated transportation costs under the existing agreements through 2011, are currently estimated to be $136 million for 2010, $264 million for 2011 and $134 million for 2012.

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

Clean Water Act—Cooling Water Standards and Regulations

        In January 2007, the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. In July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use, cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b). The US EPA is currently rewriting the rule.

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

        Midwest Generation's operations expose it to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Midwest Generation's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

        In addition to prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units may vary.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first six months of 2009 and 2008:

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2009	2008
January	$42.10	$47.09
February	33.33	54.46
March	26.74	58.58
April	26.93	53.87
May	25.81	44.49
June	25.59	56.06

Six-Month Average	$30.08	$52.42

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2009:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2009
July	$31.54
August	30.33
September	26.33
October	25.82
November	28.63
December	30.91
2010 Calendar "strip"(2)	$33.39

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        EMMT engages in hedging activities for the Illinois Plants to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes Midwest Generation's hedge position for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub at June 30, 2009:

	2009	2010	2011
GWh	5,352	6,981	612
Average price/MWh(1)	$63.91	$67.30	$76.40

(1)
The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions at June 30, 2009 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

        In addition, as of June 30, 2009, EMMT has entered into 9.8 billion cubic feet of natural gas futures contracts (equivalent to approximately 1,600 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) to hedge Midwest Generation energy price risks during 2009 and 2010.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

        The following table summarizes the status of capacity sales for Midwest Generation at June 30, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, net of Purchases(2)(3)
	Installed Capacity MW	Unsold Capacity(1) MW	Capacity Sold MW					Aggregate Average Price per MW-day
				MW	Price per MW-day	MW	Average Price per MW-day
July 1, 2009 to May 31, 2010	5,776	(878)	4,898	5,329	$102.04	(431)	$99.23	$102.29
June 1, 2010 to May 31, 2011	5,477	(548)	4,929	4,929	174.29	—	—	174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46

(1)
Capacity not sold arises from: (1) capacity retained to meet forced outages under the RPM auction guidelines, and (2) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

(2)
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

(3)
Includes 342 MW purchases in January 2009 from RPM incremental auction at $40 per MW-day.

        The RPM auction capacity prices for the delivery period of June 1, 2012 to May 31, 2013 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $16.46 per MW-day was substantially lower than previous capacity prices. The decrease in forward capacity prices was attributable to a substantial increase in demand side management resources. The impact of lower capacity prices for this period on available resources and energy prices is uncertain.

        Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Midwest Generation has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, demand side management activities and the CONE.

Basis Risk

        Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the six months ended June 30, 2009, transmission congestion in PJM has resulted in prices at the individual busbars of the Illinois Plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 17% and less than 1%, respectively.

        By entering into cash settled futures contracts and forward contracts using the Northern Illinois Hub and the AEP/Dayton Hub (or other similar trading hubs) as settlement points, Midwest Generation is exposed to basis risk as described above. In order to mitigate basis risk, Midwest Generation may purchase financial transmission rights and basis swaps in PJM for Midwest Generation. A financial transmission right is a financial instrument that entitles the holder to receive the difference between actual spot prices for two delivery points in exchange for a fixed amount. Accordingly, Midwest Generation's hedging activities include using financial transmission rights alone or in combination with forward contracts and basis swap contracts to manage basis risk.

Coal and Transportation Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2009 for the remainder of 2009 and the following year:

	July through December 2009	2010
Amount of coal under contract in millions of equivalent tons(1)(2)	8.8	11.7

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

(2)
In July 2009, Midwest Generation entered into additional contractual agreements for the purchase of coal of 5.4 million tons for 2010, 9.8 million tons for 2011 and 9.8 million tons for 2012.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants declined during 2009. The price of PRB coal decreased to $9.00 per ton at July 2, 2009 from $13 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in PRB coal prices was due to lower demand and higher levels of inventory.

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

Emission Allowances Price Risk

        The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the Clean Air Interstate Rule, electric generating stations are required to hold seasonal and annual NOX allowances beginning January 1, 2009. As part of the acquisition of the Illinois Plants, Midwest Generation obtained the rights to emission allowances that have been or are allocated to these facilities. Midwest Generation purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the Clean Air Interstate Rule, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations—Air Quality Regulation—Clean Air Interstate Rule" on page 96 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

        Midwest Generation is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. Based on broker's quotes and information from public sources, the spot price for annual NOX allowances was $1,113 per ton at June 30, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. SFAS No. 133 requires changes in the fair value of each derivative instrument to be recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting under the terms of SFAS No. 133. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 30 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

        Midwest Generation classifies unrealized gains and losses from derivative instruments as part of operating revenues or fuel expenses. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the second quarters of 2009 and 2008 and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Non-qualifying hedges	$18	$2	$34	$2
Ineffective portion of cash flow hedges	1	(5)	—	(10)

Total unrealized gains (losses)	$19	$(3)	$34	$(8)

        At June 30, 2009, unrealized gains of $28 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($4 million for the remainder of 2009, $19 million for 2010, and $5 million for 2011).

Fair Value of Derivative Instruments

        Midwest Generation adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. For further discussion of Midwest Generation's adoption of SFAS No. 157, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements."

        The fair value of outstanding derivative instruments at June 30, 2009 and December 31, 2008 was $309 million and $244 million, respectively. In assessing the fair value of Midwest Generation's derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The increase in fair value of commodity contracts at June 30, 2009 as compared to December 31, 2008 is attributable to a decline in the average market prices for power as compared to contracted prices at June 30, 2009, which is the valuation date. The following table summarizes the maturities and the related fair value of Midwest Generation's commodity derivative assets and liabilities, before the impact of offsetting collateral under FIN No. 39-1, as of June 30, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$18	$10	$8	$—	$—
Prices provided by external sources	289	212	77	—	—
Prices based on models and other valuation methods	2	2	—	—	—

Total	$309	$224	$85	$—	$—

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 54% of Midwest Generation's consolidated operating revenues for the six months ended June 30, 2009. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

        Midwest Generation also derived a significant source of its revenues from the sale of energy, capacity and ancillary services generated at the Illinois Plants to Commonwealth Edison under load requirements services contracts through May 2009. Sales under these contracts accounted for 12% of Midwest Generation's consolidated operating revenues during the six months ended June 30, 2009. Commonwealth Edison's senior unsecured debt ratings are BBB- by S&P and Baa3 by Moody's.

        For the six months ended June 30, 2009, a third customer, Constellation Energy Commodities Group, Inc., accounted for 10% of Midwest Generation's operating revenues. Sales to Constellation largely consist of energy sales under forward contracts. The contract with Constellation is guaranteed by Constellation Energy Group, Inc., which has a senior unsecured debt rating of BBB by S&P and Baa3 by Moody's.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At June 30, 2009, Midwest Generation had $475 million of borrowings outstanding.

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

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Finally, the FERC RPM order directed PJM to file a proposal in September 2009 that would automate the adjustment of CONE (as compared to the existing tariff that requires a CONE evaluation and FERC filing every three years). Several parties have requested rehearing of the order. This matter is currently pending before the FERC.

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
101
Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended June 30, 2009 filed on August 7, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	August 7, 2009