Form 10-Q
period 2009-09-30
MIDWEST GENERATION LLC
filed 2009-11-06
CIK 1134016

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

        Number of units outstanding of the registrant's Membership Interests as of November 6, 2009: 100 units (all units held by an affiliate of the registrant).

i

ii

GLOSSARY

        When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
Commonwealth Edison	Commonwealth Edison Company
CAA	Clean Air Act
CONE	cost of new entry
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois Plants	EME's largest power plants (fossil fuel), located in Illinois
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	notice of violation
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
S&P	Standard & Poor's Ratings Services
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues from Marketing Affiliate	$372	$501	$1,096	$1,360
Operating Expenses
Fuel	164	142	397	366
Gain on sale of emission allowances	—	—	—	(1)
Plant operations	89	98	291	317
Depreciation and amortization	37	37	112	109
(Gain) on buyout of contract and (gain) loss on sale of assets	1	—	1	(16)
Administrative and general	5	5	15	16

Total operating expenses	296	282	816	791

Operating income	76	219	280	569

Other Income (Expense)
Interest and other income	28	30	87	94
Interest expense	(14)	(18)	(47)	(57)

Total other income	14	12	40	37

Income before income taxes	90	231	320	606
Provision for income taxes	36	87	123	227

Net Income	$54	$144	$197	$379

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$54	$144	$197	$379
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in expense, net of tax	—	—	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Other unrealized holding gains arising during period, net of income tax expense of $1 and $204 for the three months and $37 and $34 for the nine months ended September 30, 2009 and 2008, respectively	3	321	54	54
Reclassification adjustments included in net income, net of income tax expense (benefit) of $33 and $25 for the three months and $55 and $(30) for the nine months ended September 30, 2009 and 2008, respectively	(48)	(38)	(83)	48

Other comprehensive income (loss)	(45)	283	(28)	102

Comprehensive Income	$9	$427	$169	$481

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$473	$650
Due from affiliates	114	163
Fuel inventory	93	81
Spare parts inventory	32	29
Interest receivable from affiliate	28	56
Derivative assets	126	140
Intangible assets	17	52
Other current assets	33	22

Total current assets	916	1,193

Property, Plant and Equipment	4,374	4,320
Less accumulated depreciation and amortization	1,354	1,242

Net property, plant and equipment	3,020	3,078

Notes receivable from affiliate	1,348	1,352
Long-term derivative assets	52	73
Long-term intangible assets	6	—
Other assets	12	15

Total Assets	$5,354	$5,711

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$37	$44
Book overdrafts	—	4
Accrued liabilities	47	78
Due to affiliates	9	10
Interest payable	13	31
Derivative liabilities	6	17
Deferred taxes	49	70
Current portion of long-term obligations	275	—
Current portion of lease financing	120	126

Total current liabilities	556	380

Lease financing, net of current portion	665	785
Long-term obligations, net of current portion	—	475
Deferred taxes	185	119
Long-term derivative liabilities	4	11
Benefit plans and other long-term liabilities	161	166

Total Liabilities	1,571	1,936

Commitments and Contingencies (Note 7)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	157	121
Accumulated other comprehensive income	115	143

Total Member's Equity	3,783	3,775

Total Liabilities and Member's Equity	$5,354	$5,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$197	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	112
(Gain) on buyout of contract and (gain) loss on sale of assets	1	(16)
Gain on sale of emission allowances	—	(1)
Deferred taxes	62	(5)
Decrease (increase) in due from affiliates	48	(20)
Decrease (increase) in inventory	(15)	2
Decrease in loans to affiliate for margin deposit	—	25
Decrease in interest receivable from affiliate	28	28
Increase in other current assets	(12)	(9)
Decrease in other assets	1	1
Decrease (increase) in intangible assets	29	(29)
Increase (decrease) in accounts payable and other current liabilities	(42)	10
Decrease in interest payable	(18)	(18)
Decrease in other liabilities	(4)	(17)
Decrease (increase) in derivative assets and liabilities	(30)	16

Net cash provided by operating activities	359	458

Cash Flows From Financing Activities
Borrowings on long-term debt	—	700
Repayments of long-term debt	(200)	(225)
Cash distributions to parent	(160)	(126)
Repayment of capital lease obligation	(126)	(119)

Net cash provided by (used in) financing activities	(486)	230

Cash Flows From Investing Activities
Capital expenditures	(56)	(67)
Proceeds from sale of assets	—	1
Proceeds from sale of emission allowances	—	2
Increase in restricted deposits	1	(1)
Repayment of loan to affiliate	5	4

Net cash used in investing activities	(50)	(61)

Net increase (decrease) in cash and cash equivalents	(177)	627
Cash and cash equivalents at beginning of period	650	65

Cash and cash equivalents at end of period	$473	$692

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

        Midwest Generation's significant accounting policies are described in "Note 1—Summary of Significant Accounting Policies" on page 70 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2009 as discussed below in "—New Accounting Requirements." This quarterly report should be read in conjunction with such financial statements.

        In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

        Management has performed an evaluation of subsequent events through November 6, 2009, the date the financial statements were issued.

Cash Equivalents

        Cash equivalents include money market funds totaling $477 million and $650 million at September 30, 2009 and December 31, 2008, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Related Party

        Included in interest and other income on Midwest Generation's consolidated statements of income is $28 million for both the third quarters of 2009 and 2008 and $84 million and $85 million for the nine months ended September 30, 2009 and 2008, respectively, related to interest income from affiliates.

Restricted Deposits

        Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted deposits included in other assets on Midwest Generation's consolidated balance sheet, composed entirely of collateral reserves, was $3 million at September 30, 2009 and $4 million at December 31, 2008.

New Accounting Requirements

Accounting Requirements Adopted

General Principles—

        In June 2009, the FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. The Codification is not intended to change U.S. GAAP or guidance issued by the Securities and Exchange Commission. Midwest Generation adopted the Codification effective July 1, 2009.

Subsequent Events—

        In May 2009, the FASB issued authoritative guidance that sets forth the period subsequent to the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. Midwest Generation adopted this guidance effective April 1, 2009. The adoption had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures—

        In April 2009, the FASB issued authoritative guidance affirming the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") under current market conditions. This includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, this guidance provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. This guidance also requires disclosures on a more disaggregated basis for investments in debt and equity securities measured at fair value. Midwest Generation adopted this guidance effective April 1, 2009. The adoption had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

        In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. Midwest Generation adopted this guidance effective April 1, 2009. Since this guidance impacts disclosure only, the adoption did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows. For disclosures, see Note 2—Fair Value Measurements.

        Effective January 1, 2009, Midwest Generation adopted authoritative guidance on nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption had no impact on Midwest Generation's consolidated financial statements.

Investments—Debt and Equity Securities—

        In April 2009, the FASB amended existing authoritative guidance which determines whether impairment is other than temporary for debt securities. Under this amended guidance, an entity writes down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will be required to sell before the anticipated recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. Midwest Generation adopted this guidance effective April 1, 2009. The adoption did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows. For disclosures, see "—Cash Equivalents."

Derivatives and Hedging—

        In March 2008, the FASB issued authoritative guidance requiring additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Midwest Generation adopted this guidance effective January 1, 2009. Since this guidance impacts disclosure only, the adoption did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows. For information regarding Midwest Generation's risk management activities, including derivative instruments and hedging activities, see Note 3—Derivative Instruments.

Intangibles—Goodwill and Other—

        In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations and other GAAP. Midwest Generation adopted this guidance effective January 1, 2009. The adoption had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Accounting Requirements Not Yet Adopted

Compensation—Retirement Benefits—

        In December 2008, the FASB issued authoritative guidance requiring additional postretirement benefit plan asset disclosures by employers about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. This guidance is effective for years ending after December 15, 2009 and therefore, Midwest Generation will adopt this guidance at year-end 2009. This guidance will impact disclosures only and will not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Fair Value Measurements—

        In August 2009, the FASB issued an accounting standards update that provides additional guidance on how companies should measure liabilities at fair value. While reaffirming the existing definition of fair value, the update reintroduced the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. If the quoted price of a liability when traded as an asset includes the effect of a credit enhancement (i.e., a guarantee), this effect should be excluded from the measurement of the liability. Midwest Generation adopted this guidance effective October 1, 2009. This guidance is not expected to have a material impact on its consolidated financial statements.

Note 2. Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity's nonperformance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

        In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. Midwest Generation reduced the fair value of derivative assets for nonperformance risks by $1 million at September 30, 2009.

        Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

        The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

As of September 30, 2009	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$477	$—	$—	$—	$477
Derivative contracts	14	224	5	(65)	178
Liabilities at Fair Value
Derivative contracts	$(9)	$—	$(3)	$2	$(10)

As of December 31, 2008	Level 1	Level 2	Level 3	Netting and Collateral(2)	Total
	(in millions)
Assets at Fair Value
Money market funds(1)	$650	$—	$—	$—	$650
Derivative contracts	—	264	2	(53)	213
Liabilities at Fair Value
Derivative contracts	$—	$(21)	$(1)	$(6)	$(28)

(1)
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheet.

(2)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

        The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fair value of derivative contracts, net at beginning of periods	$2	$—	$1	$3
Total realized/unrealized gains (losses):
Included in earnings(1)	1	3	27	(8)
Included in accumulated other comprehensive income	—	5	—	2
Purchases and settlements, net	(1)	(4)	(21)	4
Transfers in or out of Level 3	—	(1)	(5)	2

Fair value of derivative contracts, net at September 30	$2	$3	$2	$3

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at September 30(1)	$1	$3	$(3)	$3

(1)
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Long-term Obligations

        The carrying amounts and fair values of Midwest Generation's long-term obligations as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term obligations, including current portion	$275	$275	$475	$475

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

  •
  capacity transactions.

        The extent to which Midwest Generation hedges its market price risk depends on several factors. First, Midwest Generation evaluates over-the-counter market prices to determine if forward market prices are sufficiently attractive compared to the risks associated with the fluctuating spot market. Second, Midwest Generation evaluates the sufficiency of its and EMMT's credit capacity and whether the forward sales markets have sufficient liquidity to enable Midwest Generation to identify appropriate counterparties for hedge transactions. Hedge transactions entered into by Midwest Generation follow authoritative guidance on derivatives and hedging.

        Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). A company is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that Midwest Generation formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        The accounting requirements for cash flow hedges provide that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.

        Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, Midwest Generation utilizes derivative contracts that are designed to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

        Authoritative guidance on derivatives and hedging affects the timing of income recognition, but has no effect on cash flow. To the extent that income varies from accrual accounting (i.e., revenue recognition based on the settlement of transactions), Midwest Generation records unrealized gains or losses. Midwest Generation classifies unrealized gains and losses from commodity contracts in operating revenues or fuel expenses based on the item being hedged. In addition, the results of derivative activities are recorded in cash flows from operating activities in the consolidated statements of cash flows.

        Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis in its consolidated balance sheet.

Notional Volumes of Derivative Instruments

        The following table summarizes the notional volumes of derivatives used for hedging activities at September 30, 2009:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales	GWh	15,732	(1)	14,127	(3)
Electricity	Forwards/Futures	Purchases	GWh	—		13,208	(3)
Electricity	Capacity	Sales	MW-Day (in thousands)	320	(2)	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	18	(2)	—
Natural gas	Forwards/Futures	Sales	billion cubic feet	—		3.7
Fuel oil	Forwards/Futures	Purchases	Barrels	—		600,000
Coal	Forwards/Futures	Purchases	Tons	—		285,000

(1)
Includes forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Illinois Plants which meet the normal sales and purchase exception and are accounted for on the accrual method.

(2)
Midwest Generation's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.

(3)
Midwest Generation also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

Fair Value of Derivative Instruments

        The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at September 30, 2009:

	Derivative Assets			Derivative Liabilities
							Net Assets
	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal
	(in millions)
Cash flow hedges	$196	$64	$260	$48	$5	$53	$207
Economic hedges	175	39	214	154	36	190	24

	$371	$103	$474	$202	$41	$243	$231
Netting and collateral received	(245)	(51)	(296)	(196)	(37)	(233)	(63)

Total	$126	$52	$178	$6	$4	$10	$168

Income Statement Impact of Derivative Instruments

        The following table provides the activity of accumulated other comprehensive income for the nine months ended September 30, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity(1)	Income Statement Location
	(in millions)
Accumulated other comprehensive income derivative gain at December 31, 2008	$268
Effective portion of changes in fair value	91
Reclassification from accumulated other comprehensive income to net income	(138)	Operating revenues

Accumulated other comprehensive income derivative gain at September 30, 2009	$221

(1)
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2009 and December 31, 2008 were $135 million and $164 million, respectively.

        The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $4 million and $14 million during the third quarters of 2009 and 2008, respectively, and $4 million and $(1) million during the nine months ended September 30, 2009 and 2008, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues in the consolidated statements of income.

        The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statements of income for the periods ended September 30, 2009 is presented below:

Type	Income Statement Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(in millions)
Economic hedges	Operating revenue	$20	$39
	Fuel expense	(2)	12

Contingent Features/Credit Related Exposure

        Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Illinois Plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of September 30, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

        Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at September 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Collateral Deposits

        Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. Midwest Generation presents a portion of its cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $63 million and $59 million at September 30, 2009 and December 31, 2008, respectively.

Note 4. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net(1)	Accumulated Other Comprehensive Income
	(in millions)
Balance at December 31, 2008	$164	$(21)	$143
Current period change	(29)	1	(28)

Balance at September 30, 2009	$135	$(20)	$115

(1)
For further detail, see Note 5—Compensation and Benefit Plans.

        Unrealized gains on cash flow hedges, net of tax, at September 30, 2009, included futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. As Midwest Generation's hedged positions are realized, $98 million, after tax, of the net unrealized gains on cash flow hedges at September 30, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

        As of September 30, 2009, Midwest Generation had made approximately $5.8 million in contributions to its pension plans and estimates to make $0.2 million of contributions in the last three months of 2009.

        The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$2.8	$2.4	$8.2	$8.5
Interest cost	1.7	1.5	5.0	4.6
Expected return on plan assets	(1.2)	(1.5)	(3.4)	(4.6)
Amortization of prior service costs	0.1	—	0.2	0.1
Amortization of net loss (gain)	0.3	(0.1)	0.8	(0.2)

Total expense	$3.7	$2.3	$10.8	$8.4

Postretirement Benefits Other Than Pensions

        As of September 30, 2009, Midwest Generation had made approximately $0.5 million in contributions to its postretirement benefits other than pensions and estimates to make $0.1 million of contributions in the last three months of 2009.

        The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.2	$0.2	$0.7	$0.5
Interest cost	0.6	0.5	1.8	1.4
Amortization of prior service credit	(0.1)	(0.2)	(0.2)	(0.5)
Amortization of net loss	0.2	0.1	0.5	0.4

Total expense	$0.9	$0.6	$2.8	$1.8

Note 6. Income Taxes

        Midwest Generation had effective income tax provision rates of 38% and 37% for the nine months ended September 30, 2009 and 2008, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes the resolution of issues pertaining to Midwest Generation which were timing in nature. During the second quarter of 2009, Midwest Generation recorded an income tax benefit of $1 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

Income Tax Uncertainties

        At September 30, 2009, Midwest Generation had no unrecognized tax benefits. During the nine months ended September 30, 2009, unrecognized tax benefits were reduced by $21 million primarily due to the settlement of tax items with the Internal Revenue Service.

Note 7. Commitments and Contingencies

Contractual Obligations

Long-term Debt

        Midwest Generation had $275 million and $475 million of borrowings outstanding under its $500 million working capital facility at September 30, 2009 and December 31, 2008, respectively. In September 2009, Midwest Generation repaid $200 million of borrowings under its working capital facility. The outstanding balance under the working capital facility of $275 million was reported as current portion of long-term obligations on its consolidated balance sheet and was repaid in October 2009.

Commitments

Capital Improvements

        At September 30, 2009, Midwest Generation had firm commitments to spend approximately $27 million on capital expenditures during the remainder of 2009 and $31 million in 2010. These expenditures are primarily related to non-environmental improvements such as boiler components, mill steam inerting projects, generator stator rewinds, 4kV switchgear, and a main power transformer. These capital expenditures are planned to be financed by cash on hand and cash generated from operations.

Fuel Supply Contracts

        At September 30, 2009, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $506 million, summarized as follows: remainder of 2009—$56 million, 2010—$193 million, 2011—$123 million, and 2012—$134 million.

Coal Transportation Agreements

        At September 30, 2009, Midwest Generation had contractual agreements for the transport of coal to its facilities. Midwest Generation's commitments under these contracts are based on actual coal purchases. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $481 million, summarized as follows: remainder of 2009—$67 million, 2010—$262 million, and 2011—$152 million.

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

Indemnities Provided as Part of the Acquisition from Commonwealth Edison

        In connection with the acquisition of the Illinois Plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Due to the nature of the obligation under this indemnity, a maximum potential liability cannot be determined. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review Lawsuit." Except as discussed below, Midwest Generation has not recorded a liability related to the environmental indemnity specified in the acquisition agreement.

        Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company, LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are

Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2010. There were approximately 203 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2009. Midwest Generation had recorded a $50 million liability at September 30, 2009, related to this matter.

        The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Contingencies

New Source Review Lawsuit

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

        On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

        Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Environmental Matters and Regulations

        The construction and operation of power plants are subject to federal, state and local environmental laws and regulations, which typically require a lengthy and complex process for obtaining licenses, permits and approvals for construction, operation or modification of a project or generating facility. Midwest Generation believes that it is in substantial compliance with existing environmental regulatory requirements. However, possible developments, such as the promulgation of more stringent environmental laws and regulations, proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which Midwest Generation conducts its businesses and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of its facilities. There is no assurance that Midwest Generation's financial position and results of operations would not be materially adversely affected. Midwest Generation is unable to predict the precise extent to which additional laws and regulations may affect its future operations and capital expenditure requirements. For a more complete discussion of Midwest Generation's environmental contingencies, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. For further discussion of Midwest Generation's environmental and regulatory risks, refer to "Item 1A. Risk Factors—Regulatory and Environmental Risks" on page 18 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

        With respect to Midwest Generation's potential liabilities arising under Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation has accrued approximately $5 million at September 30, 2009 for estimated environmental investigation and remediation costs for the Illinois Plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Note 8. Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash paid
Interest	$64	$68
Income taxes	61	233

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

  •
  Midwest Generation's ability to borrow funds and access capital markets on reasonable terms;

  •
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

        This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2008, and as compared to the third quarter of 2008 and nine months ended September 30, 2008. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

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

Commodity Prices

        Economic conditions and mild weather during the summer months, among other factors, contributed to declines in electrical demand for Northern Illinois during the nine months ended September 30, 2009. The electrical load, calculated from published data by PJM, for this location declined 7% during the nine months ended September 30, 2009, compared to the corresponding period of 2008. The decline in price of natural gas, which often serves as the marginal fuel source in the region, together with lower electrical demand resulted in significantly lower energy prices. Furthermore, spot energy prices affecting the Illinois Plants were adversely impacted, particularly during some off-peak periods, by congestion affecting the Northern Illinois control area. The average 24-hour PJM market price for energy at the Northern Illinois Hub declined to $28.62/MWh during the nine months ended September 30, 2009 as compared to $52.68/MWh during the nine months ended September 30, 2008. As reflected in the overview of operating performance below, these factors had an adverse impact on the results of operations during the third quarter and nine months ended September 30, 2009.

Environmental Compliance Plans and Costs

        As discussed in the 2008 Annual Report on Form 10-K, Midwest Generation is subject to various commitments with respect to environmental compliance for the Illinois Plants under the CPS. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. During 2009, Midwest Generation conducted tests of NOx removal technology based on selective non-catalytic reduction and flue gas desulfurization technology based on dry sodium sorbent injection that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has preliminarily concluded that installation of selective non-catalytic reduction technology, in lieu of selective catalytic reduction technology, should meet the NOx portion of the CPS. Testing of flue gas desulfurization technology based on injection of dry sodium sorbent demonstrated significant reductions in SO2; however, further analysis and evaluation are required to determine the appropriate path forward to comply with the SO2 portion of the CPS. These technologies may be deployed at the Illinois Plants in a manner which could optimize compliance, subject to approval of construction permits by the Illinois Environmental Protection Agency. A decision regarding whether or not to proceed with the alternative compliance program will occur following further analysis and evaluation of results. Under current conditions, Midwest Generation cannot predict what specific method will be used or the total costs that will be incurred to comply with the CPS.

Greenhouse Gas Regulation

        Legislation to regulate GHG emissions continues to be considered by the Congress; however, the timing, content, and potential effects on Midwest Generation of any climate change legislation that may be enacted remain uncertain. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. The bill would establish a 20% mandatory federal combined efficiency and renewable electricity standard for certain retail electricity suppliers and establish a cap-and-trade system for carbon emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate GHG emissions from all covered entities would be established and decline over time. Emitters of GHGs would be required to have allowances for GHG emissions emitted during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated (including allocation to merchant generators) free of charge in declining amounts over time. Emitters of GHGs would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative GHG conservation efforts).

        In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or existing major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions. If controls are required to be installed at the Illinois Plants in the future in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

        Three courts recently addressed the question of whether power plants that emit GHGs constituted public nuisances that could be held liable for damages or other remedies. In one case (in which Edison International is a named defendant), a California federal district court dismissed the plaintiffs' claims. In the other two, federal courts of appeals permitted the suits to go forward. These differing results remain subject to appeal and thus the ultimate impact of these cases remains uncertain. Midwest Generation cannot predict whether these recent appellate decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims. For further discussion, see "Liquidity and Capital Resources—Environmental Matters and Regulations—Litigation Developments."

Overview of Midwest Generation's Operating Performance

        Midwest Generation's net income for the third quarter and nine months ended September 30, 2009 decreased $90 million and $182 million, respectively, compared to the corresponding periods of 2008. The decreases in earnings were primarily attributable to decreases in realized gross margin of $158 million and $344 million in the third quarter and nine months ended September 30, 2009, respectively, partially offset by higher unrealized gains related to hedge contracts (described in "Results of Operations—Operating Revenues") and lower plant operations expense. Realized gross margin was affected by the following factors:

  •
  lower average realized energy prices and lower generation resulting from lower energy prices and increased congestion affecting the Northern Illinois control area;

  •
  higher fuel costs primarily due to annual NOX emission allowance costs commencing in January 2009, operation of mercury controls and an increase in the cost of coal; and

  •
  partially offsetting the above, higher capacity revenue primarily due to higher capacity prices in the RPM auction.

        In addition, earnings for the nine months ended September 30, 2009 were lower due to a gain of $15 million (pre-tax) recorded in the first quarter of 2008 related to the buyout of a fuel contract and insurance claims of approximately $6 million (pre-tax) recorded in the first quarter of 2008 primarily related to the outages at the Powerton Station.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues (in millions)	$372	$501	$1,096	$1,360
Statistics
Generation (in GWh):
Energy only contracts	8,272	7,333	20,389	19,404
Load requirements services contracts(1)	—	1,080	1,333	4,212

Total	8,272	8,413	21,722	23,616
Aggregate plant performance:
Equivalent availability(2)	90.1%	87.4%	83.8%	80.9%
Capacity factor(3)	68.6%	69.7%	60.7%	65.8%
Load factor(4)	76.1%	79.8%	72.4%	81.3%
Forced outage rate(5)	5.3%	8.3%	6.0%	9.0%
Average realized price/MWh:
Energy only contracts(6)	$38.74	$54.25	$42.11	$53.44
Load requirements services contracts(7)	$—	$63.40	$62.52	$62.65
Capacity revenue only (in millions)	$49	$41	$130	$70
Average realized fuel costs/MWh(8)	$19.57	$16.90	$18.82	$15.51

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues	$372	$501	$1,096	$1,360
Less:
Load requirements services contracts	—	(68)	(83)	(264)
Unrealized (gains) losses	(2)	7	(22)	15
Capacity and other revenues	(49)	(42)	(132)	(74)

Realized revenues	$321	$398	$859	$1,037

Generation (in GWh)	8,272	7,333	20,389	19,404
Average realized energy price/MWh	$38.74	$54.25	$42.11	$53.44

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

(7)
The average realized price reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) operating revenues related to the contracts by (ii) generation.

(8)
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Fuel expenses	$164	$142	$397	$366
Add back:
Unrealized gains (losses)	(2)	—	12	—

Realized fuel expenses	$162	$142	$409	$366

Generation (in GWh)	8,272	8,413	21,722	23,616
Average realized fuel costs/MWh	$19.57	$16.90	$18.82	$15.51

  The average realized fuel costs are presented as an aid in understanding the operating results of the Illinois Plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel expenses. Management believes that average realized fuel costs are more meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons.

Operating Revenues

        Operating revenues decreased $129 million and $264 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008, primarily due to lower energy revenues partially offset by higher capacity revenues and unrealized gains related to hedge contracts (described below). The decrease in energy revenues was attributable to lower average realized energy prices and lower generation. For further discussion on energy prices and the decline in generation, see "Management's Overview; Critical Accounting Policies and Estimates—Management's Overview—Commodity Prices."

        Included in operating revenues were unrealized gains (losses) of $2 million and $(7) million for the third quarters of 2009 and 2008, respectively, and $22 million and $(15) million for the nine months ended September 30, 2009 and 2008, respectively. Unrealized gains in 2009 were primarily due to hedge contracts that are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized losses in 2008 included $24 million from power contracts for 2009 and 2010 with Lehman Brothers Commodity Services, Inc. These contracts qualified as cash flow hedges until Midwest Generation dedesignated the contracts due to non-performance risk and subsequently terminated the contracts. The change in fair value was recorded as an unrealized loss during the third quarter of 2008. Unrealized losses in 2008 were also attributable to the ineffective portion of hedge contracts at the Illinois Plants attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Illinois Plants busbars (the delivery point where power generated by the Illinois Plants is delivered into the transmission system) resulting from marginal losses. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Market Risk Exposures—Accounting for Derivative Instruments," respectively.

Seasonal Disclosure

        Due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Illinois Plants vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Illinois Plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Expenses

        Operating expenses increased $14 million and $25 million for the third quarter and nine months ended September 30, 2009, compared to the corresponding periods of 2008. Operating expenses consist of fuel, gain on the sale of emission allowances, plant operations, (gain) on buyout of contract and (gain) loss on sale of assets, depreciation and amortization, and administrative and general. The primary changes in the components of operating expenses are discussed below.

        Fuel expenses increased $22 million and $31 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The increases were primarily attributable to annual NOx emission allowance costs beginning in 2009, operation of mercury controls, and an increase in the cost of coal. For the nine months ended September 30, 2009, Midwest Generation also partially offset its increase in fuel expenses by lower coal consumption as a result of lower generation and by unrealized gains of $12 million due to oil futures contracts that were accounted for as economic hedges. The contracts were entered into to hedge a portion of a fuel adjustment provision of a rail transportation contract. Included in fuel expenses were $16 million and $47 million of annual NOx emission allowance costs during the third quarter and nine months ended September 30, 2009, respectively.

        Plant operations expense decreased $9 million and $26 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decreases were primarily attributable to lower planned overhauls and routine maintenance.

        (Gain) on buyout of contract and (gain) loss on sale of assets in 2008 includes a $15 million gain related to the buyout of a fuel contract in March 2008.

 Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Interest and other income	$—	$2	$3	$9
Interest income from affiliates	28	28	84	85
Interest expense	(14)	(18)	(47)	(57)

Total other income	$14	$12	$40	$37

        Interest and other income decreased $6 million for the nine months ended September 30, 2009, compared to the corresponding period of 2008, primarily due to $6 million recorded in other income in 2008 for business interruption coverage related to insurance claims from unplanned outages.

        Interest expense decreased $4 million and $10 million for the third quarter and nine months ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease in the nine months ended September 30, 2009 was primarily due to $6 million of interest costs in 2008 included as part of a resolution of a labor matter. Midwest Generation also had higher interest expense on long-term debt due to higher debt balances, which was offset by lower interest expense from the sale-leaseback.

Provision For Income Taxes

        Midwest Generation had effective income tax provision rates of 38% and 37% for the nine months ended September 30, 2009 and 2008, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

        In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. The settlement includes the resolution of issues pertaining to Midwest Generation which were timing in nature. During the second quarter of 2009, Midwest Generation recorded an income tax benefit of $1 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement.

New Accounting Requirements

        For a discussion of new accounting requirements affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Requirements."

LIQUIDITY AND CAPITAL RESOURCES

Introduction

        For a complete discussion of liquidity and capital resources, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

Midwest Generation's Liquidity

        At September 30, 2009, Midwest Generation had cash and cash equivalents of $473 million and a total of $222 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also comprised of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

        The following table summarizes the status of Midwest Generation's working capital facility at September 30, 2009:

(in millions)
Commitment	$500
Outstanding borrowings	(275)
Outstanding letters of credit	(3)

Amount available	$222

        In October 2009, outstanding borrowings of $275 million under Midwest Generation's working capital facility were repaid.

Lien-backed Hedge Contracts

        Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margin. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features is in an asset position at September 30, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above. Midwest Generation received collateral deposits of $63 million from counterparties under these contracts at September 30, 2009.

Consolidated Cash Flow

        Net cash provided by operating activities decreased $99 million in the first nine months of 2009, compared to the first nine months of 2008. The decrease was primarily due to lower net income during the first nine months of 2009.

        Net cash used in financing activities was $486 million in the first nine months of 2009, compared to net cash provided by financing activities of $230 million in the first nine months of 2008. The 2009 change was primarily due to $200 million of repayments on Midwest Generation's working capital facility in 2009, as compared to net borrowings of $475 million in 2008, and an increase of $34 million in distributions to its shareholder.

        Net cash used in investing activities decreased $11 million in the first nine months of 2009, compared to the first nine months of 2008, primarily due to lower capital expenditures.

Capital Expenditures

        At September 30, 2009, the estimated capital expenditures through 2011 by Midwest Generation were as follows:

	October through December 2009	2010	2011
	(in millions)
Plant capital expenditures	$21	$96	$62
Environmental expenditures	6	(1)	(1)

Total	$27	$96	$62

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

Credit Facility and Other Covenants

        Midwest Generation maintains a $500 million working capital facility that matures in 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is LIBOR plus 0.875%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 1%, which was the case at September 30, 2009. As of September 30, 2009, Midwest Generation had $275 million of borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

        Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At September 30, 2009, the debt to capitalization ratio was 0.22 to 1.

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

Equity Distributions and Tax Payments

        The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Equity distributions	$160	$126
Tax payments under tax-allocation agreements	61	233

Total payments	$221	$359

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

(1)
First priority senior secured rating.

(2)
Senior unsecured rating.

        The S&P and Fitch ratings are on negative outlook, while the Moody's rating outlook is stable. Midwest Generation cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

        EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of September 30, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

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

Contractual Obligations and Contingencies

Fuel Supply Contracts

        At September 30, 2009, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are currently estimated to aggregate $506 million, summarized as follows: remainder of 2009—$56 million, 2010—$193 million, 2011—$123 million, and 2012—$134 million.

Coal Transportation Agreements

        At September 30, 2009, Midwest Generation had contractual agreements for the transport of coal to its facilities. Midwest Generation's commitments under these contracts are based on actual coal purchases. Accordingly, contractual obligations for transportation are based on coal volumes set forth in fuel supply contracts. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are currently estimated to aggregate $481 million, summarized as follows: remainder of 2009—$67 million, 2010—$262 million, and 2011—$152 million.

New Source Review Lawsuit

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

        On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

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

Greenhouse Gas Regulation

        In April 2009, the US EPA responded to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA by issuing a proposed finding that the current and projected concentrations of the mix of six key

GHGs, including carbon dioxide, in the atmosphere threaten the public health and welfare of current and future generations and that such GHGs were air pollutants covered by the CAA. In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. In September 2009, the US EPA also issued a proposed rule, known as the "tailoring rule," that if adopted would require new facilities with a potential to emit over 25,000 tons of GHGs per year (major GHG sources), or existing major GHG sources emitting over 25,000 tons of GHGs per year that are modified and, as a result, increase their potential GHG emissions by over 10,000 tons per year, to obtain pre-construction permits that would demonstrate that they are using best available control technologies to minimize their GHG emissions.

Litigation Developments

        On October 15, 2009, a California federal district court dismissed the complaint that had been filed by the native Alaskan village of Kivalina and the Kivalina tribe in February 2008 against numerous defendants, including Edison International, principally in the oil and energy industries. Plaintiffs had alleged GHG emissions from the defendants' business activities contributed to global warming impacts that are melting the Arctic sea ice that protects the village from winter storms. Midwest Generation was not named as a defendant in the complaint. The court dismissed the plaintiffs' federal nuisance claims stating that they were inappropriate for judicial resolution because they required policy choices that were reserved to the legislative or executive branches of the government (the "political question doctrine"). The court also held that the plaintiffs did not have standing to bring the case, in part because of the lack of connection between the defendants' conduct and the harm that plaintiffs alleged was occurring. The court also dismissed plaintiffs' state law nuisance claims, but without prejudice to those claims being re-filed in state court.

        Recently, however, the federal Second Circuit and Fifth Circuit Courts of Appeals both issued decisions in cases against GHG emitters, which concluded that plaintiffs in those cases did have standing to bring nuisance claims and that those claims were not precluded by the political question doctrine.

        In 2004, several states and environmental organizations filed a complaint in a federal district court in New York, alleging that several electric utilities were liable under a theory of public nuisance for damages caused by the alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. Midwest Generation was not named as a defendant in the complaint. The power plants that were the subject of the complaint were not located in physical proximity to the plaintiffs. On September 21, 2009, the Second Circuit Court of Appeals reinstated the lawsuit, holding that the plaintiffs had standing and that their claims did not violate the political question doctrine.

        On October 16, 2009, the United States Court of Appeals for the Fifth Circuit reinstated a class action lawsuit that had been dismissed by a federal district court in Mississippi. The plaintiffs claimed that emissions of GHGs from fossil fuel-fired electric generation and other operations allegedly contributed to the destructive force of Hurricane Katrina. The Fifth Circuit decision would allow the plaintiffs to continue to pursue their state law claims of public and private nuisance, trespass and negligence. At the time the action was dismissed by the court in Mississippi, the plaintiffs were seeking to amend their complaint to include Edison International and several affiliates of Edison International as defendants.

        Midwest Generation cannot predict whether, and to what extent, any of these decisions will be cited as precedent in other similar lawsuits or result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts as sources of remedies for these sorts of claims.

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

        For a complete discussion of market risk exposures, read this quarterly report on Form 10-Q in conjunction with Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

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

        The following table depicts the average historical market prices for energy per megawatt-hour during the first nine months of 2009 and 2008:

	24-Hour Northern Illinois Hub Historical Energy Prices(1)
	2009	2008
January	$42.10	$47.09
February	33.33	54.46
March	26.74	58.58
April	26.93	53.87
May	25.81	44.49
June	25.59	56.06
July	24.87	63.79
August	27.62	52.66
September	24.56	43.08

Nine-Month Average	$28.62	$52.68

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

        The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2009:

24-Hour Northern Illinois Hub Forward Energy Prices(1)
2009
October	$23.99
November	26.63
December	28.74
2010 Calendar "strip"(2)	$32.58
2011 Calendar "strip"(2)	$34.38

(1)
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

(2)
Market price for energy purchases for the entire calendar year, as quoted for sales into the Northern Illinois Hub.

        EMMT engages in hedging activities for the Illinois Plants to hedge the risk of future change in the price of electricity. Hedging activities are typically weighted toward on-peak periods. The following table summarizes Midwest Generation's hedge position for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub as of September 30, 2009:

	2009	2010	2011
GWh	3,574	12,638	816
Average price/MWh(1)	$55.04	$54.30	$70.61

(1)
The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions as of September 30, 2009 are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

        In addition, as of September 30, 2009, EMMT has entered into 3.7 billion cubic feet of natural gas futures contracts (equivalent to approximately 600 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Illinois Plants to hedge energy price risks during the remainder of 2009 and 2010.

        In October 2009, EMMT entered into 7,461 GWh of additional power hedges, primarily off-peak, for the Illinois Plants. The hedges were entered into to mitigate the price risk of negative margins during off-peak periods. Including the additional hedges entered into during October 2009, total hedges for 2010 are 20,099 GWh at an average price of approximately $43.70/MWh.

Capacity Price Risk

        On June 1, 2007, PJM implemented the RPM for capacity. The purpose of the RPM is to provide a long-term pricing signal for capacity resources. The RPM provides a mechanism for PJM to satisfy the region's need for generation capacity, the cost of which is allocated to load-serving entities through a locational reliability charge.

        The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases(2)
	Installed Capacity MW	Unsold Capacity(1) MW	Capacity Sold MW					Aggregate Average Price per MW-day
				MW	Price per MW-day	MW	Average Price per MW-day
October 1, 2009 to May 31, 2010	5,776	(878)	4,898	5,329	$102.04	(431)	$99.23	$102.29
June 1, 2010 to May 31, 2011	5,477	(548)	4,929	4,929	174.29	—	—	174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46

(1)
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

(2)
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

        The RPM auction capacity prices for the delivery period of June 1, 2012 to May 31, 2013 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $16.46 per MW-day was substantially lower than previous capacity prices. The decrease in forward capacity prices was attributable to a substantial increase in demand side management resources. The impact of lower capacity prices for this period will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by unavailability of competing resources and increased energy prices, which is uncertain.

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

Basis Risk

        Sales made from the Illinois Plants in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During the nine months ended September 30, 2009, transmission congestion in PJM has resulted in prices at the individual busbars of the Illinois Plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 15% and less than 1%, respectively.

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

Coal and Transportation Price Risk

        The Illinois Plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2009 for the remainder of 2009 and the following three years:

	October through December 2009	2010	2011	2012
Amount of coal under contract in millions of equivalent tons(1)	4.5	17.1	9.8	9.8

(1)
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

        Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Illinois Plants declined during 2009. The price of PRB coal decreased to $9.25 per ton at October 2, 2009 from $13 per ton at January 9, 2009, as reported by the Energy Information Administration. The 2009 decrease in PRB coal prices was due to lower demand and higher levels of inventory.

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

        Midwest Generation is subject to price risk for purchases of emission allowances required for actual emissions greater than allowances held. The market price for emission allowances may vary significantly. Based on broker's quotes and information from public sources, the spot price for annual NOx allowances was $515 per ton at September 30, 2009.

        For a discussion of environmental regulations related to emissions, refer to "Note 9—Commitments and Contingencies—Environmental Matters and Regulations" on page 95 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Derivative Instruments

        Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in electricity, capacity and fuel prices, emission allowances and transmission rights. These derivative instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts and capacity transactions. Fair value changes of each derivative instrument are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that do qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings. For further discussion of derivative instruments, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Derivative Instruments," and also refer to "Derivative Financial Instruments and Hedging Activities" in Item 7 on page 30 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008.

        Midwest Generation classifies unrealized gains and losses from derivative instruments as part of operating revenues or fuel expenses. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the third quarters of 2009 and 2008 and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Non-qualifying hedges	$(4)	$(24)	$30	$(22)
Ineffective portion of cash flow hedges	4	17	4	7

Total unrealized gains (losses)	$—	$(7)	$34	$(15)

        At September 30, 2009, unrealized gains of $27 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($2 million for the remainder of 2009, $20 million for 2010, and $5 million for 2011).

Fair Value of Derivative Instruments

        Midwest Generation adopted authoritative guidance effective January 1, 2008, which establishes a hierarchy for fair value measurements. For further discussion of fair value measurements guidance, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements."

        The fair value of outstanding derivative instruments at September 30, 2009 and December 31, 2008 was $231 million and $244 million, respectively. In assessing the fair value of Midwest Generation's derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in fair value of commodity contracts at September 30, 2009 as compared to December 31, 2008 is attributable to the settlement of contracts during the first nine months of 2009 that were entered into in 2008 at higher prices than contracts outstanding at September 30, 2009. The following table summarizes the maturities and the related fair value of Midwest Generation's commodity derivative assets and liabilities, before the impact of offsetting collateral and netting, as of September 30, 2009:

	Total Fair Value	Maturity <1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity >5 years
	(in millions)
Prices actively quoted	$5	$2	$3	$—	$—
Prices provided by external sources	224	165	59	—	—
Prices based on models and other valuation methods	2	2	—	—	—

Total	$231	$169	$62	$—	$—

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

        Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 59% of Midwest Generation's consolidated operating revenues for the nine months ended September 30, 2009. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Any losses due to a PJM member default are shared by all other members based upon a predetermined formula.

Interest Rate Risk

        Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At September 30, 2009, Midwest Generation had $275 million of borrowings outstanding which were repaid in October 2009.

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

RPM CONE

        On March 26, 2009, the FERC issued an order accepting the CONE values submitted by PJM in its February 9, 2009 filing. The FERC-accepted CONE as proposed for the May 2009 RPM auction for the 2012/2013 delivery year is higher than the previously approved CONE value. In addition, the FERC approved a proposal that would set a higher net region-wide CONE value. The FERC also accepted other RPM provisions, such as the holdback of 2.5% of the reliability requirement from the Base Residual Auction to encourage Demand Side Management which could reduce the clearing price for market capacity. Finally, the FERC RPM order directed PJM to file a proposal in September 2009 that would automate the adjustment of CONE (as compared to the existing tariff that requires a CONE evaluation and FERC filing every three years). On August 14, 2009, the FERC denied most requests for rehearing of the March 26 order but deferred action on one rehearing and granted certain requests for clarification. As directed in the March 26 order, PJM submitted its proposal to automate the adjustment of CONE on September 1, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 51 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2008. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

New Source Review Lawsuit

        On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install best available control technology at the time of the projects. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Illinois Plants. The NOV did not specify the penalties or other relief that the US EPA sought for the alleged violations. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice, along with several Chicago-based environmental action groups, had been in confidential talks designed to explore the possibility of a settlement.

        On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install best available control technology at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. By motion dated October 9, 2009, the environmental groups that had been involved in previous settlement discussions asked the court to allow them to intervene in the August 27 action. The parties have been instructed to meet and confer on the proposed intervention. Midwest Generation plans to vigorously defend against the allegations in the complaint.

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
101
Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended September 30, 2009 filed on November 6, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 6, 2009