Form 10-K
period 2009-12-31
MIDWEST GENERATION LLC
filed 2010-03-01
CIK 1134016

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission File Number 333-59348

Midwest Generation, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0868558 (I.R.S. Employer Identification No.)
235 Remington Boulevard, Suite A Bolingbrook, Illinois (Address of principal executive offices)	60440 (Zip Code)

Registrant's telephone number, including area code: (630) 771-7800

Securities registered pursuant to Section 12(b) of the Act:

None	Not Applicable
(Title of Class)	(Name of each exchange on which registered)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2009: $0. Number of units outstanding of the registrant's Membership Interests as of March 1, 2010: 100 units (all units held by an affiliate of the registrant).

        The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

ii

iii

FORWARD-LOOKING STATEMENTS

       This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Midwest Generation, include but are not limited to:

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

•
weather conditions, natural disasters and other unforeseen events;

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

•
Midwest Generation's ability to borrow funds and access the capital markets on reasonable terms;

•
operating risks, including equipment failure, availability, heat rate, output, costs of repairs and retrofits, and availability and cost of spare parts;

•
creditworthiness of suppliers and their ability to deliver goods and services under their contractual obligations to Midwest Generation or to pay damages if they fail to fulfill those obligations;

•
effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•
general political, economic and business conditions.

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

GLOSSARY

       When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ameren	Ameren Corporation
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
BART	best available retrofit technology
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EIA	Energy Information Administration
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
EWG(s)	exempt wholesale generator(s)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	flue gas desulfurization
Fitch	Fitch Ratings
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
Illinois PCB	Illinois Pollution Control Board
ISO(s)	independent system operator(s)
kV	kilovolt
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours

NAAQS	National Ambient Air Quality Standard(s)
NOV	Notice of Violation
NOX	nitrogen oxide
NSR	New Source Review
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	reliability pricing model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCR	selective catalytic reduction
SIP(s)	state implementation plan(s)
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I

ITEM 1.  BUSINESS

Overview

       Midwest Generation was formed on July 12, 1999 as a Delaware limited liability company with Edison Mission Midwest Holdings Co. as the sole owner. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison, which are referred to as the Midwest Generation plants. Midwest Generation acquired the Midwest Generation plants on December 15, 1999 for a purchase price of approximately $4.9 billion, with adjustments for changes in the book value of inventories and pro-rations related to specific items, including but not limited to taxes, rents and fees.

       As of December 31, 2009, Midwest Generation operated 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

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

       In August 2000, Midwest Generation completed a sale-leaseback transaction with respect to the Powerton and Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. In connection with this transaction, Midwest Generation facilitated the issuance of lessor debt of $1.147 billion in Pass-Through Certificates through a private placement. In 2001, these certificates were subsequently exchanged for certificates identical in all material respects, which were registered with the Securities and Exchange Commission.

Location and Available Information

       Midwest Generation's principal executive offices are located at 235 Remington Boulevard, Suite A, Bolingbrook, Illinois 60440, and its telephone number is (630) 771-7800.

       Midwest Generation's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as

amended, and are available on the Securities and Exchange Commission's internet web site at http://www.sec.gov.

       EME files separately an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Such reports are available on the Securities and Exchange Commission's internet website at http://www.sec.gov.

Description of the Industry

Electric Power Industry

       The United States electric industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. See further discussion of regulations under "Regulatory Matters—U.S. Federal Energy Regulation."

       In areas where ISOs and RTOs have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities.

       In various regional wholesale power markets, market administrators and independent market monitors have acknowledged that generators historically have not been provided adequate compensation in the energy markets to avoid the retirement of existing generation or provide adequate financial incentives to attract new investment when needed to ensure system reliability. As a result, capacity markets have emerged to provide additional financial incentives for electric capacity by compensating supply resources for the capability to supply electricity when needed, and demand resources for the electricity they avoid using. Capacity markets are expected to provide additional revenues for independent power producers.

Wholesale Markets

       Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Thus, Midwest Generation is subject to market risks related to the price of energy and capacity from the Midwest Generation plants. Power generated at the Midwest Generation plants is generally sold into PJM, an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

       PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM conducts both day-ahead and real-time energy markets. PJM's energy markets are based on locational marginal pricing, which establishes hourly prices at specific locations throughout PJM by considering a number of factors, including generator bids, load requirements, transmission congestion and transmission losses. It can also be affected by, among other things, price caps and other market rules intended to facilitate competition and discourage the exercise of market power.

       PJM requires all load-serving entities to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM also determines the amount of capacity available from each generator and operates capacity markets. PJM's capacity markets have a single market-clearing price. In June 2007, PJM implemented the RPM for capacity, under which capacity commitments are made in advance to provide a long-term pricing signal for capacity resources. The RPM is intended to provide a mechanism for PJM to meet the region's need for generation capacity, while allocating the cost to load-serving entities through a locational reliability charge. PJM also implemented marginal losses for transmission for its competitive wholesale electric market.

       Load-serving entities and generators, such as Midwest Generation, may participate in PJM's capacity markets or transact capacity sales on a bilateral basis. Sales may also be made from PJM into the MISO RTO, which includes all or parts of Illinois, Wisconsin, Indiana, Michigan, Ohio, and other states in the region.

Competition

       Midwest Generation is subject to intense competition from energy marketers, investor-owned utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. Some of Midwest Generation's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments. These companies may also have competitive advantages as a result of their scale, the location of their generation facilities, and their contractual arrangements with affiliated entities.

       Environmental regulations, particularly those that impose stringent state specific emission limits, could put Midwest Generation's coal-fired plants at a disadvantage compared with competing power plants operating in nearby states and subject only to federal emission limits. Potential future climate change regulations could also put Midwest Generation's coal-fired plants at a disadvantage compared to both power plants utilizing other fuels and utilities that may be able to recover climate change compliance costs through rate mechanisms. In addition, the ability of Midwest Generation's fossil fuel-fired plants to compete may be affected by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.

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

The Joliet Station

       The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on an approximately 467-acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the leveraged lease transaction described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the Des Plaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,036 MW. The Joliet Station burns PRB coal which is shipped by rail under a transportation contract with Union Pacific Railroad. Union Pacific uses a contractual arrangement with Canadian National Railway (CN) for delivery to Joliet Station from its West Chicago interchange with CN. Natural gas is delivered for the boilers as a startup and stabilizing fuel by Nicor Gas Company under a delivery contract.

The Powerton Station

       The Powerton Station is a 1,538 MW coal-fired station located in Pekin, Tazwell County, Illinois on an approximately 568-acre site. The Powerton Station is subject to the leveraged lease transaction described in this annual report. The site also includes an approximately 1,440-acre lake. The operating units comprising the Powerton Station are referred to as Units 5 and 6 and began operations in 1972 and 1975, respectively. The Powerton Station burns

PRB coal which is shipped by rail by Illinois and Midland Railroad Company after interchange from Union Pacific Railroad.

The Waukegan Station

       The Waukegan Station is a 689 MW coal-fired power plant located in Waukegan, Lake County, Illinois, on Lake Michigan. The Waukegan Station occupies approximately 194 acres, inclusive of the switchyard. The operating units comprising the Waukegan Station are referred to as Units 7 and 8 and began operations in 1958 and 1962, respectively. Midwest Generation shut down permanently Unit 6, representing 100 MW of capacity, on December 21, 2007. Unit 7 utilizes oil or natural gas and Unit 8 utilizes natural gas for ignition and startup. The Waukegan Station burns PRB coal, which is shipped by rail by Union Pacific Railroad.

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

       The Will County Station burns PRB coal, which is shipped by rail by Canadian National Railway after interchange from Union Pacific Railroad. The Will County Station uses fuel oil for ignition and combustion support, which is delivered by tanker truck to a 100,000 gallon on-site storage tank.

On-Site and Off-Site Peaking Facilities

       The on-site peaking units consist of Fisk and Waukegan, which were commissioned in 1968. The Fisk and Waukegan peaking units burn fuel oil. Natural gas is used by the Fisk peaking unit for ignition. Natural gas is purchased in the monthly and daily spot markets and is shipped at the seller's risk to Chicago. Peoples Gas provides delivery services, including balancing storage, to the site under tariffs approved by the Illinois Commerce Commission. Midwest Generation purchases fuel oil using a competitive bid process which is conducted annually. The oil price is tied to the Oil Price Information Service posted price (the market price) on the date of delivery. Shipments are made to the various sites by way of tanker trucks and inventory is replenished as needed by the site. Truck delivery charges are agreed-upon fixed prices.

Transmission

       Station units at Will County, Crawford, Waukegan, and Joliet Unit 6 are connected to Commonwealth Edison's 138 kV transmission systems. The Fisk Station is connected via various circuit breakers and transformers to transmission substations. The Joliet Units 7 and 8, subject to the leveraged lease transactions, and the two Powerton units deliver their power into Commonwealth Edison's 345 kV transmission system. The Midwest Generation plants are generally dispatched into the PJM market, and sales may also be made from PJM into the MISO.

Significant Customers

       In the past three fiscal years, Midwest Generation derived a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 62%, 58% and 49% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

       For the years ended December 31, 2008 and 2007, Midwest Generation derived 18% and 30%, respectively, of its consolidated operating revenues from the sale of energy, capacity and ancillary services generated to Commonwealth Edison under load requirements services contracts. By May 2009, all these contracts had expired.

Fuel Supply

       Coal is used to fuel 5,471 MW of Midwest Generation's generating capacity. The coal is purchased from several suppliers that operate mines in the Southern PRB of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 17.5 million to 19.5 million tons.

       Coal is transported under long-term transportation agreements with Union Pacific Railroad and various short-haul carriers. As of December 31, 2009, Midwest Generation leased approximately 4,000 railcars to transport the coal from the mines to the generating stations. The leases have remaining terms that range from less than one year to 10 years, with options to extend the leases or purchase some railcars. The coal is transported nearly 1,200 miles from the mines to the Midwest Generation plants.

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

Emission Allowances

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Illinois regulations implemented the federal NOx SIP Call which required, through 2008, the holding of NOx allowances to cover ozone season NOx emissions. In addition, pursuant to Illinois' implementation of the CAIR, electric generating stations are required to hold seasonal and annual NOx allowances beginning January 1, 2009. As part of the acquisition of the Midwest Generation plants, Midwest Generation obtained emission allowance rights that have been or are allocated to these facilities. Midwest Generation purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs.

 Insurance

       Midwest Generation maintains insurance policies consistent with those normally carried by companies engaged in similar business and owning similar properties. Midwest Generation's insurance program includes all-risk property insurance, including business interruption, covering real and personal property, including losses from boiler or machinery breakdowns, and the perils of earthquake and flood, subject to specific sublimits. Midwest Generation also carries general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size. No assurance can be given that Midwest Generation's insurance will be adequate to cover all losses.

Seasonality

       For a discussion of seasonality, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Regulatory Matters

General

       Midwest Generation's operations are subject to extensive regulation. Midwest Generation is subject to energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the ownership and operation of the Midwest Generation plants, and the use of electric energy, capacity and related products, including ancillary services, from those facilities. In addition, Midwest Generation is subject to the market rules, procedures, and protocols of the markets in which it participates.

U.S. Federal Energy Regulation

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

       EWGs are subject to the FPA and to the FERC's ratemaking jurisdiction thereunder, but the FERC typically grants EWGs the authority to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. On November 9, 1999, the FERC issued an order determining that, based on the facts stated in Midwest Generation's application, Midwest Generation is an EWG.

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

Reliability Standards

       The FERC has designated the North American Electric Reliability Corporation (NERC) to establish and enforce reliability standards for the bulk power system. Compliance with these standards became mandatory on June 18, 2007. Midwest Generation believes it has taken appropriate steps to be compliant with current NERC reliability standards that apply to its operations.

Transmission of Wholesale Power

       Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is subject to FERC jurisdiction pursuant to the FPA.

       The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity by, among other things, expanding the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines, thus allowing EWGs such as Midwest Generation to more effectively compete in the wholesale market.

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

Illinois Power Procurement

       The Illinois Power Agency Act regulates the procurement of power by Commonwealth Edison and the Ameren Illinois utilities for their bundled-rate customers. In June 2009, the newly created Illinois Power Agency became responsible for the administration, planning and procurement of power for Commonwealth Edison and the Ameren Illinois utilities' bundled-rate customers using a portfolio-managed approach that is to include competitively procured standard wholesale products and renewable energy resources.

       The Illinois Commerce Commission, which continues in its role of oversight and approval of the power planning and procurement for utilities' bundled retail customers, approved in January 2009 a procurement plan for 2009 that was proposed by the Illinois Power Agency. The plan, which was based on five-year demand forecasts, uses a laddered procurement strategy for the 2009-2014 period. In 2009, the Illinois Power Agency acquired through a single request for proposals roughly one third of the forecasted demand for bundled load for Commonwealth Edison and the Ameren Illinois utilities. Renewable requirements, in the first year, were purchased by way of one-year renewable energy credits; longer contracts may be included in future procurements if required by law or if approved by the Illinois Commerce Commission. In December 2009, the Illinois Power Agency's procurement plan for supply for the utilities' bundled customers for the 2010-2015 period was approved by the Illinois Commerce Commission.

Environmental Matters and Regulations

       Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions on the operation of the Midwest Generation plants. Additional information about environmental matters affecting Midwest Generation, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures." Midwest Generation continues to monitor legislative and regulatory developments and to evaluate possible strategies for compliance. If Midwest Generation were to decide not to install additional environmental control equipment and, instead, shut down a unit, an impairment analysis and possible change in the estimated remaining life would be required (which could significantly increase the annual depreciation expense). For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—

Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets—Merchant Coal-Fired Power Plants."

Climate Change

       There have been a number of efforts at both the federal and state legislative and regulatory levels to adopt or enact regulations to reduce GHG emissions. Any climate change regulation or other legal obligation that would require substantial reductions in emissions of GHGs or that would impose additional costs or charges for the emission of GHGs could significantly increase the cost of generating electricity from fossil fuels, especially coal, which could adversely affect Midwest Generation.

Federal Legislative/Regulatory Developments

       In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act. The bill, which was endorsed by Midwest Generation's ultimate parent company, Edison International, would establish a cap-and-trade system for GHG emissions commencing in 2012. Under the cap-and-trade system, a cap to reduce aggregate GHG emissions from all covered entities would be established and decline over time. Emitters of GHGs would be required to have allowances for GHG emissions during a relevant measurement period. The bill would provide for stated portions of required allowances to be allocated free of charge in declining amounts over time. Emitters of GHGs would have to purchase the remainder of their required allowances in the open market, although a portion may be provided by so-called offset credits (for alternative GHG reduction efforts). Similar legislation was introduced in the U.S. Senate in September 2009. Midwest Generation cannot predict whether legislation imposing limits on GHG emissions in the U.S. will be passed in 2010 and the timing, contents and potential effects on Midwest Generation of any legislation that may be enacted remain uncertain.

       Even if Congress does not pass legislation mandating GHG emissions reductions, regulatory developments under the CAA may also result in GHG emissions requirements that could affect Midwest Generation. In April 2007, the U.S. Supreme Court held, in Massachusetts, et al. v. Environmental Protection Agency, et al., that GHGs are "air pollutants" under the CAA and that the US EPA has a duty to determine whether GHG emissions from new motor vehicles contribute to climate change or offer a reasoned explanation for its failure to make such a determination. In response to this decision, in December 2009 the US EPA issued a finding that certain GHGs, including CO2, endanger the public health and welfare, which enables the US EPA to establish GHG emissions limits for new light-duty vehicles. It is expected that the US EPA will issue the final light-duty vehicle emissions limits in March 2010.

       The December 2009 endangerment finding, if it is upheld after litigation, will trigger future regulation of stationary sources of GHGs, such as power plants, which the US EPA plans to phase in beginning in 2011. In addition, when the regulation of GHGs from light-duty vehicles is finalized, GHG emissions will become subject to review under the CAA's PSD (construction or modification of major sources) permit program. Sources subject to a PSD review for GHGs would be required to use BACT to control GHG emissions. Because CO2 is emitted in greater quantities than other CAA-regulated pollutants, regulating it under the PSD program would cover a large number of sources. To avoid the regulatory and enforcement consequences of such an outcome, in November 2009 the US EPA proposed a regulation, known as the "GHG tailoring rule." The GHG tailoring rule would redefine the PSD program to increase the threshold emission limit of CO2 equivalents in a year from 250 tons to 25,000 metric tons. Whether or not this regulation is finalized, it is likely that Midwest Generation's facilities would be major sources for purposes of the PSD programs. However, because the current PSD proposal affects only new or modified resources, it is not expected to have an immediate effect on Midwest Generation. If Midwest Generation is required to install pollution controls in the future or otherwise modify its operations in order to reduce CO2 emissions, the impact will depend on the nature and timing of the controls to be applied, both of which remain uncertain. Midwest Generation does not believe that currently there are commercially and technically feasible, full scale methods to control GHG emissions from its plants.

       In September 2009, the US EPA issued its Final Mandatory Greenhouse Gas Reporting Rule, which will require all sources within specified categories, including electric generation facilities, to begin emissions monitoring in January 2010, and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. Midwest Generation already monitors and reports CO2 emissions through CAA requirements and voluntarily through participation in The Climate Registry.

Regional Legislative Initiatives

       There are a number of regional initiatives relating to GHG emissions. Implementing regulations for such regional initiatives are likely to vary from state to state and may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislation would preempt regional or state initiatives, because these initiatives are in varying stages of development and implementation. If state and/or regional initiatives remain in effect after federal legislation is enacted, generators could be required to satisfy them in addition to federal standards.

       Illinois is a party to the Midwestern Greenhouse Gas Reduction Accord, by which six Midwestern states and the Canadian province of Manitoba agreed to develop regional GHG emission reduction goals within one year using a multi-sector cap-and-trade program to be implemented within 30 months. In June 2009, the Midwestern Greenhouse Gas Reduction Accord Advisory Group released its recommendations for emissions reduction targets and the design of a regional cap-and-trade program. The group is also drafting a framework for the cap-and-trade program that will serve as a basis for individual state legislative or regulatory action to implement the program.

Litigation Developments

       In 2009, three courts issued decisions in cases involving the question of whether power plants and other large sources could constitute a public nuisance, making the sources potentially liable for damages or other remedies.

       In October 2009, a California federal district court dismissed the complaint that had been filed by the native Alaskan village of Kivalina and the Kivalina tribe in February 2008 against numerous defendants, including Edison International, who directly or indirectly engaged in the electric generating, oil and gas, or coal mining lines of business. Plaintiffs had alleged GHG emissions from the defendants' business activities contributed to global warming impacts that are melting the Arctic sea ice that protects the village from winter storms and that the village would soon need to be abandoned or relocated at a cost of between $95 million and $400 million. Midwest Generation was not named as a defendant in the complaint. The court dismissed the plaintiffs' federal nuisance claims stating that they were inappropriate for judicial resolution because they required policy choices that were reserved to the legislative or executive branches of the government (the "political question doctrine"). The court also held that the plaintiffs did not have standing under federal law to bring the case, in part because of the lack of connection between the defendants' conduct and the harm that plaintiffs alleged was occurring. The court also dismissed plaintiffs' state law nuisance claims, but without prejudice to those claims being re-filed in state court. The plaintiffs have appealed the dismissal order to the Ninth Circuit Court of Appeals.

       In contrast to the district court decision in Kivalina, the U.S. Court of Appeals for the Second Circuit, in September 2009, and the U.S. Court of Appeals for the Fifth Circuit, in October 2009, reversed and remanded lower court decisions that had dismissed complaints (filed in New York and Mississippi, respectively), against electric utilities and others, for injunctive relief and/or damages allegedly arising as a result of GHG emissions. These courts held that plaintiffs had standing and that their claims (sounding in various common law theories, including public nuisance in the New York case and public nuisance, private nuisance, trespass and negligence in the Mississippi case) were not barred by the political question doctrine. Neither EME nor its subsidiaries was named as a defendant in the New York case. At the time the action was dismissed by the court in Mississippi, the plaintiffs were seeking to amend their complaint to include Edison International and several affiliates of Edison International as defendants.

       Each of these differing results remains subject to appeal, rehearing, or potential review by the U.S. Supreme Court, and thus the ultimate impact of these cases remains uncertain. In addition, Midwest Generation cannot predict whether the appellate decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims.

Air Quality

       The CAA establishes a comprehensive program to protect and improve the nation's air quality by regulating certain air emissions from mobile and stationary sources. The states implement and administer many of these programs and may impose additional or more stringent requirements under the CAA scheme. The federal CAA, state clean air acts, and federal and state regulations implementing such statutes apply to the Midwest Generation plants, and have their largest impact on the operation of coal-fired plants. The federal environmental regulations require states to adopt state implementation plans for certain pollutants, known as SIPs, that are equal to or more stringent than the federal requirements. These plans detail how the state will attain the standards that are mandated by the relevant law or regulation.

       The CAA requires the US EPA to review the available scientific data for six criteria pollutants and establish a concentration level in the ambient air for those substances that is adequate to protect public health and welfare. These concentration levels are known as National Ambient Air Quality Standards, or NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter, and SO2.

       Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a SIP both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. All SIPs are submitted to the US EPA for approval. If a state fails to develop adequate plans, the US EPA will develop and implement a plan. The attainment status of areas can change, and states may be required to develop new SIPs that address these changes. Many of Midwest Generation's facilities are located in counties that have not attained NAAQS for ozone and fine particulate matter. NOx emissions from power plants impact ambient air ozone levels and SO2 emissions from power plants impact ambient air fine particulate matter levels.

       As described further below, on December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOx and SO2 emissions at the Midwest Generation plants. The agreement requires Midwest Generation to achieve air emission reductions for NOx and SO2, and those reductions should contribute to or effect compliance with various existing US EPA ambient air quality standards. It is possible that if lower ozone, particulate matter, NOx or SO2 NAAQS are finalized by US EPA in the future, Illinois may implement regulations that are more stringent than those required by Midwest Generation's existing agreement with the Illinois EPA.

Nitrogen Oxide and Sulfur Dioxide

Clean Air Interstate Rule

       The CAIR, issued by the US EPA on March 10, 2005, was intended to address ozone and fine particulate matter attainment issues by reducing regional NOx and SO2 emissions. The CAIR had mandated significant reductions in NOx and SO2 emission allowance caps under the CAA in the 28 eastern states and the District of Columbia, where compliance with the NAAQS for ozone and fine particulate matter was at issue. There is substantial uncertainty as to how the US EPA will address the deficiencies identified in 2008 decisions by the U.S. Court of Appeals for the D.C. Circuit that resulted in the remand of the CAIR to the US EPA for the issuance of a revised rule. The CAIR remains in effect until the US EPA issues a revised rule, which is currently expected to be proposed in 2010. As a result of the D.C. Circuit Court's decisions, it is unclear whether the US EPA will be able to design a cap-and-trade program for NOx and SO2 that is consistent with the CAA. It is also unclear whether existing SIPs in certain states, particularly Illinois, will be sufficient to comply with the CAA. The Midwest Generation plants may be subject to additional requirements, which could result in increased capital expenditures and operating expenses to comply with a revised CAIR or alternative regulations under the CAA. These new requirements could exceed those applicable under the CPS.

Proposed NAAQS for SO2

       In November 2009, the US EPA proposed a new one-hour NAAQS for SO2. The new standard is proposed to be between 50 and 100 parts per billion. The US EPA is required by a consent decree to take final action by June 2, 2010. The proposed rule would require states to submit SIPs in 2014, with compliance by 2017.

Illinois

       On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOx and SO2 emissions at the Midwest Generation plants. The agreement has been embodied in an Illinois rule called the CPS. All of Midwest Generation's coal-fired electric generating units are subject to the CPS. The principal emission standards and control technology requirements for NOx and SO2 under the CPS are as described below:

       NOx Emissions—Beginning in calendar year 2012 and continuing in each calendar year thereafter, Midwest Generation must comply with an annual and seasonal NOx emission rate of no more than 0.11 lbs/million Btu. In addition to these standards, Midwest Generation must install and operate SNCR equipment on Units 7 and 8 at the Crawford Station by December 31, 2015.

       SO2 Emissions—Midwest Generation must comply with an overall SO2 annual emission rate beginning with 0.44 lbs/million Btu in 2013 and decreasing annually until it reaches 0.11 lbs/million Btu in 2019 and thereafter.

       Midwest Generation has not decided upon a particular combination of retrofits to meet the required step down in emission rates and continues to review alternatives, including interim compliance solutions. The CPS also specifies that specific control technologies are to be installed on some units by specified dates. In these cases, Midwest Generation must either install the required technology by the specified deadline or shut down the unit. The CPS also requires Midwest Generation to shut down Units 1 and 2 at the Will County Station by December 31, 2010.

       During 2009, Midwest Generation conducted tests of NOx removal technology based on SNCR that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has concluded that installation of SNCR technology on multiple units will meet the NOx portion of the CPS. Capital expenditures for installation of SNCR equipment are expected to be approximately $88 million in 2010 and approximately $70 million in 2011.

       Testing of FGD technology based on dry sodium sorbent injection demonstrated significant reductions in SO2 when using the low-sulfur coal employed by Midwest Generation; however, further analysis and evaluation are required to determine the appropriate method to comply with the SO2 portion of the CPS. Use of FGD technology based on injection of dry sodium sorbent in combination with Midwest Generation's use of low-sulfur coal is expected to require substantially less capital and installation time than dry scrubber technology, but would likely result in higher ongoing operating costs than dry scrubber technology and may consequently result in lower dispatch rates and reduced competitiveness. Midwest Generation may also combine the use of dry sorbent injection technology with upgrades to its particulate removal systems to meet environmental regulations.

       Midwest Generation cannot predict what specific method of SO2 removal will be used or the total costs that will be incurred to comply with the CPS. A decision whether to proceed with the above or other approaches to compliance remains subject to further analysis and evaluation of several factors, such as market conditions, regulatory and legislative developments, and forecasted capital and operating costs. Midwest Generation could elect to shut down units when required in order to comply with the SO2 removal requirements of the CPS. Due to existing uncertainties about the factors noted above, Midwest Generation may defer final decisions about particular units as long as possible. Accordingly, final decisions on whether to install controls, the particular controls that will be installed and the resulting capital commitments may not occur for up to two years for some of the units and potentially later for others. Midwest Generation continues to evaluate various scenarios and cannot predict the extent of shutdowns and retrofits or the particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS.

Mercury

Clean Air Mercury Rule

       Until new federal standards are developed to replace the CAMR, Midwest Generation will not be able to determine whether it will be necessary to undertake mercury emission control measures beyond those required by state regulations. The CAMR was established by the US EPA as an attempt to reduce mercury emissions from existing coal-fired power plants using a cap-and-trade program. The Midwest Generation plants emit mercury and other regulated emissions. As a result of the decision by the U.S. Court of Appeals for the D.C. Circuit in February 2007 that rejected both the CAMR and the related decision by the US EPA to remove oil and coal-fired plants from the list of sources to be regulated under Section 112 of the CAA until CAMR is replaced by a new mercury rule, mercury regulation will come from state regulatory bodies. As described below, the Midwest Generation plants are already subject to significant unit-specific mercury emission reduction requirements under Illinois law.

Illinois

       Midwest Generation's compliance with the CPS supersedes the Illinois mercury regulations that would otherwise be applicable to the Midwest Generation plants. The CPS requires that, beginning in calendar year 2015, and continuing thereafter on a rolling 12-month basis, Midwest Generation must either achieve an emission standard of .008 lbs mercury/GWh gross electrical output or a minimum 90% reduction in mercury for each unit (except Unit 3 at the Will County Station, which shall be included in calendar year 2016).

       In addition to these standards, Midwest Generation was required to install and operate carbon injection equipment on all operating units. Installation of the equipment was completed in 2009. Capital expenditures relating to these controls were $42 million. Midwest Generation will also be required to install cold side electrostatic precipitator or baghouse equipment on Unit 7 at the Waukegan Station by December 31, 2013, and on Unit 3 at the Will County Station by December 31, 2015.

Ozone and Particulates

National Ambient Air Quality Standards

       In September 2006, the US EPA issued a final rule that would significantly reduce the 24-hour fine particulate standard (from 65 ug/m3 to 35 ug/m3), but in February 2009, the U.S. Court of Appeals for the D.C. Circuit remanded the annual fine particulate matter standard to the US EPA for further review.

       In March 2008, the US EPA issued a final rule revising the primary and secondary NAAQS for ozone, reducing the level of the 8-hour standard to 0.075 parts per million (ppm). In January 2010, the US EPA proposed revisions that would further lower the 8-hour primary ozone standard to a level in the range of 0.060 – 0.070 ppm and impose a cumulative, seasonal secondary standard in the range of 7 – 15 ppm-hours. Final standards are expected in August 2010. Midwest Generation believes that it is in compliance with existing standards and anticipates that any such further emission reduction obligations would not be imposed under this standard until 2014 at the earliest.

Illinois

       The Illinois SIP for 8-hour ozone was submitted to the US EPA on March 18, 2009. The SIP for fine particulates was to be submitted to the US EPA by April 5, 2008, but is currently expected to be submitted in 2010. As the fine particulate and ozone standards are finalized, as described above, Illinois may be required to implement additional emission control measures to address emissions of NOx, SO2 and volatile organic compounds.

Regional Haze

       The regional haze rules under the CAA are designed to prevent impairment of visibility in certain federally designated areas. The goal of the rules is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install BART or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze in 2005, requiring emission controls that constitute BART for industrial facilities that emit air pollutants which reduce visibility by causing or contributing to regional haze. These amendments required states to develop implementation plans to comply with BART by December 2007, to identify the facilities that will have to reduce SO2, NOx and particulate matter emissions, and then to set BART emissions limits for those facilities. Failure to do so results in a Federal Implementation Plan.

       Illinois has not submitted a SIP that addresses regional haze issues under the CAA and so, beginning on December 31, 2009, Illinois became subject to a two-year deadline after which a Federal Implementation Plan will govern related emission issues. As a result of this uncertainty and the questions surrounding the CAIR program, Midwest Generation cannot predict whether it will be required to install BART or implement other control strategies at the Midwest Generation plants, what specific measures will be required or how much they will cost.

       The CPS, discussed above in "—Nitrogen Oxide and Sulfur Dioxide—Illinois," addresses emissions reductions at BART affected sources.

New Source Review Requirements

       The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address CAA compliance issues at the nation's coal-fired power plants. The strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative NOVs to a number of power plant owners alleging NSR violations.

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that Midwest Generation and Commonwealth Edison violated various provisions of the NSR rules as well as state air regulations at the Midwest Generation plants. After attempts at settlement failed, on August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, based in part on the allegations in the NOV and alleging that construction projects undertaken prior to Midwest Generation's ownership violated various provisions of the NSR rules and Title V requirements. For further discussion, see "Legal Proceedings—New Source Review Lawsuit."

Water Quality

Clean Water Act

       Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of storm water flows from certain facilities. The Clean Water Act also regulates the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.

       In January 2007, the U.S. Court of Appeals for the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. On July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use, cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b). The Court did not review the Second Circuit's rejection of the use of restoration as compliance with Section 316(b), which means the Second Circuit decision on this issue remains valid. The US EPA is currently rewriting the rule, and it is unknown whether revised regulations will use cost-benefit analysis.

       Midwest Generation has collected data at its potentially affected plants to begin determining what corrective actions might have been needed under the previous rule. Because there are no defined compliance targets absent a new rule, Midwest Generation is reviewing a wide range of possible control technologies. Although the new rule could have a material impact on Midwest Generation's operations, until the final compliance criteria have been published, Midwest Generation cannot reasonably determine the financial impact.

       In October 2007, the Illinois EPA filed a proposed rule with the Illinois PCB that would establish more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River. The Fisk, Crawford and Will County Stations use water from the Chicago Area Waterway System and the Joliet Station uses water from the Lower Des Plaines River for cooling purposes. The rule, if implemented, is expected to affect the manner in which those stations use water for station cooling.

       The proposed rule is the subject of an administrative proceeding before the Illinois PCB and must be approved by the Illinois PCB, the Illinois Joint Committee on Administrative Rules and the US EPA. Following state adoption and approval, the US EPA also must approve the rule. Hearings began in January 2008, and are continuing in 2010. Midwest Generation is a party in those proceedings. It is not possible to predict the timing for resolution of the proceeding, the final form of the rule, or how it would impact the operation of the affected stations; however, significant capital expenditures may be required depending on the form of the final rule.

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

Coal Combustion Wastes

       US EPA regulations currently classify coal combustion wastes as solid wastes that are exempt from hazardous waste requirements. The exemption applies to fly ash, bottom ash, slag, and flue gas emission control wastes generated from the combustion of coal or other fossil fuels. The US EPA has studied coal combustion wastes extensively and in 2000 concluded that fossil fuel combustions wastes do not warrant regulation as a hazardous waste under Subtitle C of the Resource Conservation and Recovery Act. The current classification of coal combustion wastes as exempt from hazardous waste requirements enables beneficial uses of coal combustion wastes, such as for cement production and fill materials. Midwest

Generation currently provides a portion of its coal combustion wastes for beneficial uses. Midwest Generation is also examining the impact of current and proposed emission control technologies on ash quality for beneficial use.

       The US EPA is expected to publish proposed regulations relating to coal combustion waste in 2010. Additional regulation of the storage, disposal and beneficial reuse of coal combustion waste could affect the management of such wastes and could require Midwest Generation to incur additional capital and operating costs with no assurance that the additional costs could be recovered.

Employees

       At December 31, 2009, Midwest Generation employed 1,076 employees, approximately 729 of whom were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 15, AFL-CIO (Local 15), governing wages, certain benefits and working conditions. This agreement will expire on December 31, 2011. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on June 15, 2010.

ITEM 1A.  RISK FACTORS

Environmental and Regulatory Risks

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

       Midwest Generation devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Midwest Generation believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has issued an NOV and filed a lawsuit against Midwest Generation alleging violations of the CAA and certain opacity and particulate matter standards.

       The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. Environmental advocacy groups, regulatory agencies, and legislators in the United States have been focusing considerable attention on CO2 emissions from coal-fired power plants and their potential role in climate change, and the US EPA has finalized a finding that certain GHGs, including CO2, endanger the public health and welfare. The adoption of laws and regulations to implement CO2 controls could adversely affect coal-fired plants.

       Coal plant emissions of NOx, SO2, mercury and particulates are also subject to increased controls and mitigation expenses under current regulations and may be subject to new, possibly stricter, regulation in the future. The continued operation of the Midwest Generation plants is expected to require substantial capital expenditures for environmental controls.

       Future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities, could affect the costs and the manner in which Midwest Generation conducts its business. There is no assurance that Midwest Generation would be able to recover these increased costs from its customers or that its business, financial condition and results of operations would not be materially adversely affected. Changing environmental regulations could require Midwest Generation to purchase additional emission allowances or install additional pollution control technology, and could make some units uneconomical to maintain or operate. If Midwest Generation cannot comply with all applicable regulations, it could be required to retire or suspend operations at some of its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected.

       Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital or operational expenditures. Midwest Generation cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for the Midwest Generation plants.

The controls imposed on the Midwest Generation plants as a result of the CPS may require material expenditures or unit shutdowns.

       Midwest Generation has entered into an agreement with the Illinois EPA to reduce mercury, NOx and SO2 emissions at the Midwest Generation plants. The agreement has been embodied in an Illinois rule called the CPS. All of Midwest Generation's Illinois coal-fired electric generating units are subject to the CPS. Capital expenditures relating to controls contemplated by the CPS could be significant and could make some units uneconomic to maintain or operate. Midwest Generation may ultimately decide to comply with CPS requirements by shutting down units rather than making improvements. Midwest Generation is evaluating technology and unit shutdown combinations and compliance solutions to determine the economic effects of compliance with the CPS and optimal methods of compliance. For more information about the CPS requirements and Midwest Generation's plans for compliance, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide—Illinois."

Midwest Generation is subject to extensive energy industry regulation.

       Midwest Generation's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operation of generation facilities, and access to transmission. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants such as the Midwest Generation plants.

       In addition to its exposure to government regulation affecting all electric power suppliers and generating companies on a national level, Midwest Generation is especially susceptible to regulatory actions and litigation outcomes that are specific to the geographic power market in which the Midwest Generation plants are located. For example, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. In addition, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect Midwest Generation's results of operations.

       Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a plant. Midwest Generation in the course of its business must obtain and periodically renew licenses, permits and approvals for its plants. There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on Midwest Generation's business, results of operations or financial condition, nor is there any assurance that Midwest Generation will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. If Midwest Generation cannot comply with all applicable regulations, its business, results of operations and financial condition could be adversely affected.

Market Risks

Midwest Generation's operations are subject to market risks related to wholesale energy prices.

       Midwest Generation is subject to market risks related to the price of energy, capacity and ancillary services. The market prices for these products in PJM are influenced by multiple factors beyond Midwest Generation's control, which include:

•
changes in the demand for electricity or in patterns of electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs;

•
weather conditions prevailing in PJM from time to time;

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

•
transmission congestion within and to each market area and the resulting differences in prices between delivery points;

•
the ability of regional pools to pay market participants' settlement prices for energy and related products;

•
the market structure rules established for, and regulatory developments affecting, PJM, including any price limitations and other mechanisms adopted to address volatility or illiquidity in these markets or the physical stability of the system; and

•
legal and political challenges to the rules used to calculate capacity payments in the PJM market.

       In addition, unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. There is no assurance that Midwest Generation will be successful in selling energy and capacity into the markets or that the prices received for the energy and capacity will generate positive cash flow. Due to the volatility of market prices in PJM for energy and capacity during the past several years, Midwest Generation cannot predict whether sales of energy and capacity from the Midwest Generation plants will be at prices sufficient to generate cash flow necessary to meet Midwest Generation's obligations. If Midwest Generation's operations do not meet these objectives, Midwest Generation may not be able to generate enough cash to service its own debt and lease obligations, which would have a material adverse effect on Midwest Generation.

Midwest Generation's financial results can be affected by changes in fuel prices, fuel transportation cost increases, and interruptions in fuel supply.

       Midwest Generation's business is subject to changes in fuel costs, which may negatively affect its financial results and financial position by increasing the cost of producing power. Fuel costs can be influenced by many factors outside Midwest Generation's control, including weather, market liquidity, transportation inefficiencies, demand for energy commodities (both as fuel and as feedstock for manufacturing processes), natural gas, crude oil and coal production levels, natural disasters, wars, embargoes and other catastrophic events, governmental regulation and legislation, and the creditworthiness, liquidity and willingness of fuel suppliers and transporters to do business with Midwest Generation. The fuel markets can be volatile, and actual fuel prices can differ from Midwest Generation's expectations.

       Although Midwest Generation attempts to purchase fuel based on its expected requirements, it is still subject to the risks of supply interruptions, transportation cost increases, and fuel price volatility. In addition, fuel deliveries will not exactly match energy sales, due in part to the need to purchase fuel inventories in advance for reliability and dispatch requirements. The price at which Midwest Generation can sell its energy may not rise or fall at the same rate as a corresponding rise or fall in fuel costs. All of these factors may have an adverse effect on Midwest Generation's financial condition and results of operations.

Midwest Generation may not hedge market risks effectively.

       Midwest Generation is exposed to market risks through its ownership and operation of the Midwest Generation plants. These market risks include, among others, volatility arising from the timing differences associated with buying fuel, converting fuel into energy and delivering energy to a buyer. Through EMMT, Midwest Generation uses forward contracts and derivative instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity and fuel prices. However, Midwest Generation cannot provide assurance that these strategies will successfully mitigate market risks.

       Midwest Generation's hedging activities may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. Amounts hedged at any given time are not indicative of amounts that may be hedged in the future. Fluctuating commodity prices may affect Midwest Generation's financial results, either favorably or unfavorably, to the extent that assets and positions have not been hedged. In addition, Midwest Generation's risk management strategies may not be as effective as anticipated.

       The effectiveness of Midwest Generation's hedging activities may depend on the amount of credit that could be posted by EME and the amount of working capital available under Midwest Generation's working capital facility to post collateral, either in support of performance guarantees or as a cash margin. The amount of credit support that must be provided typically is based on the difference between the contract price of the commodity and its current market price. Significant movements in market prices can result in a requirement to provide cash collateral and letters of credit in very large amounts. Without adequate liquidity to meet margin and collateral requirements, Midwest Generation could be exposed to the following:

•
a reduction in the number of counterparties willing to enter into bilateral contracts, which would result in increased reliance on short-term and spot markets instead of bilateral contracts, increasing Midwest Generation's exposure to market volatility; and

•
a failure to meet a margin requirement, which could permit the counterparty to terminate the related bilateral contract early and demand immediate payment for the replacement value of the contract.

       As a result of these and other factors, Midwest Generation cannot predict the effect that risk management decisions may have on its business, operating results or financial position.

Competition could adversely affect Midwest Generation's business.

       Midwest Generation has numerous competitors in all aspects of its business, some of whom may have greater liquidity, greater access to credit and other financial resources, lower cost structures, larger staffs or more experience than Midwest Generation. Midwest Generation's competitors may be able to respond more quickly and efficiently to new laws and regulations or emerging technologies, or to devote greater resources to the operation and maintenance of their power generation facilities than Midwest Generation. Multiple participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. These factors could affect Midwest Generation's ability to compete effectively in the markets in which those entities operate.

       Newer plants owned by Midwest Generation's competitors are often more efficient than Midwest Generation's facilities and may also have lower costs of operation. Over time, the Midwest Generation plants may become obsolete in their markets, or be unable to compete with such plants.

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

       EMMT, on behalf of Midwest Generation, engages in hedging activities in order to mitigate Midwest Generation's exposure to market risk with respect to electricity sales from its generation facilities, fuel utilized by those facilities and emission allowances. EMMT generally attempts to balance its fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivative contracts are recorded on Midwest Generation's balance sheet at fair value. Some of these derivative contracts do not qualify for hedge accounting, and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, Midwest Generation's financial results will at times be volatile and subject to fluctuations in value primarily due to changes in market prices.

Financing Risks

Midwest Generation may not be able to raise capital on favorable terms, which could adversely affect its results of operation.

       Liquidity is essential to Midwest Generation's business. Midwest Generation cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected. Lack of available capital may affect Midwest Generation's ability to complete environmental improvements at the Midwest Generation plants, which could lead to the eventual shutdown of a material part of such facilities. Midwest Generation cannot provide assurance that its projected sources of capital will be available when needed or that its actual cash requirements will not be greater than expected.

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

       As of December 31, 2009, Midwest Generation had $785 million in lease financing obligations. During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. The debt service payments made by EME on the intercompany notes evidencing this loan are used by Midwest Generation to make the lease payments under the Powerton and Joliet leases. Midwest Generation's ability to meet its obligations under the leases is partially dependent on receiving payment on these intercompany notes. There is no assurance that EME will have sufficient cash flow to meet its obligations under the intercompany notes or make payments on the EME guarantees of the Powerton and Joliet leases. A default by EME in the payment of these intercompany notes would result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its lease obligations could give rise to various remedies, including the right to terminate the Powerton and Joliet leases, which would result in the loss of revenues from the Powerton and Joliet power plants and would have a material adverse effect on Midwest Generation's business, results of operations and financial condition.

Operating Risks

The Midwest Generation plants may be affected by general operating risks and hazards customary in the power generation industry. Midwest Generation may not have adequate insurance to cover all these hazards.

       The operation of power generation facilities involves many operating risks, including:

•
performance below expected levels of output, efficiency or availability;

•
interruptions in fuel supply;

•
disruptions in the transmission of electricity;

•
curtailment of operations due to transmission constraints;

•
breakdown or failure of equipment or processes;

•
shortages of equipment or spare parts;

•
imposition of new regulatory, permitting, or environmental requirements, or violations of existing requirements;

•
restrictions on emissions;

•
releases of hazardous substances to air, soil, surface water or groundwater;

•
inability to transport and dispose of coal ash at reasonable prices;

•
employee work force factors, including strikes, work stoppages or labor disputes;

•
operator/contractor error; and

•
catastrophic events such as terrorist activities, fires, tornadoes, earthquakes, explosions, floods or other similar occurrences affecting power generation facilities or the transmission and distribution infrastructure over which power is transported.

       These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of or damage to the environment, and suspension of operations. The occurrence of one or more of the events listed above could decrease or eliminate revenues generated by the Midwest Generation plants or significantly increase the costs of operating them, and could also result in Midwest Generation being named as a defendant in lawsuits asserting claims for substantial damages, potentially including environmental cleanup costs, personal injury, property damage, fines and penalties.

       Unplanned outages typically increase operation and maintenance expenditures and reduce revenues. Midwest Generation could also be required to purchase replacement power in the open market to satisfy contractual commitments. Equipment and plant warranties, guarantees, and insurance may not be sufficient or effective under all circumstances to cover lost revenues or increased expenses. A decrease or elimination in revenues generated by the facilities or an increase in the costs of operating them could decrease or eliminate funds available to meet Midwest Generation's obligations as they become due and could have a material adverse effect on Midwest Generation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

       Inapplicable.

ITEM 2.  PROPERTIES

       As of December 31, 2009, Midwest Generation owned a fee interest in the Midwest Generation plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Midwest Generation plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison. On December 30, 2004, Midwest Generation acquired additional property adjacent to the Collins Station from Commonwealth Edison in exchange for easements Midwest Generation granted to Commonwealth Edison at the Will County, Joliet and Powerton Stations.

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

Description of Properties

	Location	Leased/ Owned	Fuel	Megawatts

Operating Plant or Site
Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	532
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,036
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	689	[1]
Will County Station	Romeoville, Illinois	owned	coal	1,060	[2]
Peaking Units
Fisk	Chicago, Illinois	owned	oil/gas	197
Waukegan	Waukegan, Illinois	owned	oil/gas	108

Total				5,776

Other Plant or Site
Collins Station[3]	Grundy County, Illinois
Crawford peaker[4]	Chicago, Illinois
Joliet peaker[5]	Joliet, Illinois
Calumet peaker[5]	Chicago, Illinois
Electric Junction peaker[5]	Aurora, Illinois
Lombard peaker[5]	Lombard, Illinois
Sabrooke peaker[5]	Rockford, Illinois

[1]	The Waukegan Station is comprised of Units 7 and 8. Midwest Generation shut down permanently Waukegan Station Unit 6 (100 MW) on December 21, 2007. For further discussion, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide—Illinois."
[2]
The Will County Station is comprised of Units 1, 2, 3, and 4. Midwest Generation has agreed with the Illinois EPA to shut down permanently Will County Station Units 1 and 2 (totaling 299 MW) on or before December 31, 2010. For further discussion, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide—Illinois."
[3]	All Collins Station units ceased operations and were decommissioned on or before December 31, 2004.
[4]	Peaking units ceased operations as of April 21, 2005.
[5]	Peaking units ceased operations as of December 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

New Source Review Lawsuit

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet BACT emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

       On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging claims substantially similar to those in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or NSR permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond those required under the CPS. By order dated January 19, 2010, the court allowed a group of Chicago-based environmental action groups to intervene in the case.

       The owner participants of the Powerton and Joliet Stations have sought indemnification and defense from Midwest Generation and/or EME for costs and liabilities associated with these matters. EME responded by undertaking the indemnity obligation and defense of the claims.

       An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

ITEM 4.  RESERVED

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

       Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $200 million in 2009, $206 million in 2008 and $660 million in 2007.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

INCOME STATEMENT DATA
(in millions)

	Years Ended December 31,
	2009	2008	2007	2006	2005

Operating revenues from marketing affiliate	$1,487	$1,778	$1,579	$1,399	$1,429
Operating expenses
Fuel and plant operations	943	915	804	737	672
Depreciation and amortization	150	147	140	142	141
(Gain) on buyout of contract, (gain) loss on sale of assets and asset impairment charge	3	(16)	5	12	4
Administrative and general	21	22	22	19	20

	1,117	1,068	971	910	837

Operating income	370	710	608	489	592
Interest and other income (expense)	55	50	(122)	(83)	(93)

Income before income taxes	425	760	486	406	499
Provision for income taxes	166	283	183	159	197

Income before accounting change	259	477	303	247	302
Cumulative effect of change in accounting, net of tax[1]	—	—	—	—	(1)

Net income	$259	$477	$303	$247	$301

1
The 2005 loss from a change in accounting principle resulted from the adoption of a new accounting standard for conditional asset retirements.

BALANCE SHEET DATA
(in millions)

	As of December 31,
	2009	2008	2007	2006	2005

Assets	$5,063	$5,711	$4,912	$5,284	$5,802
Current liabilities	333	380	389	363	446
Long-term debt	—	475	—	1,326	1,499
Lease financing, net of current portion	665	785	912	1,030	1,141
Other long-term obligations	320	296	294	184	198
Member's equity	3,745	3,775	3,317	2,381	2,518

CASH FLOW DATA
(in millions)

	Years Ended December 31,
	2009	2008	2007	2006	2005

Cash provided by operating activities	$460	$545	$732	$874	$145
Cash provided by (used in) financing activities	(801)	150	(824)	(819)	(256)
Cash provided by (used in) investing activities	(72)	(110)	(14)	(8)	79

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

MANAGEMENT'S OVERVIEW

Introduction

       Midwest Generation is a Delaware limited liability company formed for the purpose of owning or leasing, making improvements to, operating and selling capacity and energy from its power production facilities. Midwest Generation is currently operating 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•
six coal-fired generating plants consisting of 5,471 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site generating peakers consisting of 305 MW.

       The energy and capacity from the Midwest Generation plants are sold under terms, including price and quantity, arranged by EMMT, an EME subsidiary engaged in the power marketing and trading business, with customers through a combination of bilateral agreements, forward energy sales and spot market sales.

Overview of 2009 Operating Performance

       Midwest Generation's net income decreased $218 million in 2009 as compared to 2008. The 2009 decrease in earnings was primarily attributable to a $408 million (pre-tax) decline in realized gross margin, partially offset by a $36 million (pre-tax) increase in unrealized gains related to hedge contracts (described in "Results of Operations—Operating Revenues") and a $37 million (pre-tax) decline in plant operations expense. Plants operations expense was lower in 2009 as compared to 2008 due in part to the deferral of plant overhaul activities. Realized gross margin was primarily affected by the following factors:

•
a 21% decline in average realized energy prices resulting from lower energy prices. Lower wholesale energy prices reduced Midwest Generation's operating revenues in 2009. The effects of the economic recession and mild weather during the summer months contributed to declines in electrical demand for the Northern Illinois location during 2009. Electrical load, calculated from data published by PJM, for this location declined 5% during 2009 compared to 2008. In addition, the price of natural gas, which often serves as the marginal fuel source in the region, declined significantly. The reduction in natural gas prices together with lower electrical demand resulted in significantly lower wholesale energy prices. The average 24-hour PJM real-time price for energy at the Northern Illinois Hub declined to $28.86/MWh during 2009 as compared to $49.01/MWh during 2008;

•
higher fuel costs primarily due to $58 million (pre-tax) of annual NOx emission allowance costs to comply with the CAIR program that began in 2009 and an increase of $23 million related to new mercury controls; and

•
partially offsetting the above, higher capacity revenue of $67 million (pre-tax) primarily due to higher capacity prices from the RPM auctions.

       In addition, earnings for 2009 were lower due to a gain of $15 million (pre-tax) recorded in the first quarter of 2008 related to the buyout of a fuel contract.

Environmental Developments

Environmental Compliance Plans and Costs

       Midwest Generation is subject to various requirements with respect to environmental compliance for the Midwest Generation plants. In 2006, Midwest Generation entered into an agreement with the Illinois EPA, which has been embodied in an Illinois rule called the CPS, to control emission of mercury, NOx and SO2 from its coal-fired plants. During 2008 and 2009, Midwest Generation installed equipment to reduce its mercury emissions. During 2009, Midwest Generation also conducted tests of NOx removal technology based on SNCR and SO2 removal using FGD technology based on dry sodium sorbent injection that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has concluded that installation of SNCR technology on multiple units will meet the NOx portion of the CPS. Capital expenditures for installation of SNCR technology are expected to be approximately $88 million in 2010 and $70 million in 2011.

       Testing of FGD technology based on injection of dry sodium sorbent demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation; however, further analysis and evaluation is required to determine the appropriate method to comply with the SO2 portion of the CPS. Use of FGD technology based on injection of dry sodium sorbent in combination with Midwest Generation's use of low-sulfur coal is expected to require substantially less capital and installation time than dry scrubber technology, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of the plants. Midwest Generation may also combine the use of dry sorbent injection technology with upgrades to its particulate removal systems to meet environmental regulations.

       Midwest Generation does not yet know what specific method of SO2 removal will be used or the total costs that will be incurred to comply with the CPS. Any decision regarding whether or not to proceed with the above or other approaches to compliance remains subject to further analysis and the evaluation of several factors, including market conditions, regulatory and legislative developments, and forecasted capital and operating costs. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, the particular controls that will be installed, and the resulting capital commitments may not occur for up to two years for some of the units and potentially further out for others. Midwest Generation could elect to shut down units when required in order to comply with the SO2 removal requirements of the CPS. Midwest Generation continues to evaluate various scenarios and cannot predict the extent of shutdowns and retrofits or the particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS.

New Source Review Lawsuit

       In August 2009, the US EPA and the State of Illinois filed a lawsuit against Midwest Generation in Illinois federal court based on claims contained in a 2007 NOV regarding alleged violations of the New Source Performance Standards of the CAA, the CAA's Title V operating permit requirements and applicable opacity and particulate matter standards. Midwest Generation is contesting such claims. The lawsuit seeks, among other things, substantial monetary penalties and an injunction requiring Midwest Generation to install controls sufficient to meet BACT emissions rates as determined by the court at all units subject to the lawsuit. See "Legal Proceedings—New Source Review Lawsuit" for further discussion. Should liability of Midwest Generation be established, remedies ordered by the court could go beyond what is required for compliance with the CPS.

Greenhouse Gas Regulation Developments

       The nature of future environmental regulation and legislation will have a substantial impact on Midwest Generation. Midwest Generation believes that resolution of current uncertainties about the future, through well-balanced and appropriately flexible regulation and legislation, is needed to support the necessary evolution of the electric industry into using cleaner, more efficient infrastructure and to attract the capital ultimately needed for this effort. Legislative, regulatory, and legal developments related to potential controls over GHG emissions in the United States are ongoing. Actions to limit or reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels. Midwest Generation may not be able to recover these costs through market prices for electricity.

       Recent significant developments include the following:

•
Legislation to regulate GHG emissions continues to be considered by Congress; however, the timing, content, and potential effects on Midwest Generation of any GHG legislation that may be enacted remain uncertain.

•
In December 2009, the US EPA issued a final finding that certain GHGs, including CO2, threaten the public health and welfare. The US EPA has issued a proposed rule, known as the "GHG tailoring rule," under which all new and major modifications of existing stationary sources emitting 25,000 metric tons of CO2 equivalents annually, including power plants, would be required to include BACT to minimize their GHG emissions. Since the current proposal affects only new or modified resources, it is not expected to have any immediate effect, if adopted, on the Midwest Generation plants, but it could affect the cost of new construction or modifications. The US EPA could also use its authority in the future to regulate existing sources of GHG emissions. If controls are required to be installed at the facilities of Midwest Generation in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

•
Three recent court cases addressed the question of whether power plants that emit GHGs constituted public nuisances that could be held liable for damages or other remedies. In one case (in which Edison International is a named defendant); a California federal district court dismissed the plaintiffs' claims. In the other two cases, federal courts of appeals permitted the suits to go forward. Each of these differing results remains subject to appeal and thus the ultimate impact of these cases remains uncertain. Midwest Generation cannot predict whether these recent decisions will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims.

RESULTS OF OPERATIONS

Summary

       The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Years Ended December 31
	2009	2008	2007

Operating Revenues (in millions)	$1,487	$1,778	$1,579

Statistics
Generation (in GWh):
Energy only contracts	28,977	26,010	22,503
Load requirements services contracts	1,333	5,090	7,458

Total	30,310	31,100	29,961

Aggregate plant performance:
Equivalent availability	85.3%	81.0%	75.8%
Capacity factor	63.3%	64.8%	60.9%
Load factor	74.2%	80.0%	80.4%
Forced outage rate	5.8%	8.3%	9.7%
Average realized price/MWh:
Energy only contracts	$41.17	$51.82	$48.79
Load requirements services contracts	$62.52	$62.64	$63.43
Capacity revenue only (in millions)	$178	$111	$27
Average realized fuel costs/MWh	$18.54	$15.49	$13.36

Statistical Definitions and Non-GAAP Disclosures

•
Generation from load requirements services contracts represents two load requirements services contracts, awarded as part of an Illinois auction, with Commonwealth Edison that commenced on January 1, 2007. One contract expired in May 2008 and the remaining contract expired in May 2009.

•
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

•
The capacity factor is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

•
The load factor is determined by dividing capacity factor by the equivalent availability factor.

•
The forced outage rate refers to unplanned maintenance outages and forced deratings.

•
The average realized price for load requirements services contracts reflects the contract price for sales to Commonwealth Edison under load requirements services contracts that include energy, capacity and ancillary services. It is determined by dividing (i) operating revenue related to the contracts by (ii) generation.

•
The average realized energy price is presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized gains (losses) and other non-energy related revenue by (ii) generation as shown in the table below. Revenue related to capacity sales are excluded from the calculation of average realized energy price.

	Years Ended December 31,
(in millions)	2009	2008	2007

Operating revenues	$1,487	$1,778	$1,579
Less:
Load requirements services contracts	(83)	(319)	(473)
Unrealized (gains) losses	(30)	6	25
Capacity and other revenues	(181)	(117)	(33)

Realized revenues	$1,193	$1,348	$1,098

Generation – energy only contracts (in GWh)	28,977	26,010	22,503
Average realized energy price/MWh	$41.17	$51.82	$48.79

•
The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel expenses. Management believes that average realized fuel costs are meaningful for investors as it reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons.

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below.

	Years Ended December 31,
(in millions)	2009	2008	2007

Fuel expenses	$547	$482	$400
Add back:
Unrealized gains	15	—	—

Realized fuel expenses	$562	$482	$400

Total generation (in GWh)	30,310	31,100	29,961
Average realized fuel costs/MWh	$18.54	$15.49	$13.36

Seasonal Disclosure

       In 2009, the seasonal fluctuations in electric demand normally occurring for the Midwest Generation plants were minimized by milder winter conditions and cooler than normal summer months. Normally, due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Midwest Generation plants vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall) further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Midwest Generation plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Revenues

       Operating revenues decreased $291 million in 2009 and increased $199 million in 2008 compared to 2007. The 2009 decrease was primarily due to lower energy revenues partially offset by higher capacity revenues and unrealized gains related to hedge contracts (described below). The decrease in energy revenues was primarily attributable to lower average realized energy prices.

       Lower wholesale energy prices reduced Midwest Generation's operating revenues in 2009. The effects of the economic recession and mild weather during the summer months contributed to declines in electrical demand for the Northern Illinois location during 2009. Electrical load, calculated from data published by PJM, for this location declined 5% during 2009 compared to 2008. In addition, the price of natural gas, which often serves as the marginal fuel source in the region, declined significantly. The reduction in natural gas prices together with lower electrical demand resulted in significantly lower wholesale energy prices. The average 24-hour PJM real-time price for energy at the Northern Illinois Hub declined to $28.86/MWh during 2009 as compared to $49.01/MWh during 2008.

       Included in operating revenues were unrealized gains (losses) of $30 million, $(6) million and $(25) million in 2009, 2008 and 2007, respectively. In 2009, unrealized gains were primarily due to hedge contracts that are not accounted for as cash flow hedges (referred to as economic hedges). In addition, $14 million was reversed from accumulated other comprehensive income and recognized in 2009 related to the power contracts with Lehman Brothers Commodity Services, Inc. In 2008, unrealized losses included a $24 million write-down of power contracts with Lehman Brothers Commodity Services, Inc. for 2009 and 2010 generation. These contracts qualified as cash flow hedges until Midwest Generation dedesignated the contracts due to non-performance risk and subsequently terminated the contracts. The change in fair value was recorded as an unrealized loss during 2008. In addition, unrealized gains (losses) included the ineffective portion of hedge contracts at the Midwest Generation plants attributable to changes in the difference between energy prices at NiHub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system) resulting from marginal losses. In 2007, unrealized losses were also attributable to energy contracts that were entered into to hedge the price risk related to projected sales of power. During 2007, power prices increased resulting in mark-to-market losses on economic hedges. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Accounting for Derivative Instruments," respectively.

Powerton Station Outage

       On December 18, 2007, Unit 6 at the Powerton Station had a duct failure resulting in a suspension of operations at this unit through February 12, 2008. Scheduled maintenance work for the spring of 2008 was accelerated to minimize the aggregate impact of the outage. The duct failure resulted in claims under Midwest Generation's property and business interruption insurance policies, which have been settled and paid. During the first quarter of 2008, $6 million related to business interruption insurance coverage was recorded primarily related to these claims reflected in interest and other income on Midwest Generation's consolidated statements of income.

Operating Expenses

       Operating expenses increased $49 million in 2009 from 2008 and $97 million in 2008 from 2007. Operating expenses consist of fuel, gain on sale of emission allowances, plant operations, (gain) on buyout of contract and (gain) loss on sale of assets, depreciation and amortization, and administrative and general. The primary changes in the components of operating expenses are discussed below.

       Fuel expenses increased $65 million in 2009 from 2008 and $82 million in 2008 from 2007. The 2009 increase was primarily attributable to $58 million of annual NOx emission allowance costs to comply with the CAIR program that began in 2009 and an increase of $23 million related to new mercury controls, partially offset by $18 million of realized and unrealized gains related to oil futures contracts that were accounted for as economic hedges. The contracts were entered into to hedge a portion of a fuel adjustment provision of a rail transportation contract. The 2008 increase in fuel expense was primarily attributable to higher contracted coal prices, higher transportation costs due to cost escalations included in contracts, and higher generation as compared to 2007. Included in fuel expenses were $63 million, $5 million and $5 million in 2009, 2008 and 2007, respectively, related to the net cost of emission allowances.

       Gain on sale of emission allowances was $1 million, $1 million and $16 million for the years ended December 31, 2009, 2008 and 2007, respectively. Midwest Generation primarily sells excess SO2 allowances. In 2009, Midwest Generation sold emission allowances to third parties, which were in higher quantities at lower prices than in 2008. Midwest Generation sold emission allowances primarily to affiliates in 2008 and 2007. In 2008, Midwest Generation sold fewer emission allowances at lower prices than in 2007. The average price Midwest Generation received for the sale of SO2 emission allowances was $84 per ton in 2009, $343 per ton in 2008 and $538 per ton in 2007.

       Plant operations expenses decreased $37 million in 2009 from 2008 and increased $14 million in 2008 from 2007. Cost containment efforts and the deferral of plant overhaul activities contributed to the decrease in 2009 costs. The 2008 increase was primarily attributable to increased planned and routine maintenance (including railcars), as well as higher costs related to forced outages as compared to 2007.

       (Gain) on buyout of contract and (gain) loss on sale of assets of $16 million for 2008 includes a $15 million gain related to the buyout of a fuel contract. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Fuel Supply Contracts."

       Depreciation and amortization expense increased $3 million in 2009 from 2008 and $7 million in 2008 from 2007. During 2007, Midwest Generation sold excess SO2 emission allowances which resulted in lower depreciation expense, thereby affecting the year over year comparisons. In addition to this factor, the 2009 and 2008 increases were attributable to an increase in assets being placed in service.

Other Income (Expense)

	Years Ended December 31,
(in millions)	2009	2008	2007

Interest and other income	5	14	6
Interest income from affiliates	112	113	115
Interest expense	(62)	(77)	(115)
Loss on early extinguishment of debt	—	—	(128)

Total other income (expense)	$55	$50	$(122)

       Interest and other income decreased $9 million in 2009 from 2008. The 2009 decrease was attributable to $2 million lower interest income due to lower cash balances in 2009, $3 million recorded to other income in 2008 for settlement of a claim related to barge traffic closed in

2005, and $3 million recorded in other income in 2009, compared to $6 million in 2008, for business interruption coverage related to insurance claims from unplanned outages.

       Interest expense decreased $15 million in 2009 from 2008 and $38 million in 2008 from 2007. The 2009 decrease was primarily due to lower interest expense related to the sale-leaseback and $6 million of interest costs in 2008 included as part of a resolution of a labor matter. The 2008 decrease was primarily due to repayment of debt in May 2007.

       Loss on early extinguishment of debt for the year ended December 31, 2007 related to the early repayment of Midwest Generation's 8.75% second priority senior secured notes due May 1, 2034.

Provision For Income Taxes

       Midwest Generation had effective income tax provision rates of 39%, 37% and 38% in 2009, 2008 and 2007, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Related-Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, to provide credit support for forward contracts entered into by EMMT. Under this agreement, Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. There were no loans provided to EMMT at December 31, 2009 and 2008. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation earned interest income of $1 million during 2008 and $2 million during 2007. Midwest Generation did not earn any interest income during 2009. The maximum amount of available credit under the agreement is $500 million.

       Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances. Midwest Generation compensates EMMT with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $2 million, $2 million and $1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Midwest Generation had receivables due from EMMT of $137 million and $143 million at December 31, 2009 and 2008, respectively.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOx allowances. All transactions were completed at market price on the date of the transaction. Midwest Generation paid $22 million, $33 million and $7 million during 2009, 2008 and 2007, respectively, for purchases of SO2 and NOx allowances, net of sales.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. The notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $112 million, $112 million and $113 million during 2009, 2008 and 2007, respectively.

Tax-Allocation Agreements

       Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent, Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). Amounts included on the balance sheet associated with this tax-allocation agreement totaled $11 million and $20 million at December 31, 2009 and 2008, respectively, included in due from affiliates.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $23 million, $26 million and $28 million for the years ended

December 31, 2009, 2008 and 2007, respectively. Midwest Generation had a net payable of $5 million at each of the years ended December 31, 2009 and 2008 related to these agreements.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       Midwest Generation EME and Midwest Generation entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2009, 2008 and 2007 were $14 million, $16 million and $13 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2009, 2008 and 2007 were $13 million, $15 million and $10 million, respectively.

       Midwest Generation had payables of $3 million and $4 million due to Midwest Generation EME at December 31, 2009 and 2008 related to these agreements.

New Accounting Guidance

       New accounting guidance is discussed in Note 1—Summary of Significant Accounting Policies—New Accounting Guidance under "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements."

Accounting for Derivative Instruments

       Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in the prices of electricity, capacity, fuel, emission allowances, and transmission rights. For derivative instruments recorded at fair value, changes in fair value are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings.

       Midwest Generation classifies unrealized gains and losses from derivative instruments as part of operating revenues or fuel expenses. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses) for the three-year period ended December 31, 2009:

	Years Ended December 31,
(in millions)	2009	2008	2007

Non-qualifying hedges	$40	$(16)	$(14)
Ineffective portion of cash flow hedges	5	10	(11)

Total unrealized gains (losses)	$45	$(6)	$(25)

       At December 31, 2009, unrealized gains of $32 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($25 million for 2010 and $7 million for 2011).

Fair Value of Derivative Instruments

       In determining the fair value of Midwest Generation's derivative positions, Midwest Generation uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Midwest Generation's derivative instruments, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements" and "—Note 3. Derivative Instruments and Risk Management," respectively.

       The fair value of outstanding commodity derivative instruments at December 31, 2009 and 2008 was $133 million and $244 million, respectively. In assessing the fair value of Midwest Generation's commodity derivative instruments, EMMT uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. The decrease in the fair value of commodity contracts at December 31, 2009 as compared to December 31, 2008 is attributable to the settlement of contracts during 2009 that were entered into in 2008 at higher prices than contracts outstanding at December 31, 2009. A 10% change in the market price of the underlying commodity at December 31, 2009 would increase or decrease the fair value of outstanding commodity derivative instruments by approximately $81 million. Since these commodity derivative instruments are economic hedges, an increase or decrease in fair value would be offset by an increase or decrease in the cash flows of the underlying asset. The change in the fair value of the derivative and the change in cash flows from the economically hedged item may not be recognized in operating revenues in the same periods.

       Level 1 derivative positions include exchange-traded derivatives. Level 2 derivative positions include derivatives whose fair value is based on forward market prices in active markets adjusted for nonperformance risks when there are no unobservable inputs that are significant to the valuation. Midwest Generation considers active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

LIQUIDITY AND CAPITAL RESOURCES

Midwest Generation's Liquidity

       At December 31, 2009, Midwest Generation had cash and cash equivalents of $237 million and Midwest Generation had a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also comprised of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

       The following table summarizes the status of Midwest Generation's working capital facility at December 31, 2009:

(in millions)	Midwest Generation

Commitment	$500
Outstanding borrowings	—
Outstanding letters of credit	(3)

Amount available	$497

Lien-backed Hedge Contracts

       Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margin. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features is in an asset position at December 31, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above. Midwest Generation received collateral deposits of $34 million from counterparties under these contracts at December 31, 2009.

Consolidated Cash Flow

       At December 31, 2009, Midwest Generation had cash and cash equivalents of $237 million, compared to $650 million at December 31, 2008. Net working capital at December 31, 2009 was $344 million, compared to $813 million at December 31, 2008. The decrease in working capital was primarily attributable to a $475 million repayment of Midwest Generation's working capital facility in 2009.

       Net cash provided by operating activities totaled $460 million, $545 million and $732 million in 2009, 2008 and 2007, respectively. The 2009 decrease in net cash provided by operating activities was largely attributable to lower net income. The 2008 decrease was primarily due to tax payments to its affiliate of $349 million in 2008 and the purchase of additional NOx emission allowances, primarily for use in 2009, partially offset by collateral deposits received under hedge contracts. In 2007, there were declines in net amounts due from affiliates, which contributed to cash provided from operating activities in 2007.

       Net cash provided by (used in) financing activities totaled $(801) million, $150 million and $(824) million in 2009, 2008 and 2007, respectively. The 2009 change was primarily due to $475 million of repayments on Midwest Generation's working capital facility in 2009, as compared to net borrowings of $475 million in 2008. The 2008 change was primarily due to net borrowings of $475 million in 2008 as compared to $56 million in 2007 and Midwest Generation's lower distributions to its parent in 2008 of $206 million as compared to $660 million in 2007. In addition, Midwest Generation paid $109 million of fees related to the early extinguishment of debt in 2007.

       Net cash used in investing activities totaled $72 million, $110 million and $14 million in 2009, 2008 and 2007, respectively. The 2009 decrease in cash used in investing activities was primarily due to lower capital expenditures. The 2008 increase in cash used in investing activities was primarily due to an increase in capital expenditures and lower sales of SO2 emission allowances.

Capital Expenditures

       The currently estimated capital expenditures for 2010 through 2012 by Midwest Generation were as follows:

(in millions)	2010	2011	2012

Plant capital expenditures	$72	$79	$10
Environmental expenditures	98	70	—

Total	$170	$149	$10

       Estimated plant capital expenditures relate to non-environmental projects such as boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear, and main power transformer replacement.

       Estimated environmental expenditures include primarily expenditures related to SNCR equipment. Additional expenditures are anticipated, however, the amounts and timing have not been determined. For more information on the current status of environmental improvements in Illinois, see "Management's Overview—Environmental Developments" and "Item 1. Business—Environmental Matters and Regulations."

Credit Facility and Other Covenants

       Midwest Generation maintains a $500 million working capital facility that matures in June 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is currently LIBOR plus 0.875%, except if average utilized commitments during a period exceed $250 million. As of December 31, 2009, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

       Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2009, the debt to capitalization ratio was 0.18 to 1.

       Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for hedging transactions related to the Midwest Generation plants entered into by EMMT. Utilization of this credit facility in support of these hedging transactions provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Midwest Generation plants. In addition, Midwest Generation may grant liens on its property in support of hedging transactions associated with the Midwest Generation plants. For additional discussion, see "Market Risk Exposures—Credit Risk."

Equity Distributions and Tax Payments

       The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

(in millions)	2009	2008	2007

Equity distributions	$200	$206	$660
Tax payments (receipts) under tax-allocation agreements	65	349	(3)

Total payments	$265	$555	$657

       In January 2010, Midwest Generation made an equity distribution payment of $30 million. Prior to 2008, Midwest Generation did not make significant payments under its tax-allocation agreements due to losses principally related to the 2004 termination of the Collins Station lease and subsequent decommissioning of the plant. Beginning in 2008, Midwest Generation's federal and state tax payments were made in accordance with the tax-allocation agreements. For additional information on the tax-allocation agreements, see "Results of Operations—Related-Party Transactions—Tax-Allocation Agreements."

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

Credit Ratings

Overview

       Credit ratings for Midwest Generation, EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

Midwest Generation[1]	Ba1	BB-	BBB-
EME[2]	B2	B	BB-
EMMT	Not Rated	B	Not Rated

1
First priority senior secured rating.

2
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

Credit Rating of EMMT

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants.

       EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of December 31, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

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

Contractual Obligations, Commercial Commitments and Contingencies

       Midwest Generation has contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes Midwest Generation's significant consolidated contractual obligations as of December 31, 2009:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Lease financing[1]	$1,111	$170	$302	$302	$337
Operating lease obligations[2]	91	17	27	24	23
Purchase obligations:[2]
Capital improvements	52	52	—	—	—
Calumet Energy Team contract	5	4	1	—	—
Fuel supply contracts	453	196	257	—	—
Coal transportation	362	230	132	—	—
Other contractual obligations	145	44	86	15	—
Employee benefit plan contribution[3]	18	18	—	—	—

Total Contractual Obligations[4]	$2,237	$731	$805	$341	$360

[1]	Amount represents lease payments related to the Powerton-Joliet sale-leaseback transaction and includes interest payments over the life of the lease. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[2]	For additional details, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
[3]
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2010 are not available. For more information, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."
[4]
The contractual obligations table does not include derivative obligations and AROs, which are discussed in "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Derivative Instruments and Risk Management," and "—Note 5. Property, Plant and Equipment," respectively.

Contingencies

       Midwest Generation's significant contingencies related to the NSR lawsuit, environmental remediation and environmental developments are discussed in "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

Off-Balance Sheet Transactions

       Midwest Generation has off-balance sheet activities related to operating leases in place for equipment, primarily leased railcars, with termination option dates in various years through 2019. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments."

Environmental Matters and Regulations

       For a discussion of environmental matters and regulations, see "Item 1. Business."

MARKET RISK EXPOSURES

Introduction

       Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from fluctuations in prices of electricity, capacity, fuel, emission allowances, and transmission rights. Additionally, Midwest Generation's financial results can be affected by fluctuations in interest rates. Midwest Generation manages these risks in part by using derivative instruments in accordance with established policies and procedures.

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

       Midwest Generation's operations create exposure to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Midwest Generation's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

       In addition to prevailing market prices, Midwest Generation's ability to derive profits from the sale of electricity will be affected by the cost of production, including costs incurred to comply with environmental regulations. The costs of production of the units vary and, accordingly, depending on market conditions, the amount of generation that will be sold from the units may vary.

       EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Midwest Generation's overall market risk exposure and earnings volatility with respect to hedge positions at the Midwest Generation plants. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers volumetric exposure limits.

Energy Price Risk

       Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation are generally entered into at the Northern Illinois Hub or the AEP/Dayton Hub, both in PJM. These trading hubs have been the most liquid locations for hedging purposes. See "—Basis Risk" below for further discussion.

       The following table depicts the average historical market prices for energy per megawatt-hour during the past three years:

	24-Hour Average Historical Market Prices[1]
	2009	2008	2007

Northern Illinois Hub	$28.86	$49.01	$45.53

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

       The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at December 31, 2009:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2010 calendar "strip"[2]	$33.87
2011 calendar "strip"[2]	$34.73

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.
[2]	Market price for energy purchases for the entire calendar year.

       Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.

       EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts entered into at both the Northern Illinois Hub and

AEP/Dayton Hub as of December 31, 2009 for electricity expected to be generated in 2010 and 2011:

	2010	2011

MWh (in thousands)	19,717	1,428
Average price/MWh[1]	$42.66	$59.64

[1]	The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

       In addition, as of December 31, 2009, EMMT has entered into 3.3 billion cubic feet of natural gas futures contracts (equivalent to approximately 557 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an average price of $38.40/MWh.

Capacity Price Risk

       On June 1, 2007, PJM implemented the RPM for capacity. Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for capacity resources. The RPM is intended to provide a mechanism for PJM to meet the region's need for generation capacity, while allocating the cost to load-serving entities through a locational reliability charge.

       The following table summarizes the status of capacity sales for Midwest Generation at December 31, 2009:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

January 1, 2010 to May 31, 2010	5,776	(878)	4,898	5,329	$102.04	(431)	$99.23	$102.29
June 1, 2010 to May 31, 2011	5,477	(548)	4,929	4,929	$174.29	—	—	174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	$110.00	400	85.00	107.99
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	$16.46	—	—	16.46

1
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

2
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

       The RPM auction capacity prices for the delivery period of June 1, 2012 to May 31, 2013 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $16.46 per MW-day was substantially lower than previous capacity prices. The decrease in forward capacity prices was attributable to a substantial increase in demand side management resources. The impact of lower capacity prices for this period will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices, which is uncertain.

       Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Midwest Generation has an opportunity to capture a higher value associated with those markets. Under PJM's RPM system, the market price for capacity is generally determined by aggregate market-based supply conditions and an administratively set aggregate demand curve. Among the factors influencing the supply of capacity in any particular market are plant forced outage rates, plant closings, plant delistings (due to plants being removed as capacity resources and/or to export capacity to other markets), capacity imports from other markets, demand side management activities and the cost of new entry.

Basis Risk

       Sales made from the Midwest Generation plants in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2009, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 14% and less than 1%, respectively, compared to 10% and 2%, respectively, during 2008.

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

Coal and Transportation Price Risk

       The Midwest Generation plants purchase coal primarily obtained from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at December 31, 2009 for the following three years:

	2010	2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons[1,2]	17.3	9.8	9.8

[1]	The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
[2]	In January and February 2010, Midwest Generation entered into additional contractual agreements for the purchase of 1 million tons for 2010 and 2 million tons for 2011.

       Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants declined during 2009 from 2008 year-end prices and increased during 2008 from 2007 year-end prices. The price of PRB coal fluctuated between $8.25 per ton and $13 per ton during 2009, with a price of $9.25 per ton at December 31, 2009, as reported by the EIA. The 2009 decrease in PRB coal prices was due to lower demand and higher levels of inventory. In 2008, the price of PRB coal fluctuated between $11 per ton to $14.50 per ton, with a price of $13 per ton at January 9, 2009, as reported by the EIA. In 2007, the price of PRB coal ranged from $8.35 per ton to $11.50 per ton, which was the price per ton at December 21, 2007, as reported by the EIA.

       Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. Midwest Generation is exposed to price risk related to higher transportation rates after the expiration of its existing transportation contracts. Current transportation rates for PRB coal are higher than the existing rates under contract (transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants).

       Based on Midwest Generation's anticipated coal requirements in 2010 in excess of the amount under contract, Midwest Generation expects that a 10% change in the price of coal at December 31, 2009 would increase or decrease pre-tax income in 2010 by approximately $2 million.

Emission Allowances Price Risk

       The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the CAIR, electric generating stations also are required to hold seasonal and annual NOx allowances beginning January 1, 2009. As part of the acquisition of the Midwest Generation plants, Midwest Generation obtained emission allowance rights that have been or are allocated to these facilities. Midwest Generation purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. For further discussion of the CAIR, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide."

       In the event that actual emissions required are greater than allowances held, Midwest Generation is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of annual NOx allowances was $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for annual NOx allowances was $665 per ton at December 31, 2009.

       Based on Midwest Generation's anticipated annual and seasonal NOx requirements for 2010 beyond those allowances already purchased, Midwest Generation expects that a 10% change in the price of annual and seasonal NOx emission allowances at December 31, 2009 would increase or decrease pre-tax income in 2010 by approximately $0.7 million.

Credit Risk

       In conducting Midwest Generation's hedging activities, EMMT enters into transactions with utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with market price changes occurring since the original contract was executed if the nonperforming counterparty were unable to pay the resulting damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

       The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Midwest Generation plants. For further discussion, see "Results of Operations—Related-Party Transactions—EMMT Agreements."

       To manage credit risk, EMMT evaluates the risk of potential defaults by counterparties. Credit risk is measured as the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

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

       Coal for the Midwest Generation plants is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Midwest Generation plants do not currently have an investment grade credit rating and, accordingly, Midwest Generation may have limited recourse to collect damages in the event of default by a supplier. Midwest Generation seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers.

       Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 62% of Midwest Generation's consolidated operating revenues for the year ended December 31, 2009. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

Interest Rate Risk

       Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At December 31, 2009, Midwest Generation had no borrowings outstanding.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Introduction

       The accounting policies described below are considered critical to obtaining an understanding of Midwest Generation's consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing Midwest Generation's consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or if different estimates that could have been selected had been used could have a material impact on Midwest Generation's results of operations or financial position.

Derivatives

       Nature of Estimates Required.    Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal sales and purchases exception applies or whether individual transactions qualify for hedge accounting treatment. Certain of Midwest Generation's long-term power sales and fuel supply agreements related to its generation activities either: (1) do not meet the definition of a derivative, or (2) qualify as normal purchases and sales and are, therefore, recorded on an accrual basis.

       Midwest Generation uses derivative instruments for hedging activities for non-trading purposes. Derivative instruments are mainly utilized by Midwest Generation to manage exposure to changes in electricity and fuel prices and interest rates. Derivative commodity instruments include forward sales transactions entered into on a bilateral basis with third parties, futures contracts, full requirements services contracts or load requirements services contracts, and capacity transactions. Midwest Generation follows authoritative guidance on derivatives and hedging, which requires derivative instruments to be recorded at fair value unless an exception applies. Authoritative guidance also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

       Derivative assets include open derivative positions recorded at fair value, including cash flow hedges, that are "in-the-money" and the present value of net amounts receivable from structured transactions. Derivative liabilities include open derivative positions, including cash flow hedges, that are "out-of-the-money." Where Midwest Generation enters into master agreements and other arrangements in conducting hedging activities with a right of setoff in the event of bankruptcy or default by the counterparty, these types of transactions are reported net on the balance sheet.

       Key Assumptions and Approach Used.    Midwest Generation determines the fair value of its derivatives based on forward market prices in active markets adjusted for nonperformance risk. If quoted market prices are not available, internally developed models are used to determine the fair value. When actual market prices, or relevant observable inputs are not available, it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. In assessing nonperformance risks, Midwest Generation reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance.

       In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. For further information, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements."

       Effect if Different Assumptions Used.    As described above, fair value is determined using a combination of market information or observable data and unobservable inputs which reflect management's assumptions. Changes in observable data would impact results. In addition, unobservable inputs could have an impact on results. Fair value for Level 3 derivatives is derived using observable and unobservable inputs. As of December 31, 2009, Level 3 derivatives had a net fair value of $3 million. While it is difficult to determine the impact of a change in any one input, if the fair value of Level 3 derivatives were increased or decreased by 10%, the impact would be immaterial.

       For Midwest Generation's derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect Midwest Generation's results of operations. For further sensitivities in Midwest Generation's assumptions used to calculate fair value, see "Results of Operations—Fair Value of Derivative Instruments." For further information on derivative instruments, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Derivative Instruments and Risk Management."

Impairment of Long-Lived Assets

       Nature of Estimates Required.    Midwest Generation evaluates its long-lived assets, including intangible assets, for impairment in accordance with applicable authoritative guidance. The amount of the impairment charges, if applicable, are calculated as the excess of the asset's carrying value over its fair value, which represents the discounted expected future cash flows attributable to the asset or, in the case of assets expected to be sold, at fair value less costs to sell. Authoritative guidance requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized on the financial statements. Midwest Generation evaluates its long-lived assets for impairment whenever indicators of impairment exist or when Midwest Generation commits to sell the asset. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

       Key Assumptions and Approach Used.    The assessment of impairment requires significant management judgment to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that Midwest Generation considers important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. The determination of fair value requires management to apply judgment in: (1) estimating future prices of energy and capacity in wholesale energy markets and fuel prices that are susceptible to significant change, (2) environmental and maintenance expenditures, and (3) the time period due to the length of the estimated remaining useful lives.

       Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change materially if different estimates and assumptions were used to determine the amounts or timing of future revenues, environmental compliance costs or operating expenditures. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, Midwest Generation may be exposed to additional losses that could be material to Midwest Generation's results of operations.

Merchant Coal-Fired Power Plants

       Weak commodity prices and heightened public policy pressure on coal generation have resulted in continuing uncertainties for merchant coal-fired power plants similar to Midwest Generation's, which may require significant capital and increased operating costs to meet environmental requirements. Management has reviewed long-term cash flow forecasts that included assumptions about future electricity and fuel prices, future capacity payments under the PJM RPM, and future capital expenditure requirements under different scenarios. Assumptions included in the long-term cash flow forecasts included:

•
Observable market prices for electricity and fuel to the extent available and long-term prices developed based on a fundamental price model;

•
Long-term capacity prices based on the assumption that the PJM RPM capacity market would continue consistent with its current structure, with expected increases in revenue as a result of declines in reserve margins beyond the price of the latest auctions; and

•
Multiple plans for compliance with environmental regulations.

       If commodity prices do not increase consistent with the fundamental forecast or if Midwest Generation decides not to install additional environmental control equipment and, instead, shuts down one or more coal-fired power plants, the forecasted cash flow would be less than expected. If the undiscounted expected cash flow measured at a plant level were less than the net book value of the asset group, an impairment charge would be recognized. The amount of an impairment charge would be calculated as the excess of the net book value of the asset group over its fair value, which generally represents the discounted future cash flows attributable to the asset group.

       If Midwest Generation decides to implement an environmental compliance plan that results in shutting down one or more coal-fired power plants or results in a shorter useful life, in addition to preparing an impairment analysis and possibly recording a related impairment of the plant, the remaining useful life of the plant would need to be adjusted to reflect the revised shorter life. The impact on annual depreciation could be significant.

       Midwest Generation includes allocated acquired emission allowances as part of each power plant asset group. Midwest Generation's unit of account is at the plant level and, accordingly, the closure of a unit at a multi-unit site would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant.

Accounting for Contingencies, Guarantees and Indemnities

       Nature of Estimates Required.    Midwest Generation records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. When a guarantee or indemnification subject to authoritative guidance is entered into, Midwest Generation records a liability for the estimated fair value of the underlying guarantee or indemnification. Gain contingencies are recognized in the financial statements when they are realized.

       Key Assumptions and Approach Used.    The determination of a reserve for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is a reasonable possibility, Midwest Generation may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. Midwest Generation provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Some guarantees and indemnifications could have a significant financial impact under certain circumstances, and management also considers the probability of such circumstances occurring when estimating the fair value.

       Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation Company LLC for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. The estimated liability is based on studies that estimate future losses based on claims experience and other available information. In calculating future losses, various assumptions were made, including, but not limited to, the settlement of future claims under the supplemental agreement, the distribution of exposure sites and that the filing date of asbestos claims will not be after 2044. At December 31, 2009, Midwest Generation had recorded a liability of $50 million related to this contract indemnity.

       Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. In addition, for guarantees and indemnities actual results may differ from the amounts recorded and disclosed and could have a significant impact on Midwest Generation's consolidated financial statements. For a discussion of contingencies, guarantees and indemnities, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Guarantees and Indemnities," "—Contingencies" and "Item 1. Business—Environmental Matters and Regulations."

Income Taxes

       Nature of Estimates Required.    As part of the process of preparing its consolidated financial statements, Midwest Generation is required to estimate its income taxes for each jurisdiction in which it operates. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's consolidated balance sheet.

       Midwest Generation takes certain tax positions it believes are applied in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the Internal Revenue Service, state tax authorities and the courts. Midwest Generation determines its uncertain tax positions in accordance with the authoritative guidance.

       Key Assumptions and Approach Used.    Accounting for tax obligations requires management judgment. Management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing its uncertain tax positions, Midwest Generation considers, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Management evaluates uncertain tax positions at the end of each reporting period and makes adjustments when warranted based on changes in fact or law.

       Effect if Different Assumptions Used.    Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Midwest Generation continues to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. A tax liability has been recorded with respect to tax positions in which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded and the related filing position is no longer subject to review. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Income Taxes."

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

Management's Report on Internal Control over Financial Reporting

       Midwest Generation's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Midwest Generation. Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, Midwest Generation's management conducted an evaluation of the effectiveness of Midwest Generation's internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Midwest Generation's management concluded that Midwest Generation's internal controls over financial reporting was effective as of December 31, 2009.

 Internal Control over Financial Reporting

       There were no changes in Midwest Generation's internal controls over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

       None.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of the Form 10-K present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for fair value measurement and disclosure accounting principles as of January 1, 2008.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 1, 2010

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2009	2008	2007

Operating Revenues from Marketing Affiliate	$1,487	$1,778	$1,579
Operating Expenses
Fuel	547	482	400
Gain on sale of emission allowances	(1)	(1)	(16)
Plant operations	397	434	420
Depreciation and amortization	150	147	140
(Gain) on buyout of contract and (gain) loss on sale of assets (Note 9)	3	(16)	5
Administrative and general	21	22	22

Total operating expenses	1,117	1,068	971

Operating income	370	710	608

Other Income (Expense)
Interest and other income	117	127	121
Interest expense	(62)	(77)	(115)
Loss on early extinguishment of debt	—	—	(128)

Total other income (expense)	55	50	(122)

Income before income taxes	425	760	486
Provision for income taxes	166	283	183

Net Income	$259	$477	$303

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$237	$650
Due from affiliates	137	163
Fuel inventory	74	81
Spare parts inventory	34	29
Interest receivable from affiliate	55	56
Derivative assets	98	140
Intangible assets	11	52
Other current assets	31	22

Total current assets	677	1,193

Property, Plant and Equipment	4,394	4,320
Less accumulated depreciation and amortization	1,392	1,242

Net property, plant and equipment	3,002	3,078

Notes receivable from affiliate	1,348	1,352
Long-term derivative assets	24	73
Other assets	12	15

Total Assets	$5,063	$5,711

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$39	$44
Book overdrafts	4	4
Accrued liabilities	62	78
Due to affiliates	20	10
Interest payable	26	31
Derivative liabilities	19	17
Deferred taxes	43	70
Current portion of lease financing	120	126

Total current liabilities	333	380

Lease financing, net of current portion	665	785
Long-term obligations, net of current portion	—	475
Deferred taxes	167	119
Long-term derivative liabilities	4	11
Benefit plans and other long-term liabilities	149	166

Total Liabilities	1,318	1,936

Commitments and Contingencies (Note 9)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	180	121
Accumulated other comprehensive income	54	143

Total Member's Equity	3,745	3,775

Total Liabilities and Member's Equity	$5,063	$5,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(in millions)

	Membership Interests	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Member's Equity

Balance at December 31, 2006	$—	$2,862	$(529)	$48	$2,381
Equity contribution	—	1,385	—	—	1,385
Net income	—	—	303	—	303
Other comprehensive loss	—	—	—	(92)	(92)
Cash distribution to parent	—	(660)	—	—	(660)

Balance at December 31, 2007	—	3,587	(226)	(44)	3,317
Net income	—	—	477	—	477
Other comprehensive income	—	—	—	187	187
Cash distribution to parent	—	(76)	(130)	—	(206)

Balance at December 31, 2008	—	3,511	121	143	3,775
Net income	—	—	259	—	259
Other comprehensive loss	—	—	—	(89)	(89)
Cash distribution to parent	—	—	(200)	—	(200)

Balance at December 31, 2009	$—	$3,511	$180	$54	$3,745

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2009	2008	2007

Net Income	$259	$477	$303
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax	—	(1)	—
Net gain (loss) adjustment, net of tax expense (benefit) of $4, $(13) and $4 for 2009, 2008 and 2007, respectively	6	(21)	6
Amortization of net loss included in expense, net of tax	1	—	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $27, $93 and $(75) for 2009, 2008 and 2007, respectively	39	146	(119)
Reclassification adjustments included in net income, net of income tax expense (benefit) of $88, $(40) and $(13) for 2009, 2008 and 2007, respectively	(135)	63	21

Other comprehensive income (loss)	(89)	187	(92)

Comprehensive Income	$170	$664	$211

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2009	2008	2007

Cash Flows From Operating Activities
Net income	$259	$477	$303
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	153	151	147
(Gain) on buyout of contract and (gain) loss on sale of assets	3	(16)	5
Gain on sale of emission allowances	(1)	(1)	(16)
Deferred taxes	76	20	29
Loss on early extinguishment of debt	—	—	128
Decrease (increase) in due to/from affiliates	37	(128)	161
Decrease (increase) in inventory	2	(18)	(7)
Decrease (increase) in loans to affiliate for margin deposits	—	54	(10)
Increase in other current assets	(9)	(10)	(4)
Increase in other assets	—	—	(1)
Decrease (increase) in intangible assets	41	(30)	(22)
Increase (decrease) in accounts payable and other current liabilities	(21)	—	30
Decrease in interest payable	(5)	(3)	(23)
Decrease in other liabilities	(5)	(16)	(13)
Decrease (increase) in derivative assets and liabilities	(70)	65	25

Net cash provided by operating activities	460	545	732

Cash Flows From Financing Activities
Borrowings on long-term debt	—	700	230
Repayments of long-term debt	(475)	(225)	(1,559)
Capital contributions from parent	—	—	1,385
Cash distributions to parent	(200)	(206)	(660)
Repayment of capital lease obligation	(126)	(119)	(111)
Premium paid on extinguishment of debt and financing costs	—	—	(109)

Net cash provided by (used in) financing activities	(801)	150	(824)

Cash Flows From Investing Activities
Capital expenditures	(78)	(116)	(40)
Proceeds from sale of assets	—	1	1
Proceeds from sale of emission allowances	1	2	21
Decrease (increase) in restricted deposits	1	(1)	1
Repayment of loan to affiliate	4	4	3

Net cash used in investing activities	(72)	(110)	(14)

Net increase (decrease) in cash and cash equivalents	(413)	585	(106)
Cash and cash equivalents at beginning of period	650	65	171

Cash and cash equivalents at end of period	$237	$650	$65

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

       Midwest Generation is a wholly owned subsidiary of Edison Mission Midwest Holdings Co., which is an indirect wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Midwest Generation is a Delaware limited liability company formed on July 12, 1999 by the issuance of 100% of its membership interests to Edison Mission Midwest Holdings Co. for one hundred dollars. The amount outstanding for the membership interests is not reflected on the face of the Balance Sheet due to rounding to the nearest million. Midwest Generation was formed for the purpose of obtaining financing and acquiring, owning or leasing and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Midwest Generation plants, for the purpose of producing electric energy.

       As of December 31, 2009, Midwest Generation operated 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

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

Basis of Presentation

       The consolidated financial statements include the accounts of Midwest Generation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

       Midwest Generation has performed an evaluation of subsequent events through the date the financial statements were issued.

Cash Equivalents

       Cash equivalents include money market funds totaling $237 million and $650 million at December 31, 2009 and 2008, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Deferred Financing Costs

       Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense using a method that approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs at December 31, 2009 and 2008 amounted to $3 million and $2 million, respectively. Amortization of deferred financing costs charged to interest expense was $1 million, $1 million and $3 million in 2009, 2008 and 2007, respectively.

Derivative Instruments

       Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). Midwest Generation is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as a normal sale and purchase. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that Midwest Generation formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

       The accounting guidance for cash flow hedges provides that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings. Derivative and hedging accounting policies are discussed further in Note 3—Derivative Instruments and Risk Management.

Impairment of Long-Lived Assets

       Midwest Generation evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset exceeds the amount of the expected future cash flows, undiscounted and without interest charges, then an impairment loss is recognized.

Income Taxes

       Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. The amount on the balance sheet associated with this tax-allocation agreement totaled $11 million at December 31, 2009 included in due to affiliates and $20 million at December 31, 2008 included in due from affiliates.

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

Intangible Assets

       Intangible assets consist of emission allowances purchased by Midwest Generation. These emission allowances are stated at weighted average cost. Emission allowances do not have a pre-determined contractual term or expiration date. Acquired intangible assets with indefinite lives are not amortized; rather they are tested at least annually for impairment or when events or changes in circumstances indicate that the asset might be impaired. Intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Inventory

       Inventory consists of spare parts, coal, fuel oil, and other raw materials and is stated at the lower of weighted average cost or market.

New Accounting Guidance

Accounting Guidance Adopted in 2009

General Principles

       The FASB issued an accounting standard establishing the FASB Accounting Standards Codification (Codification) as the source of authoritative, nongovernmental U.S. GAAP superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Following this action, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, the FASB issue Accounting Standards Updates. Two levels of U.S. GAAP will exist: authoritative and non-authoritative. The Codification is not intended to change

U.S. GAAP or guidance issued by the U.S. Securities and Exchange Commission. Midwest Generation adopted the Codification effective July 1, 2009.

Subsequent Events

       The FASB issued authoritative guidance that sets forth the period subsequent to the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize these events or transactions; and the disclosures that an entity should make. Midwest Generation adopted this guidance effective April 1, 2009. Midwest Generation also adopted revised disclosure requirements prescribed by an accounting standards update issued in February 2010. The adoption had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Fair Value Measurements and Disclosures

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

       The FASB issued authoritative guidance requiring disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. Midwest Generation adopted this guidance effective April 1, 2009. Since this guidance impacted disclosures only, the adoption did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

       Effective January 1, 2009, Midwest Generation adopted authoritative guidance on nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption had no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Compensation—Retirement Benefits

       The FASB issued authoritative guidance requiring additional postretirement benefit plan asset disclosures by employers about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. Midwest Generation adopted this guidance effective December 31, 2009. Since this guidance impacted disclosures only, the adoption did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Derivatives and Hedging

       The FASB issued authoritative guidance requiring additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Midwest Generation adopted this guidance effective January 1, 2009. Since this guidance impacted disclosures only, the adoption did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Intangibles—Goodwill and Other

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

Accounting Guidance Not Yet Adopted

Fair Value Measurements and Disclosures

       In January 2010, the FASB issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. New requirements include the separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. In addition, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The update clarified existing disclosure requirements for the level of disaggregation and inputs and valuations techniques. This guidance is effective January 1, 2010, except for the requirement to provide gross Level 3 activity, which will be effective January 1, 2011. Since the guidance impacts disclosures only, the adoption will have no impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Gains and losses from the sale of assets are recognized at the time of the transaction. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives:

Power plant facilities	3 to 30 years
Emission allowances	25 to 33.75 years
Equipment, furniture and fixtures	3 to 7 years
Plant and equipment under lease financing	30 to 33.75 years

       The remaining estimated useful life or lease term at December 31, 2009 for the Midwest Generation plants with respect to its coal-fired plants is as follows:

Crawford Station	15 years
Fisk Station	15 years
Joliet Unit 6	20 years
Joliet Units 7 and 8[1]	21 years
Powerton Station[1]	24 years
Waukegan Station	15 years
Will County Station	20 years

[1]	Represents leased facilities. The leases may be renewed based on criteria outlined in their respective agreements.

       Power plant facilities are assigned estimated useful lives based on the anticipated life of the facility. The estimated life of an individual facility could be impacted by decisions related to the installation of environmental remediation equipment. If environmental compliance equipment is not installed, the useful life of the facility may be shortened.

       As part of the acquisition of the Midwest Generation plants, Midwest Generation acquired emission allowances under the US EPA's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, Midwest Generation intends to use substantially all the emission allowances in the normal course of its business to generate electricity. Accordingly, Midwest Generation has classified emission allowances expected to be used to generate power as part of property, plant and equipment.

Repairs and Maintenance

       Certain major pieces of Midwest Generation's equipment require repairs and maintenance on a periodic basis. These costs, including major maintenance costs, are expensed as incurred.

Restricted Deposits

       Certain cash balances are restricted to provide collateral for fuel suppliers. The total restricted deposits included in other assets on Midwest Generation's consolidated balance sheet, composed entirely of collateral reserves, was $3 million and $4 million at December 31, 2009 and 2008, respectively.

Revenue Recognition

       Midwest Generation records revenue and related costs as electricity is generated or services are provided unless the transaction is accounted for as a derivative and does not qualify for the normal sales and purchases exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assumes the risks and rewards of ownership. Midwest Generation records settlement of non-trading physical forward contracts on a gross basis. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues on the accompanying consolidated income statements. Risks managed include commodity price risk associated with fuel purchases and power sales.

Note 2. Fair Value Measurements

       Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value for a liability should reflect the entity's nonperformance risk. Fair value is determined using a hierarchy to prioritize inputs to valuation models. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

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

       Financial transmission rights and over-the-counter derivatives that trade infrequently at illiquid locations are classified as Level 3. For illiquid financial transmission rights, EMMT reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EMMT concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

       Derivatives with counterparties that have significant nonperformance risks are classified as Level 3. In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $0.5 million and $3 million at December 31, 2009 and 2008, respectively.

       Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices (unadjusted) in active markets.

       The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy as of December 31, 2009 and 2008:

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$237	$—	$—	$—	$237
Derivative contracts	18	134	3	(33)	122
Liabilities at Fair Value
Derivative contracts	$—	$(22)	$—	$(1)	$(23)

	As of December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$650	$—	$—	$—	$650
Derivative contracts	—	264	2	(53)	213
Liabilities at Fair Value
Derivative contracts	$—	$(21)	$(1)	$(6)	$(28)

[1]	Included in cash and cash equivalents on Midwest Generation's consolidated balance sheet.
[2]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

       The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net for the period ended December 31, 2009 and 2008:

(in millions)	2009	2008

Fair value of derivative contracts, net at beginning of periods	$1	$3
Total realized/unrealized gains (losses):
Included in earnings[1]	24	27
Included in accumulated other comprehensive income (loss)	3	(2)
Purchases and settlements, net	(24)	(29)
Transfers in or out of Level 3	(1)	2

Fair value of derivative contracts, net at December 31	$3	$1

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at December 31[1]	$2	$1

1
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Long-term Obligations

       The carrying amounts and fair values of Midwest Generation's long-term obligations as of December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term obligations, including current portion	$—	$—	$475	$475

       Midwest Generation's long-term obligations consist of floating-rate debt, therefore, the carrying amount was considered a reasonable estimate of fair value.

Note 3. Derivative Instruments and Risk Management

       Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in the prices of electricity, capacity, fuel, emission allowances and transmission rights. To the extent that Midwest Generation does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements. Hedge transactions are primarily entered into using derivative instruments including:

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

       Many of the derivative instruments entered into for risk management purposes (also referred to as non-trading purposes) meet the requirements for hedge accounting. However, not all derivative instruments entered into for risk management purposes will qualify for hedge accounting treatment. Furthermore, Midwest Generation utilizes derivative contracts to adjust financial and/or physical positions that reduce costs or increase gross margin. Accordingly, risk management positions may not be designated as cash flow hedges and are thus marked to market through current period earnings (derivatives that are entered into for risk management, but which are not designated as cash flow hedges, are referred to as economic hedges).

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

       Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis on its consolidated balance sheet.

Notional Volumes of Derivative Instruments

       The following table summarizes the notional volumes of derivatives used for hedging activities at December 31, 2009:

Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	20,653	[1]	19,004	[3]
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	18,406	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]
Natural gas	Forwards/Futures	Sales	billion cubic feet	—		3.3
Fuel oil	Forwards/Futures	Sales	Barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	Barrels	—		625,000

[1]	Includes forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Midwest Generation plants which meet the normal sales and purchase exception and are accounted for on the accrual method.
[2]	Midwest Generation's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.
[3]
Midwest Generation also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

Fair Value of Derivative Instruments

       The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes at December 31, 2009:

	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Cash flow hedges	$152	$17	$169	$61	$4	$65	$104
Economic hedges	176	7	183	154	—	154	29

	$328	$24	$352	$215	$4	$219	$133
Netting and collateral received	(230)	—	(230)	(196)	—	(196)	(34)

Total	$98	$24	$122	$19	$4	$23	$99

Income Statement Impact of Derivative Instruments

       The following table provides the activity of accumulated other comprehensive income for the year ended December 31, 2009, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

(in millions)	Cash Flow Hedge Activity[1]	Income Statement Location

Accumulated other comprehensive income derivative gain at December 31, 2008	$268
Effective portion of changes in fair value	66
Reclassification from accumulated other comprehensive income to net income	(223)	Operating revenues

Accumulated other comprehensive income derivative gain at December 31, 2009	$111

[1]	Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at December 31, 2009 and December 31, 2008 were $68 million and $164 million, respectively.

       The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $5 million, $1 million and $(13) million during the years ended December 31, 2009, 2008 and 2007, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income.

       The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statements of income for the year ended December 31, 2009 is presented below:

(in millions)	Income Statement Location	December 31, 2009

Economic hedges	Operating revenue	$39
	Fuel expense	18

Contingent Features/Credit Related Exposure

       Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of December 31, 2009, EMMT had no borrowings outstanding under this revolving credit agreement.

       Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT also has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at December 31, 2009 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Collateral Deposits

       Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. Midwest Generation presents a portion of its cash collateral deposits net with its derivative positions on its consolidated balance sheets. Cash collateral received from others offset against derivative assets totaled $34 million and $59 million at December 31, 2009 and 2008, respectively.

Commodity Price Risk Management

       Midwest Generation's risk management policy allows for the use of derivative financial instruments through EMMT to reduce exposure to market risks that arise from fluctuations in the prices of electricity, capacity, fuel, emission allowances, and transmission rights for non-trading purposes. Use of these instruments exposes Midwest Generation to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Midwest Generation's risk management policies, through EMMT. Policies are in place which define risk management processes, and procedures exist which allow for monitoring of all commitments and positions with regular reviews by a risk management committee. EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Midwest Generation's overall market risk exposure and earnings volatility with respect to hedge positions at the Midwest Generation plants. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers volumetric exposure limits.

Credit Risk

       In conducting Midwest Generation's marketing activities, EMMT enters into transactions with utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. In the event a counterparty were to default on its trade obligation, Midwest Generation would be exposed to the risk of possible loss associated with market price changes occurring since the original contract was executed if the nonperforming counterparty were unable to pay the resulting damages owed to Midwest Generation. Midwest Generation's agreement with EMMT transfers the risk of non-payment of accounts receivable from counterparties to EMMT. Notwithstanding the foregoing, Midwest Generation will not be in default under the credit agreement if it fails to enforce payment from EMMT in the case of nonpayment of an account receivable from a counterparty, so long as the counterparty is rated investment grade.

       The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Midwest Generation plants. See Note 6—Long-term Debt and Note 10—Related-Party Transactions—EMMT Agreements.

       To manage credit risk, EMMT evaluates the risk of potential defaults by counterparties. Credit risk is measured as the loss that EMMT would expect to incur if a counterparty failed to perform pursuant to the terms of its contractual obligations. EMMT measures, monitors and mitigates credit risk to the extent possible. To mitigate credit risk from counterparties, master netting agreements are used whenever possible and counterparties may be required to pledge collateral when deemed necessary. EMMT also takes other appropriate steps to limit or lower credit exposure.

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

       Coal for the Midwest Generation plants is purchased from suppliers under contracts which may be for multiple years. A number of the coal suppliers to the Midwest Generation plants do not currently have an investment grade credit rating and, accordingly, Midwest Generation may have limited recourse to collect damages in the event of default by a supplier. Midwest Generation seeks to mitigate this risk through diversification of its coal suppliers and through guarantees and other collateral arrangements when available.

       Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 62%, 58% and 49% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Moody's rates PJM's debt Aa3. PJM, an ISO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

       For the years ended December 31, 2008 and 2007, Midwest Generation derived 18% and 30%, respectively of its consolidated operating revenues from the sale of energy, capacity and ancillary services generated at the Midwest Generation plants to Commonwealth Edison under load requirements services contracts. By May 2009, all these contracts had expired.

Note 4. Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrecognized Gains (Losses) and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2007	$(45)	$1	$(44)
Change for 2008	209	(22)	187

Balance at December 31, 2008	164	(21)	143
Change for 2009	(96)	7	(89)

Balance at December 31, 2009	$68	$(14)	$54

1
For further detail, see Note 8—Compensation and Benefit Plans.

       Unrealized gains on cash flow hedges, net of tax, at December 31, 2009, consist primarily of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. As Midwest Generation's hedged positions are realized, $60 million, after tax, of the net unrealized gains on cash flow hedges at December 31, 2009 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a cash flow hedge is designated is through December 31, 2011.

       On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Midwest Generation had power contracts with Lehman Brothers Commodity Services, Inc., a subsidiary of Lehman Brothers Holdings, for 2009 and 2010. Lehman Brothers Commodity Services also filed for bankruptcy protection on October 3, 2008. The obligations of Lehman Brothers Commodity Services under the power contracts were guaranteed by Lehman Brothers Holdings. These contracts qualified as cash flow hedges until Midwest Generation dedesignated the power contracts effective September 12, 2008 when it determined that it was no longer probable that performance would occur. The amount recorded in accumulated comprehensive income related to the effective portion of the hedges was $24 million pre-tax ($15 million, after tax) on that date. Since the power contracts are no longer being accounted for as cash flow hedges and subsequently were terminated, the subsequent change in fair value was recorded as an unrealized loss in 2008 included in operating revenues on Midwest Generation's consolidated statement of income. In 2009, $14 million of the pre-tax amount recorded in accumulated other comprehensive income was reclassified to operating revenues. The remaining amount will be reclassed in 2010, unless it becomes probable that the forecasted transactions will no longer occur.

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

Note 5. Property, Plant and Equipment

       At December 31, 2009 and 2008, property, plant and equipment consisted of the following:

	December 31,
(in millions)	2009	2008

Land	$33	$33
Power plant facilities	2,035	1,996
Emission allowances	834	834
Construction in progress	128	92
Equipment, furniture and fixtures	16	15
Plant and equipment under lease financing	1,348	1,350

	4,394	4,320
Less accumulated depreciation and amortization	1,392	1,242

Property, plant and equipment, net	$3,002	$3,078

       In connection with Midwest Generation's financing activities, Midwest Generation has given a first priority security interest in substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, the receivables of EMMT directly related to Midwest Generation's hedging activities, and the pledge of the intercompany notes from EME (approximately $1.3 billion at December 31, 2009). The total amount of assets pledged or mortgaged was approximately $2.8 billion at December 31, 2009. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged. Emission allowances have not been pledged.

       Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $42 million for all three years ended December 31, 2009, 2008 and 2007. Accumulated amortization related to the leased facilities was $393 million and $352 million at December 31, 2009 and 2008, respectively.

Asset Retirement Obligations

       Authoritative guidance on AROs requires entities to record the fair value of a liability for an ARO in the period in which it is incurred, including a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

       Midwest Generation has conditional AROs related to asbestos removal and disposal costs at its owned buildings and power plant facilities. Midwest Generation has not recorded a liability related to these structures because it cannot reasonably estimate fair value of the obligation at this time. The range of time over which Midwest Generation may settle these obligations in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques.

       Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards as follows:

(in millions)	2009	2008	2007

Beginning balance	$2	$1	$4
Liabilities incurred/(settled) during the period	—	1	(3)
Change in estimates	—	—	—

Ending balance	$2	$2	$1

Note 6. Long-Term Debt

Credit Facility

       Midwest Generation maintains a $500 million working capital facility that matures in June 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is currently LIBOR plus 0.875%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 1%. Midwest Generation uses its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation can also support its hedging activities by granting liens to eligible hedge counterparties. As of December 31, 2009, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under its working capital facility. As of December 31, 2008, Midwest Generation had $475 million of borrowings outstanding and $3 million of letters of credit had been utilized under its working capital facility. Midwest Generation's weighted average interest rate was 2.34% at December 31, 2008.

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

Other Covenants

       Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2009, the debt to capitalization ratio was 0.18 to 1.

Note 7. Income Taxes

       Income tax provision includes the current tax provision from operating income and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

	December 31,
(in millions)	2009	2008

Deferred tax assets
State taxes	$7	$14
Deferred income	5	5

Total	12	19
Deferred tax liabilities
Derivative instruments	$57	$83
Lease financing	45	33
Property, plant and equipment – basis differences	120	92

Total	222	208

Deferred tax liabilities, net	$210	$189

Classification of accumulated deferred income taxes:
Included in current liabilities	$43	$70
Included in non-current liabilities	$167	$119

       The provision for income taxes is comprised of the following:

	Years Ended December 31,
(in millions)	2009	2008	2007

Current
Federal	$75	$224	$128
State	24	39	19

Total current	99	263	147

Deferred
Federal	$59	$14	$29
State	8	6	7

Total deferred	67	20	36

Provision for income taxes	$166	$283	$183

       Variations from the 35% federal statutory rate are as follows:

	Years Ended December 31,
(in millions)	2009	2008	2007

Provision for federal income taxes at statutory rate	$149	$266	$170
Increase (decrease) in taxes from:
State tax, net of federal benefit	19	29	16
Other	(2)	(12)	(3)

Total provision for income taxes	$166	$283	$183

Effective tax rate	39%	37%	38%

Accounting for Uncertainty in Income Taxes

       During the year ended December 31, 2009, unrecognized tax benefits were reduced by $21 million primarily due to the settlement of tax items with the Internal Revenue Service. At December 31, 2008, Midwest Generation recorded a liability of $21 million for unrecognized tax benefits which had not changed since January 1, 2007. The total amount of accrued interest and penalties was $(0.1) million and $2 million at December 31, 2009 and 2008, respectively. The total amount of interest and penalties recognized in income tax expense was not material for each of 2009, 2008 and 2007.

       Midwest Generation is included in the federal consolidated income tax return filed by Edison International. In May 2009, Edison International and the Internal Revenue Service completed a settlement of federal tax disputes and affirmative claims for open tax years 1986 through 2002. As a result, state tax years for the same periods are now open pending review by state taxing authorities of agreed final federal adjustments. The settlement includes the resolution of issues pertaining to Midwest Generation which were timing in nature. During the second quarter of 2009, Midwest Generation recorded an income tax benefit of $1 million due to the settlement and related estimated impact of interest and state income taxes. The amount recorded is subject to change based on the final determination of interest and state taxes and items affected under the tax-allocation agreement. During 2008, the Internal Revenue Service commenced an examination of Edison International's consolidated federal income tax return for the years 2003 through 2006.

Note 8. Compensation and Benefit Plans

       Employees of Midwest Generation are eligible for various benefit plans of Edison International.

Employee Savings Plan

       A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' base annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $5 million for each year ended December 31, 2009, 2008 and 2007.

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

       Midwest Generation maintains a pension plan specifically for the benefit of its union employees. A portion of Midwest Generation's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $18 million for the year ended December 31, 2010.

       Volatile market conditions have affected the value of the trusts established to fund its future long-term pension benefits. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined significantly during 2008. This reduction in the value of plan assets will result in increased future expense and increased future contributions. Improved market conditions in 2009 partially offset the impacts of the 2008 market conditions. The Pension Protection Act of 2006 establishes new minimum funding standards and restricts plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2009	2008

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$115	$102
Service cost	11	11
Interest cost	7	6
Actuarial (gain) loss	5	(2)
Benefits paid	(2)	(2)

Projected benefit obligation at end of year	$136	$115

Change in plan assets
Fair value of plan assets at beginning of year	$62	$79
Actual return (loss) on plan assets	16	(27)
Employer contributions	6	12
Benefits paid	(2)	(2)

Fair value of plan assets at end of year	$82	$62

Funded status at end of year	$(54)	$(53)

Amounts recognized in consolidated balance sheets:
Long-term liabilities	$(54)	$(53)
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$1	$2
Net loss	14	20
Accumulated benefit obligation at end of year	$114	$99
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$136	$115
Accumulated benefit obligation	114	99
Fair value of plan assets	82	62
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.0%	6.25%
Rate of compensation increase	5.0%	5.0%

Expense components and other amounts recognized in other comprehensive (income) loss

Expense components:

	Years Ended December 31,
(in millions)	2009	2008	2007

Service cost	$11	$11	$12
Interest cost	7	6	5
Expected return on plan assets	(4)	(6)	(5)
Net amortization	1	—	—

Total expense	$15	$11	$12

       Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2009	2008

Net (gain) loss	$(6)	$28
Prior service cost	—	2
Amortization of net loss	(1)	—

Total in other comprehensive (income) loss	$(7)	$30

Total in expense and other comprehensive (income) loss	$8	$41

       The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2010 are $0.2 million for prior service costs and $0.2 million for net loss.

       The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2009	2008	2007

Weighted-average assumptions:
Discount rate	6.25%	6.25%	5.75%
Rate of compensation increase	5.0%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

       The following are benefit payments, which reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)

2010	$4
2011	5
2012	6
2013	8
2014	9
2015-2019	74

Postretirement Benefits Other Than Pensions

       Midwest Generation's non-union employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision, and life insurance coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. Union-represented employees who retire at age 55 with at least 10 years of service may be eligible for access to postretirement medical, dental, vision and hearing coverage by paying the full cost for these benefits. The expected contributions (all by the employer) for the postretirement benefits other than pensions are $0.6 million for the year ended December 31, 2010.

       Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$38	$30
Service cost	1	1
Interest cost	2	2
Amendments	(1)	4
Actuarial (gain) loss	(3)	2
Benefits paid	(1)	(1)

Benefit obligation at end of year	$36	$38

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(36)	$(38)

Amounts recognized in consolidated balance sheets:
Long-term liabilities	$(36)	$(38)
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$1	$2
Net loss	6	10
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	6.0%	6.25%
Assumed health care cost trend rates:
Rate assumed for following year	8.25%	8.75%
Ultimate rate	5.5%	5.5%
Year ultimate rate reached	2016	2016

Expense components and other amounts recognized in other comprehensive (income) loss

Expense components:

	Years Ended December 31,
(in millions)	2009	2008	2007

Service cost	$1	$1	$1
Interest cost	2	2	2
Amortization of prior service credit	—	(1)	(1)
Amortization of net loss	—	1	1

Total expense	$3	$3	$3

       Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2009	2008

Net (gain) loss	$(4)	$6
Prior service credit	(1)	—
Amortization of prior service credit	—	1
Amortization of net loss	—	(1)

Total in other comprehensive (income) loss	$(5)	$6

Total in expense and other comprehensive (income) loss	$(2)	$9

       The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2010 are $(0.5) million for prior service credit and $0.3 million for net loss.

       The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2009	2008	2007

Weighted-average assumptions used to determine expense:
Discount rate	6.25%	6.25%	5.75%
Assumed health care cost trend rates:
Current year	8.75%	9.25%	9.25%
Ultimate rate	5.5%	5.0%	5.0%
Year ultimate rate reached	2016	2015	2015

       Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2009 by $6 million and annual aggregate service and interest costs by $0.5 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2009 by $5 million and annual aggregate service and interest costs by $0.4 million.

       The following benefit payments are expected to be paid:

Years Ending December 31, (in millions)	Before Subsidy[1]	Net

2010	$1	$1
2011	1	1
2012	1	1
2013	1	1
2014	1	1
2015-2019	11	11

1
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

Plan Assets

Description of Pension and Postretirement Benefits Other Than Pensions Investment Strategies

       The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. In 2009, the trusts' investment committee approved changes in target asset allocations. Target allocations for pension plan assets are 34% for United States equities, 17% for non-United States equities, 9% for alternative investments, and 40% for fixed income. Midwest Generation employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles, and securities. Plan, asset class and individual manager performance are measured against targets. Midwest Generation also monitors the stability of its investments managers' organizations.

       Allowable investment types include:

•
United States Equities: Common and preferred stocks of large, medium, and small companies which are predominantly United States-based.

•
Non-United States Equities: Equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.

•
Alternative Investments:

  •
  Private Equities: Limited partnerships that invest in non-publicly traded entities. The pension target allocations are 6%.

  •
  Hedge Funds: Funds that have target return and risk characteristics that are diversified among global equity, fixed income and currency markets. There is no systematic exposure to any market, and investments are made in liquid instruments according to relative opportunities within and across markets. The pension target allocation is 3%.

•
Fixed Income: Fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities including municipal bonds, mortgage backed securities and corporate debt obligations. A small portion of the fixed income position may be held in debt securities that are below investment grade.

       Asset class portfolio weights are permitted to range within plus or minus 3%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to reallocate portfolio cash positions. Where authorized, a few of the plans' investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets

       The overall expected long-term rate of return on assets assumption is based on the long-term target asset allocation for plan assets and capital markets return forecasts for asset classes employed.

Capital Markets Return Forecasts

       Capital markets return forecasts are based on long-term strategic planning assumptions from an independent firm which uses its research, modeling and judgment to forecast rates of return for global asset classes. In addition, a separate analysis of expected returns is conducted. The estimated total return for fixed income is based on historic long-term United States government bonds data. The estimated total return for intermediate United States government bonds is based on historic and projected data. The estimated rate of return for United States and non-United States equity includes a 3% premium over the estimated total return for intermediate United States government bonds. The rate of return for private equity and hedge funds is estimated to be a 3% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Fair Value of Plan Assets

       The plan assets for Midwest Generation pension are included in the Southern California Edison Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Future contracts trade on an exchange and therefore classified as Level 1. One of the partnerships is classified as Level 2 since this investment can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are, therefore, classified as Level 2. Substantially all of the registered investment companies are either mutual or money market funds and are, therefore, classified as Level 1 for the reasons noted previously. The remaining fund in this category is readily redeemable at NAV, classified as Level 2, and discussed further in footnote 7 of the following pension master trust table.

Pension Plan

       The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2009 by asset class and level within the fair value hierarchy:

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total

Corporate stocks[1]	$678	$—	$—	$678
Common/collective funds[2]	—	612	—	612
Corporate bonds[3]	—	469	—	469
U.S. government and agency securities[4]	104	352	—	456
Partnerships/joint ventures[5]	—	101	240	341
Other investment entities[6]	—	135	—	135
Registered investment companies[7]	73	58	—	131
Interest-bearing cash	5	—	—	5
Foreign exchange contracts	—	6	—	6
Other	—	7	—	7

Total	$860	$1,740	$240	$2,840

Receivables and payables, net				17

Master Trust net plan assets available for benefits				2,857

Midwest Generation's share of pension Master Trust net plan assets				$82

[1]	Corporate stocks are diversified. Performance is primarily benchmarked against the Russell Indexes (61%) and Morgan Stanley Capital International (MSCI) indexes (39%).
[2]
At December 31, 2009, 69% of the common/collective funds' assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (33%), Russell 200 and Russell 1000 (26%) and the Morgan Stanley Capital International Europe, Australasia and Far East (EAFE) Index (10%). A non-index fund representing 20% of this category as of December 31, 2009, invests in equity securities the Trustee believes are undervalued. Another fund representing the remaining 7% of this category is a global hedge fund that invests in short-term fixed income securities and seeks to exceed the performance of the Citigroup One-Month U.S. Treasury Bill Index.
[3]
Corporate bonds are diversified. At December 31, 2009, this category includes $52 million for collateralized mortgage obligations and other asset backed securities of which $12 million are below investment grade.

[4]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relate to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
[5]
Partnership/joint venture Level 2 consists of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. Approximately 60% of the Level 3 partnerships are invested in asset backed securities including distressed mortgages. The remaining Level 3 partnerships are invested in several small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified U.S. and non-U.S. fund-of-funds.
[6]
At December 31, 2009, 64% of the other investment entity balance is invested in emerging market equity securities. About 17% of the assets in this category are invested in domestic mortgage backed securities. Most of the remaining funds invest in below grade fixed-income securities including foreign issuers.
[7]
At December 31, 2009, Level 1 registered investment companies consists of a global equity fund which seeks to outperform the Morgan Stanley Capital International Inc. World Total Return Index. Level 2 of this category is a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities.

       At December 31, 2009, approximately 67% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

       The following table sets forth a summary of changes in the fair value of Level 3 investments for the year ended December 31, 2009:

(in millions)	2009

Fair value, net at January 1, 2009	$111
Actual return on plan assets:
Relating to assets still held at end of period	34
Relating to assets sold during the period	6
Purchases and dispositions, net	89
Transfers in or out of Level 3	—

Fair value, net at December 31, 2009	$240

Note 9. Commitments and Contingencies

Lease Commitments

       Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily railcars, with termination option dates in various years through 2019.

       At December 31, 2009, the future operating and lease financing commitments were as follows:

Years Ending December 31, (in millions)	Operating Leases	Lease Financing

2010	$17	$170
2011	15	151
2012	12	151
2013	18	151
2014	6	151
Thereafter	23	337

Total future commitments	$91	$1,111

Amount representing interest		326

Net commitments		$785

       Operating lease expense amounted to $19 million, $19 million and $20 million in 2009, 2008 and 2007, respectively.

Powerton-Joliet Facilities Sale-Leaseback

       On August 24, 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton Station and Units 7 and 8 of the Joliet Station located in Illinois to third-party lessors for an aggregate purchase price of $1.367 billion. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. The lessor debt of $1.147 billion was obtained from the issuance pursuant to two pass-through trust agreements between Midwest Generation and pass-through trustees of Pass-Through Certificates with terms ranging from nine to 16 years with fixed interest rates ranging from 8.30% to 8.56%. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases.

       Under the terms of the foregoing sale-leaseback transaction, distributions are restricted unless a specified financial covenant is met. At December 31, 2009, Midwest Generation met this covenant. In addition, the lease agreements and the Midwest Generation credit agreement contain covenants that include, among other things, restrictions on Midwest Generation's ability to incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, or engage in transactions for any speculative purpose.

Capital Improvements

       At December 31, 2009, Midwest Generation had firm commitments to spend approximately $52 million on capital expenditures in 2010 primarily related to non-environmental improvements such as boiler components, mill steam inerting projects, generator stator rewinds, condenser tube replacements, a main power transformer and rail modifications. These capital expenditures are planned to be funded by cash on hand and cash generated from operations.

Calumet Energy Team Contract

       Midwest Generation is a party to a long-term power purchase contract with Calumet Energy Team LLC. The contract requires Midwest Generation to pay a monthly capacity payment and gives Midwest Generation an option to purchase energy from Calumet Energy Team at prices based primarily on operations and maintenance and fuel costs. These minimum commitments are estimated to aggregate $5 million, summarized as follows: $4 million in 2010 and $1 million in 2011.

Fuel Supply Contracts

       At December 31, 2009, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices subject to adjustment clauses, these minimum commitments are estimated to aggregate $453 million in the next three years, summarized as follows: $196 million in 2010, $123 million in 2011, and $134 million in 2012.

       In January and February 2010, Midwest Generation entered into additional contractual agreements for the purchase of coal. These commitments, together with estimated transportation costs under existing agreements through 2011, are estimated to be $22 million in 2010 and $48 million in 2011.

       In connection with the acquisition of the Midwest Generation plants, Midwest Generation assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buy out its coal obligations for the years 2009 through 2012 under this contract with a one-time payment made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during the first quarter of 2008 reflected in "(Gain) on buyout of contract and (gain) loss on sale of assets" on Midwest Generation's consolidated statements of income.

Coal Transportation Agreements

       At December 31, 2009, Midwest Generation had contractual commitments for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts. Based on the committed coal volumes in the fuel supply contracts described above, these minimum commitments are estimated to aggregate $362 million in the next two years, summarized as follows: $230 million in 2010 and $132 million in 2011.

Other Contractual Obligations

       At December 31, 2009, Midwest Generation had contractual commitments for the purchase of materials used while operating environmental controls equipment. The minimum commitments under these contracts are estimated to aggregate $145 million in the next four years, summarized as follows: $44 million in 2010, $44 million in 2011, $42 million in 2012, and $15 million in 2013.

Interconnection Agreement

       Midwest Generation has entered into interconnection agreements with Commonwealth Edison to provide interconnection services necessary to connect the Midwest Generation plants with its transmission systems. Unless terminated earlier in accordance with their terms, the interconnection agreements will terminate on a date mutually agreed to by both parties. Midwest Generation is required to compensate Commonwealth Edison for all reasonable costs associated with any modifications, additions or replacements made to the interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Midwest Generation plants.

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

Environmental Indemnities Related to the Midwest Generation Plants

       In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligation under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review Lawsuit." The sale-leaseback participants have requested similar indemnification. Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.

       Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 217 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2009. Midwest Generation had recorded a $50 million and $52 million liability at December 31, 2009 and 2008, respectively, related to this matter.

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

Contingencies

New Source Review Lawsuit

       On August 3, 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet BACT emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the United States Department of Justice, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

       On August 27, 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging claims substantially similar to those in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or NSR permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond those required under the CPS. By order dated January 19, 2010, the court allowed a group of Chicago-based environmental action groups to intervene in the case.

       The owner participants of the Powerton and Joliet Stations have sought indemnification and defense from Midwest Generation and/or EME for costs and liabilities associated with these matters. EME responded by undertaking the indemnity obligation and defense of the claims.

       An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Environmental Remediation

       With respect to potential liabilities arising under CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at December 31, 2009 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Environmental Developments

Environmental Compliance Plans and Costs

       Midwest Generation is subject to various requirements with respect to environmental compliance for the Midwest Generation plants. In 2006, Midwest Generation entered into an agreement with the Illinois EPA, which has been embodied in an Illinois rule called the CPS, to control emission of mercury, NOx and SO2 from its coal-fired plants. During 2008 and 2009, Midwest Generation installed equipment to reduce its mercury emissions. During 2009, Midwest Generation also conducted tests of NOx removal technology based on SNCR and SO2 removal using FGD technology based on dry sodium sorbent injection that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has concluded that installation of SNCR technology on multiple units will meet the NOx portion of the CPS. Capital expenditures for installation of SNCR technology are expected to be approximately $88 million in 2010 and $70 million in 2011.

       Testing of FGD technology based on injection of dry sodium sorbent demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation; however, further analysis and evaluation is required to determine the appropriate method to comply with the SO2 portion of the CPS. Use of FGD technology based on injection of dry sodium sorbent in combination with Midwest Generation's use of low-sulfur coal is expected to require substantially less capital and installation time than dry scrubber technology, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of the plants. Midwest Generation may also combine the use of dry sorbent injection technology with upgrades to its particulate removal systems to meet environmental regulations.

       Midwest Generation does not yet know what specific method of SO2 removal will be used or the total costs that will be incurred to comply with the CPS. Any decision regarding whether or not to proceed with the above or other approaches to compliance remains subject to further analysis and the evaluation of several factors, including market conditions, regulatory and legislative developments, and forecasted capital and operating costs. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, the particular controls that will be installed, and the resulting capital commitments may not occur for up to two years for some of the units and potentially further out for others. Midwest Generation could elect to shut down units when required in order to comply with the SO2 removal requirements of the CPS. Midwest Generation continues to evaluate various scenarios and cannot predict the extent of shutdowns and retrofits or the particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS.

Greenhouse Gas Regulation Developments

       The nature of future environmental regulation and legislation will have a substantial impact on Midwest Generation. Midwest Generation believes that resolution of current uncertainties about the future, through well-balanced and appropriately flexible regulation and legislation, is needed to support the necessary evolution of the electric industry into using cleaner, more efficient infrastructure and to attract the capital ultimately needed for this effort. Legislative, regulatory, and legal developments related to potential controls over GHG emissions in the United States are ongoing. Actions to limit or reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels. Midwest Generation may not be able to recover these costs through market prices for electricity.

Insurance

       At December 31, 2009 and 2008, Midwest Generation had an $8 million and $9 million receivable, respectively, recorded primarily related to insurance claims from unplanned outages. During 2009, 2008 and 2007, $2 million, $6 million and $2 million, respectively, related to business interruption insurance coverage were recorded and have been reflected in interest and other income on Midwest Generation's consolidated statements of income. Midwest Generation received $9 million and $6 million in cash payments related to insurance claims during 2009 and 2008, respectively.

Note 10. Related-Party Transactions

EMMT Agreements

       Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, to provide credit support for forward contracts entered into by EMMT. Under this agreement, Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. There were no loans provided to EMMT at December 31, 2009 and 2008. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation earned interest income of $1 million during 2008 and $2 million during 2007. Midwest Generation did not earn any interest income during 2009. The maximum amount of available credit under the agreement is $500 million.

       Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances. Midwest Generation compensates EMMT with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $2 million, $2 million and $1 million for the years ended

December 31, 2009, 2008 and 2007, respectively. Midwest Generation had receivables due from EMMT of $137 million and $143 million at December 31, 2009 and 2008, respectively.

       Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOx allowances. All transactions were completed at market price on the date of the transaction. Midwest Generation paid $22 million, $33 million and $7 million during 2009, 2008 and 2007, respectively, for purchases of SO2 and NOx allowances, net of sales.

Notes Receivable from EME

       The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. The notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $112 million, $112 million and $113 million during 2009, 2008 and 2007, respectively.

Services Agreements with EME and Edison International

       Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $23 million, $26 million and $28 million for the years ended December 31, 2009, 2008 and 2007, respectively. Midwest Generation had a net payable of $5 million at each of the years ended December 31, 2009 and 2008 related to these agreements.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

       Midwest Generation EME and Midwest Generation entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2009, 2008 and 2007 were $14 million, $16 million and $13 million, respectively.

Support Services Agreement

       Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2009, 2008 and 2007 were $13 million, $15 million and $10 million, respectively.

       Midwest Generation had payables of $3 million and $4 million due to Midwest Generation EME at December 31, 2009 and 2008 related to these agreements.

Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
(in millions)	2009	2008	2007

Cash paid (received)
Interest	$65	$72	$135
Income taxes	65	349	(3)

Note 12. Quarterly Financial Data (unaudited)

(in millions)	First	Second	Third	Fourth	Total

2009
Operating revenues	$384	$340	$372	$391	$1,487
Operating income	123	81	76	90	370
Provision for income taxes	52	35	36	43	166
Net income	83	60	54	62	259
2008
Operating revenues	$468	$391	$501	$418	$1,778
Operating income	231	119	219	141	710
Provision for income taxes	92	48	87	56	283
Net income	152	83	144	98	477

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

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

       The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2009 and December 31, 2008, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries
($000)	2009	2008

Audit fees	$600	$633
Audit related fees	—	—
Tax fee	—	—
All other fees	—	—

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

       During the fiscal year ended December 31, 2009, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       The following documents have been filed as part of this report or, where noted, incorporated by reference:

       (a)  (1) List of Financial Statements

       See Index to Consolidated Financial Statements at Item 8 of this report.

              (2) List of Financial Statement Schedules

       The following financial statement schedule is included in this report:

Page

Schedule II—Valuation and Qualifying Accounts	124

       All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

              (3) List of Exhibits

       The exhibit list below is incorporated herein by reference as the list of exhibits required as part of this report.

       The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

       Midwest Generation acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit No.	Description

2.1	Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.

Exhibit No.	Description

3.1	Limited Liability Company Agreement of Midwest Generation, LLC, effective as of July 12, 1999, incorporated by reference to Exhibit 3.3 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
3.2	Certificate of Formation of Midwest Generation, LLC, dated as of July 9, 1999, incorporated by reference to Exhibit 3.4 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.1	Pass-Through Trust Agreement A, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series A Pass-Through Trust, and the issuance of 8.30% Pass-Through Certificates, Series A, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.2	Pass-Through Trust Agreement B, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series B Pass-Through Trust, and the issuance of 8.56% Pass-Through Certificates, Series B, incorporated by reference to Exhibit 4.2 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.3	Form of 8.30% Pass-Through Certificate, Series A (included in Exhibit 4.1), incorporated by reference to Exhibit 4.3 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.4	Form of 8.56% Pass-Through Certificate, Series B (included in Exhibit 4.2), incorporated by reference to Exhibit 4.4 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.5	Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Powerton Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.5.1	Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.6	Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Joliet Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.6 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.6.1	Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

Exhibit No.	Description

4.7	Facility Lease Agreement (T1), dated as of August 17, 2000, by and between Powerton Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.7 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.7.1	Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.7 hereto, incorporated by reference to Exhibit 4.7.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.8	Facility Lease Agreement (T1), dated as of August 17, 2000, by and between, Joliet Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.8 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.8.1	Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.8.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.9	Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.9 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.9.1	Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.9 hereto, incorporated by reference to Exhibit 4.9.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.10	Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.10 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.10.1	Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.10 hereto, incorporated by reference to Exhibit 4.10.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.11	Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.12 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.11.1	Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.11 hereto, incorporated by reference to Exhibit 4.12.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

Exhibit No.	Description

4.12	Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.13 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.12.1	Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.12 hereto, incorporated by reference to Exhibit 4.13.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.13	Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.13.1	Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.13 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.14	Indenture, dated as of April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.14.1	Supplemental Indenture, dated as of March 1, 2006, among Midwest Generation Procurement Services, LLC, Midwest Generation, LLC, and Midwest Finance Corp., and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.4.1 to Midwest Generation LLC's Form 10-Q for the quarter ended June 30, 2006.
4.15	Collateral Trust Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Pledgors from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, The Bank of New York, as Trustee, and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.16	Security Agreement, dated as of April 27, 2004, between Midwest Generation, LLC and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.17	Pledge Agreement, dated as of April 27, 2004, between Midwest Generation EME, LLC and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.6 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.18	Pledge Agreement, dated as of April 27, 2004, between Edison Mission Midwest Holdings Co. and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.7 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.19	Security Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.8 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.20	Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Joliet No. 9—Station No. 6 and Joliet Peaking Unit), incorporated by reference to Exhibit 4.9 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

4.21	Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC and Chicago Title Land Trust Company to Wilmington Trust Company, as Collateral Trustee (Will County Facility), incorporated by reference to Exhibit 4.10 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.22	Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Calumet Facility), incorporated by reference to Exhibit 4.11 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.22.1	Schedule identifying substantially identical agreements to Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement constituting Exhibit 4.22 hereto, incorporated by reference to Exhibit 4.11.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.1	Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.2	Instrument of Assumption, dated as of December 15, 1999, by Midwest Generation, LLC in favor of Commonwealth Edison Company and Unicom Investment Inc., incorporated by reference to Exhibit 10.91 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3	Pledge Agreement, dated as of August 17, 2000, between Midwest Generation, LLC and Citibank, N.A., incorporated by reference to Exhibit 10.105 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3.1	Schedule identifying substantially identical agreements to the Pledge Agreement constituting Exhibit 10.3 hereto, incorporated by reference to Exhibit 10.105.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.4	Credit Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Lenders referred to therein, the Issuing Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 4.3 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.4.1	First Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein), dated as of April 18, 2005 among Midwest Generation, LLC, the Lenders referred to therein the Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.4.2	Second Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4.1 herein), dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.6.2 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.

Exhibit No.	Description

10.4.3	Third Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein), dated June 29, 2007, among Midwest Generation, LLC and the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended June 30, 2007.
10.5	Accession Agreement, dated as of April 18, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by referenced to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.5.1	Accession Agreement dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.7.1 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
10.6	Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
10.7	Amended and Restated Master Purchase, Sale and Services Agreement, entered into on April 27, 2004, between Midwest Generation, LLC and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.8	Support Services Agreement, dated as of August 7, 2000, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.9	Management and Administration Agreement, effective as of April 27, 2004, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.10	Revolving Credit Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC, as Lender, incorporated by reference to Exhibit 10.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.10.1	Amendment One to Revolving Credit Agreement, dated as of August 30, 2005, by and between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC as Lender, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 31, 2005.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Statement Pursuant to 18 U.S.C. Section 1350.
101**	Financial statements from the annual report on Form 10-K of Midwest Generation, LLC for the year ended December 31, 2009 filed on March 1, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Member's Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

*
Filed herewith.

**
Furnish, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President
Date:	March 1, 2010

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy F. Gorney
Guy F. Gorney	Manager and President (Principal Executive Officer)	March 1, 2010
/s/ John P. Finneran, Jr.
John P. Finneran, Jr.	Manager and Vice President (Principal Financial Officer)	March 1, 2010
/s/ Joanne M. Collins
Joanne M. Collins	Vice President and Controller (Controller or Principal Accounting Officer)	March 1, 2010
/s/ Steven D. Eisenberg
Steven D. Eisenberg	Manager and Vice President	March 1, 2010

SCHEDULE II

MIDWEST GENERATION, LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year

Year Ended December 31, 2009
Uncollectible accounts
Others	$48	$—	$—		$—	$48

Total	$48	$—	$—		$—	$48

Year Ended December 31, 2008
Uncollectible accounts
Others	$—	$—	$48	[1]	$—	$48

Total	$—	$—	$48		$—	$48

Year Ended December 31, 2007
Uncollectible accounts
Others	$—	$—	$—		$—	$—

Total	$—	$—	$—		$—	$—

1
For more information, see Note 4. Accumulated Other Comprehensive Income (Loss).