Form 10-Q
period 2010-03-31
MIDWEST GENERATION LLC
filed 2010-05-07
CIK 1134016

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        Number of units outstanding of the registrant's Membership Interests as of May 7, 2010: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

BACT	best available control technology
BCF	billion cubic feet
Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FGD	flue gas desulfurization
Fitch	Fitch Ratings
GAAP	United States generally accepted accounting principles
GWh	gigawatt-hours
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOV	Notice of Violation
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	reliability pricing model
S&P	Standard & Poor's Ratings Services
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Operating Revenues from Marketing Affiliate	$379	$384
Operating Expenses
Fuel	141	123
Gain on sale of emission allowances	(1)	—
Plant operations	99	96
Depreciation and amortization	38	37
Loss on disposal of assets	1	—
Administrative and general	5	5

Total operating expenses	283	261

Operating income	96	123

Other Income (Expense)
Interest and other income	27	29
Interest expense	(12)	(17)

Total other income	15	12

Income before income taxes	111	135
Provision for income taxes	42	52

Net Income	$69	$83

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Net Income	$69	$83
Other comprehensive income, net of tax
Unrealized gains on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $45 and $69 for the three months ended March 31, 2010 and 2009, respectively	70	109
Reclassification adjustments included in net income, net of income tax expense of $6 and $21 for the three months ended March 31, 2010 and 2009, respectively	(9)	(33)

Other comprehensive income	61	76

Comprehensive Income	$130	$159

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	March 31, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$332	$237
Due from affiliates	102	137
Fuel inventory	67	74
Spare parts inventory	34	34
Interest receivable from affiliate	28	55
Derivative assets	172	98
Intangible assets	11	11
Other current assets	27	31

Total current assets	773	677

Property, Plant and Equipment	4,414	4,394
Less accumulated depreciation and amortization	1,429	1,392

Net property, plant and equipment	2,985	3,002

Notes receivable from affiliate	1,346	1,348
Long-term derivative assets	37	24
Other assets	11	12

Total Assets	$5,152	$5,063

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$46	$39
Book overdrafts	—	4
Accrued liabilities	48	62
Due to affiliates	53	20
Interest payable	11	26
Derivative liabilities	11	19
Deferred taxes	57	43
Current portion of lease financing	111	120

Total current liabilities	337	333

Lease financing, net of current portion	612	665
Deferred taxes	199	167
Long-term derivative liabilities	4	4
Benefit plans and other long-term liabilities	155	149

Total Liabilities	1,307	1,318

Commitments and Contingencies (Note 7)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	219	180
Accumulated other comprehensive income	115	54

Total Member's Equity	3,845	3,745

Total Liabilities and Member's Equity	$5,152	$5,063

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net income	$69	$83
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	38	38
Loss on disposal of assets	1	—
Gain on sale of emission allowances	(1)	—
Deferred taxes	7	22
Decrease in due to/from affiliates	68	87
Decrease (increase) in inventory	7	(27)
Decrease in interest receivable from affiliate	27	28
Decrease (increase) in other current assets	4	(5)
Decrease in other assets	1	1
Decrease in intangible assets	1	8
Decrease in accounts payable and other current liabilities	(11)	(30)
Decrease in interest payable	(15)	(18)
Increase in other liabilities	6	3
Decrease in derivative assets and liabilities	5	39

Net cash provided by operating activities	207	229

Cash Flows From Financing Activities
Cash distributions to parent	(30)	—
Repayment of capital lease obligation	(62)	(61)

Net cash used in financing activities	(92)	(61)

Cash Flows From Investing Activities
Capital expenditures	(22)	(27)
Repayment of loan to affiliate	2	2

Net cash used in investing activities	(20)	(25)

Net increase in cash and cash equivalents	95	143
Cash and cash equivalents at beginning of period	237	650

Cash and cash equivalents at end of period	$332	$793

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Midwest Generation's significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 77 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2010 as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Management has performed an evaluation of subsequent events through the date that the financial statements were issued.

Cash Equivalents

Cash equivalents include money market funds totaling $316 million and $237 million at March 31, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Related Party

Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of income, was $28 million for both the three months ended March 31, 2010 and 2009.

Restricted Deposits

The total restricted deposits of $3 million at both March 31, 2010 and December 31, 2009 were included in other assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.

 New Accounting Guidance

Accounting Guidance Adopted in 2010

Fair Value Measurements and Disclosures

The Financial Accounting Standards Board (FASB) issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. Requirements, effective January 1, 2010, include separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The update also clarified existing disclosure requirements for the level of disaggregation, inputs and valuation techniques. In addition, effective January 1, 2011, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The guidance impacts disclosures only. For further discussion, see Note 2—Fair Value Measurements.

Accounting Guidance Not Yet Adopted

Recently issued accounting pronouncements by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission that were effective after March 31, 2010 are not expected to have a material effect on Midwest Generation's consolidated results of operations or financial position.

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

Midwest Generation's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts are primarily commodity contracts for the purchase and sale of power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. Investments in money market funds are generally classified as Level 1 as fair value is determined by observable market prices in active markets.

Derivative contracts, valued based on forward market prices in active markets (Northern Illinois Hub peak and AEP/Dayton) adjusted for nonperformance risks, are classified as Level 2. EMMT obtains forward market prices from traded exchanges (ICE Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Financial transmission rights and over-the-counter derivatives that trade infrequently at illiquid locations are classified as Level 3. For illiquid financial transmission rights, EMMT reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when EMMT concludes a change in objective criteria would result in a new valuation that better reflects fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value. Derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3.

In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $1 million at March 31, 2010.

The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of March 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$316	$—	$—	$—	$316

Derivatives
Electricity	$—	$223	$3	$(32)	$194
Natural gas	5	—	—	—	5
Fuel oil	10	—	—	—	10

Total derivatives	$15	$223	$3	$(32)	$209

Liabilities at Fair Value
Derivatives
Electricity	$—	$(5)	$—	$(10)	$(15)

Total derivatives	$—	$(5)	$—	$(10)	$(15)

	As of December 31, 2009

Assets at Fair Value
Money market funds[1]	$237	$—	$—	$—	$237

Derivatives
Electricity	$—	$134	$3	$(33)	$104
Natural gas	2	—	—	—	2
Fuel oil	16	—	—	—	16

Total derivatives	$18	$134	$3	$(33)	$122

Liabilities at Fair Value
Derivatives
Electricity	$—	$(22)	$—	$(1)	$(23)

Total derivatives	$—	$(22)	$—	$(1)	$(23)

1
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

2
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net:

	Three Months Ended March 31,
(in millions)	2010	2009

Fair value of derivative contracts, net at beginning of periods	$3	$1
Total realized/unrealized gains (losses)
Included in earnings[1]	2	25
Included in accumulated other comprehensive income (loss)	2	—
Purchases and settlements, net	(1)	(18)
Transfers in or out of Level 3	(3)	(1)

Fair value of derivative contracts, net at March 31	$3	$7

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at March 31[1]	$3	$6

1
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Midwest Generation determines the fair value of transfers in and transfers out of each level at the end of each reporting period. Level 1 had no transfers in and out during the three months ended March 31, 2010. Transfers in and out of Levels 2 and 3 were not significant during the first quarters of 2010 and 2009.

Note 3. Derivative Instruments and Risk Management

Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from fluctuations in prices of electricity, capacity, fuel, emission allowances, and transmission rights. To the extent that Midwest Generation does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Midwest Generation's consolidated balance sheets with offsetting changes recorded in the consolidated statements of income. For transactions that qualify for accounting hedge treatment, the fair value is recognized, to the extent effective, on Midwest Generation's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

March 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	25,337	[1]	16,930	[3]
Electricity	Forwards/Futures	Purchases	GWh	65	[1]	16,508	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	190	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	4	[2]	1	[2]
Natural gas	Forwards/Futures	Sales	BCF	—		2.5
Fuel oil	Forwards/Futures	Purchases	Barrels	—		375,000

December 31, 2009

Electricity	Forwards/Futures	Sales	GWh	20,653	[1]	19,004	[3]
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	18,406	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]
Natural gas	Forwards/Futures	Sales	BCF	—		3.3
Fuel oil	Forwards/Futures	Sales	Barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	Barrels	—		625,000

1
Includes forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Midwest Generation plants which meet the normal sales and purchase exception and are accounted for on the accrual method.

2
Midwest Generation's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM RPM auction is not accounted for as a derivative.

3
Midwest Generation also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

 Fair Value of Derivative Instruments

The following table summarizes the gross fair value of commodity derivative instruments for non-trading purposes:

March 31, 2010
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$195	$37	$232	$17	$3	$20	$212
Economic hedges	202	3	205	178	3	181	24

	397	40	437	195	6	201	236
Netting and collateral received	(225)	(3)	(228)	(184)	(2)	(186)	(42)

Total	$172	$37	$209	$11	$4	$15	$194

December 31, 2009

Cash flow hedges	$152	$17	$169	$61	$4	$65	$104
Economic hedges	176	7	183	154	—	154	29

	328	24	352	215	4	219	133
Netting and collateral received	(230)	—	(230)	(196)	—	(196)	(34)

Total	$98	$24	$122	$19	$4	$23	$99

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Three Months Ended March 31,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$111	$268
Effective portion of changes in fair value	115	178
Reclassification from accumulated other comprehensive income to net income	(15)	(54)	Operating revenues

Accumulated other comprehensive income derivative gain at March 31	$211	$392

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2010 and 2009 were $129 million and $240 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $7 million and $(1) million during the first quarters of 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of income is presented below:

		Three Months Ended March 31,
(in millions)	Income Statement Location	2010	2009

Economic hedges	Operating revenue	$(2)	$13
	Fuel expense	1	—

Contingent Features/Credit Related Exposure

Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of March 31, 2010, EMMT had no borrowings outstanding under this revolving credit agreement.

Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at March 31, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Collateral Deposits

Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. Midwest Generation nets counterparty receivables and payables where balances exist under master netting arrangements. Midwest Generation presents the portion of its cash collateral deposits netted with its derivative positions on its consolidated balance sheets. Cash collateral received from others that was offset against derivative assets totaled $42 million and $34 million at March 31, 2010 and December 31, 2009, respectively.

Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$68	$(14)	$54
Current period change	61	—	61

Balance at March 31, 2010	$129	$(14)	$115

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at March 31, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $109 million of the unrealized gains on cash flow hedges, net of tax, at March 31, 2010 are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Midwest Generation's pension plans were $0.3 million during the quarter ended March 31, 2010 and are estimated at $17.5 million for the last nine months of 2010.

The following are components of pension expense:

	Three Months Ended March 31,
(in millions)	2010	2009

Service cost	$3.1	$2.6
Interest cost	2.0	1.5
Expected return on plan assets	(1.6)	(1.0)
Amortization of net loss	0.1	0.3

Total expense	$3.6	$3.4

Postretirement Benefits Other Than Pensions

Contributions to Midwest Generation's postretirement benefits other than pensions were $0.1 million during the quarter ended March 31, 2010 and are estimated at $0.5 million for the last nine months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2010	2009

Service cost	$0.2	$0.2
Interest cost	0.5	0.6
Amortization of prior service credit	(0.1)	(0.1)
Amortization of net loss	0.1	0.2

Total expense	$0.7	$0.9

Note 6. Income Taxes

Midwest Generation had an effective income tax provision rate of 38% for each of the three months ended March 31, 2010 and 2009. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

At March 31, 2010, Midwest Generation had firm commitments to spend approximately $49 million during the remainder of 2010 on capital expenditures primarily related to non-environmental improvements such as boiler components, mill steam inerting projects, generator stator rewinds, condenser tube replacements, a main power transformer and rail modifications. Midwest Generation intends to fund these expenditures through cash on hand and cash generated from operations.

Fuel Supply Contracts

At March 31, 2010, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these commitments are estimated to aggregate $431 million, summarized as follows: $152 million for the remainder of 2010, $145 million in 2011, and $134 million in 2012.

Coal Transportation Agreements

At March 31, 2010, Midwest Generation had contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on committed coal volumes set forth in its fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $343 million, summarized as follows: $184 million for the remainder of 2010 and $159 million in 2011.

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

Guarantees and Indemnities

Tax Indemnity Agreements

In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and, previously, the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Although the Collins Station lease terminated in April 2004, Midwest Generation's tax indemnity agreement with the former lease equity investor is still in effect. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 217 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2010. Midwest Generation had recorded a $50 million liability at March 31, 2010 for previous, pending and future claims.

The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Contingencies

New Source Review Lawsuit

Recent Developments

In March 2010, the Federal District Court for the Northern District of Illinois dismissed nine of the ten counts related to PSD requirements in the complaint filed by the US EPA and the State of Illinois against Midwest Generation, holding that, as a subsequent owner, Midwest Generation could not be held liable under the PSD provisions for modifications allegedly made by Commonwealth Edison, the prior owner of the Midwest Generation plants. The Court also dismissed the tenth count to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. The decision did not address (i) other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA, or (ii) the complaint in intervention filed by a group of Chicago-based environmental action groups, which also alleges opacity and particulate matter violations. The Court gave the plaintiffs a deadline of May 14, 2010 to amend their complaint.

On April 2, 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

Background

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

The owner participants of the Powerton and Joliet Stations have sought indemnification and defense from Midwest Generation and/or EME for costs and liabilities associated with these matters. EME responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Environmental Remediation

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at March 31, 2010 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future remediation costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Environmental Developments

For a more complete discussion of Midwest Generation's environmental contingencies, refer to "Item 1. Business—Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Environmental Compliance Plans and Costs

During the first quarter of 2010, Midwest Generation continued its permitting and planning activities for installation of SNCR technology on multiple units to meet the NOx portion of the CPS. In addition, work continues on analysis and evaluation of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Midwest Generation may combine the use of dry scrubbing using sodium-based sorbents with upgrades to unit particulate removal systems to meet environmental regulations.

Testing of FGD technology based on dry scrubbing with sodium-based sorbents demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation; however, further analysis and evaluation is required to determine the appropriate method to comply with the SO2 portion of the CPS. Use of FGD technology based on dry scrubbing with sodium-based sorbents in combination with Midwest Generation's use of low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of the plants. If Midwest Generation utilizes dry scrubbing with sodium-based sorbents to meet environmental regulations, it will likely need to upgrade its particulate removal systems.

Midwest Generation cannot predict what specific method of SO2 removal will be used or the total costs that will be incurred to comply with the CPS. A decision regarding whether or not to proceed with the above or other approaches to compliance remains subject to further analysis and the evaluation of factors, such as market conditions, regulatory and legislative developments, and forecasted capital and operating costs. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, the particular controls that will be installed, and the resulting capital commitments may not occur until 2012 for some of the units and potentially later for others. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Midwest Generation continues to evaluate various scenarios and cannot predict the extent of shutdowns and retrofits or the particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS.

Greenhouse Gas Regulation Developments

The nature of future environmental regulation and legislation will have a substantial impact on Midwest Generation. Midwest Generation believes that resolution of current uncertainties about the future, through well-balanced and appropriately flexible regulation and legislation, is needed to support the necessary evolution of the electric industry into using cleaner, more efficient infrastructure and to attract the capital ultimately needed for this effort. Legislative, regulatory, and legal developments related to potential controls over greenhouse gas emissions in the United States are ongoing. Actions to limit or reduce greenhouse gas emissions could significantly increase the cost of generating electricity from fossil fuels. Midwest Generation may not be able to recover these costs through market prices for electricity.

Note 8. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2010	2009

Cash paid
Interest	$27	$33

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

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

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 23 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. Readers are urged to read this entire quarterly report on Form 10-Q and carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2009, and as compared to the first quarter ended March 31, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

MANAGEMENT'S OVERVIEW

Introduction

Midwest Generation, a Delaware limited liability company, was formed for the purpose of owning or leasing, operating and selling capacity and energy from its power production facilities. Midwest Generation operates 5,776 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

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

 Overview of Operating Performance

Midwest Generation's first quarter 2010 net income was $69 million, compared to $83 million in the first quarter of 2009. The decrease in earnings of $14 million was due to lower average realized energy prices, driven by lower hedge prices. The decrease was partially offset by lower emission costs and higher capacity prices. The average realized energy price was $39.52/MWh during the first quarter of 2010 as compared to $47.77/MWh during first quarter of 2009. In addition, Midwest Generation recorded unrealized gains of $15 million during the first quarter of 2009 compared to $2 million in the first quarter of 2010.

Environmental Developments

Environmental Compliance Plans and Costs

During the first quarter of 2010, Midwest Generation continued its permitting and planning activities for installation of SNCR technology on multiple units to meet the NOx portion of the CPS. In addition, work continues on analysis and evaluation of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Midwest Generation may combine the use of dry scrubbing using sodium-based sorbents with upgrades to unit particulate removal systems to meet environmental regulations.

Midwest Generation cannot predict what specific method of SO2 removal will be used or the total costs that will be incurred to comply with the CPS. A decision regarding whether or not to proceed with the above or other approaches to compliance remains subject to further analysis and the evaluation of factors, such as market conditions, regulatory and legislative developments, and forecasted capital and operating costs. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, the particular controls that will be installed, and the resulting capital commitments may not occur until 2012 for some of the units and potentially later for others. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Midwest Generation continues to evaluate various scenarios and cannot predict the extent of shutdowns and retrofits or the particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS.

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2010	2009

Operating Revenues (in millions)	$379	$384

Statistics
Generation (in GWh):
Energy only contracts	8,212	5,756
Load requirements services contract	—	886

Total	8,212	6,642

Aggregate plant performance:
Equivalent availability	85.9%	82.7%
Capacity factor	69.6%	56.3%
Load factor	81.1%	68.1%
Forced outage rate	6.7%	7.0%
Average realized price/MWh:
Energy only contracts	$39.52	$47.77
Load requirements services contract	$—	$62.54
Capacity revenue only (in millions)	$47	$39
Average realized fuel costs/MWh	$16.63	$18.55

Statistical Definitions and Non-GAAP Disclosures

•
Generation from a load requirements services contract represents a load requirements services contract with Commonwealth Edison, awarded as part of an Illinois auction. The contract commenced on January 1, 2007 and expired in May 2009.

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

•
The average realized price for a load requirements service contract reflects the contract price for sales to Commonwealth Edison under the load requirements services contract that includes energy, capacity and ancillary services. It is determined by dividing (i) operating revenue related to the contract by (ii) generation.

•
The average realized energy price is presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenue less unrealized gains (losses) and other non-energy related revenue by (ii) generation as shown in the table below. Revenue related to capacity sales is excluded from the calculation of average realized energy price.

	Three Months Ended March 31,
(in millions)	2010	2009

Operating revenues	$379	$384
Less:
Load requirements services contract	—	(55)
Unrealized gains	(7)	(15)
Capacity and other revenues	(48)	(39)

Realized revenues	$324	$275

Generation—energy only contracts (in GWh)	8,212	5,756
Average realized energy price/MWh	$39.52	$47.77

•
The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel expenses. Management believes that average realized fuel costs are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons.

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended March 31,
(in millions)	2010	2009

Fuel expenses	$141	$123
Less:
Unrealized losses	(5)	—

Realized fuel expenses	$136	$123

Total generation (in GWh)	8,212	6,642
Average realized fuel costs/MWh	$16.63	$18.55

Seasonal Disclosure

Due to fluctuations in electric demand resulting from warmer weather during the summer months and cold weather during the winter months, electric revenues from the Midwest Generation plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Midwest Generation plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

Operating Revenues

Operating revenues decreased $5 million for the first quarter of 2010, compared to the first quarter of 2009, primarily due to lower energy revenues and lower unrealized gains related to hedge contracts, partially offset by higher capacity revenues. The decline in energy revenues was attributable to lower average realized energy prices due to lower hedge prices, offset by higher generation.

Included in operating revenues were unrealized gains of $7 million and $15 million for the first quarters of 2010 and 2009, respectively. Unrealized gains in 2010 were due to both the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges, and hedge contracts which are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized gains in 2009 were primarily due to hedge contracts which are not accounted for as cash flow hedges. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

Operating Expenses

Operating expenses increased $22 million for the first quarter of 2010, compared to the first quarter of 2009. Fuel expenses increased $18 million for the first quarter of 2010, compared to the first quarter of 2009. The increase was primarily attributable to higher generation partially offset by lower emission costs. Included in fuel expenses was $4 million and $19 million of annual NOx emission allowance costs during the first quarters of 2010 and 2009, respectively. The decline in annual NOx emission costs was due to lower market prices.

Other Income (Expense)

	Three Months Ended March 31,
(in millions)	2010	2009

Interest and other income (expense)	$(1)	$1
Interest income from affiliates	28	28
Interest expense	(12)	(17)

Total other income	$15	$12

Interest expense decreased $5 million for the first quarter of 2010, compared to the first quarter of 2009. The decrease was due to lower borrowings outstanding during the first quarter of 2010 on Midwest Generation's working capital facility and lower interest related to the Powerton-Joliet lease financing.

 Provision for Income Taxes

Midwest Generation had an effective income tax provision rate of 38% for each of the quarters ended March 31, 2010 and 2009. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

New Accounting Guidance

For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

Derivative Instruments

Unrealized Gains and Losses

Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel expenses. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses):

	Three Months Ended March 31,
(in millions)	2010	2009

Non-qualifying hedges	$(2)	$16
Ineffective portion of cash flow hedges	4	(1)

Total unrealized gains	$2	$15

At March 31, 2010, cumulative unrealized gains of $33 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($23 million for the remainder of 2010, $9 million for 2011, and $1 million for 2012).

Fair Value Disclosures

In determining the fair value of Midwest Generation's derivative positions, Midwest Generation uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Midwest Generation's derivative instruments, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements" and "—Note 3. Derivative Instruments and Risk Management," respectively, and refer to "Fair Value of Derivative Instruments" in Item 7 on page 48 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Midwest Generation's Liquidity

At March 31, 2010, Midwest Generation had cash and cash equivalents of $332 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also comprised of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

The following table summarizes the status of Midwest Generation's working capital facility at March 31, 2010:

(in millions)
Commitment	$500
Outstanding borrowings	—
Outstanding letters of credit	(3)

Amount available	$497

Lien-backed Hedge Contracts

Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margin. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features is in an asset position at March 31, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above. Midwest Generation received collateral deposits of $42 million from counterparties under these contracts at March 31, 2010.

Consolidated Cash Flow

At March 31, 2010, Midwest Generation had cash and cash equivalents of $332 million, compared to $237 million at December 31, 2009. Net working capital at March 31, 2010 was $436 million, compared to $344 million at December 31, 2009. The increase in working capital was primarily attributable to higher cash and cash equivalent balances.

Net cash provided by operating activities decreased $22 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 decrease was primarily attributable to the timing of cash receipts and disbursements related to working capital items.

Net cash used in financing activities increased $31 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 increase was due to $30 million of distributions paid to its parent.

Net cash used in investing activities decreased $5 million in the first quarter of 2010, compared to the first quarter of 2009. The 2010 decrease was due to lower capital expenditures.

Capital Expenditures

At March 31, 2010, the estimated capital expenditures through 2012 by Midwest Generation were as follows:

(in millions)	April through December 2010	2011	2012

Plant capital expenditures	$56	$79	$10
Environmental expenditures	88	75	—

Total	$144	$154	$10

Estimated plant capital expenditures relate to non-environmental projects such as boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear, and main power transformer replacement.

Estimated environmental expenditures include primarily expenditures related to SNCR equipment. Midwest Generation continues to review all technology and unit shutdown combinations, including interim and alternative compliance solutions. Expenditures, in addition to those included on the preceding table, are anticipated and could be material; however, the amounts and timing have not been determined. For additional discussion, see "Management's Overview—Environmental Developments" and refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Credit Facility and Other Covenants

Midwest Generation maintains a $500 million working capital facility that matures in June 2012, with an option to extend for up to two years. As a result of the recent credit ratings actions described under "—Credit Ratings," the margins applicable to the working capital facility increased 27.5 basis points. The interest rate on borrowings outstanding under this credit facility is currently LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million. As of March 31, 2010, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents with respect to Midwest Generation making payments under the leases. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At March 31, 2010, the debt to capitalization ratio was 0.16 to 1.

Midwest Generation is permitted to use its working capital facility and cash on hand to provide credit support for hedging transactions related to the Midwest Generation plants entered into by EMMT. Utilization of this credit facility in support of these hedging transactions provides additional liquidity support for implementation of Midwest Generation's contracting strategy for the Midwest Generation plants. In addition, Midwest Generation may grant liens on its property in support of hedging transactions associated with the Midwest Generation plants. For additional discussion, refer to "Credit Risk" in Item 7 on page 61 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Equity Distributions and Tax Payments

During the first quarters of 2010 and 2009, Midwest Generation made payments of $30 million and none, respectively, as equity distributions through Edison Mission Midwest Holdings. Midwest Generation did not make any payments pursuant to tax-allocation agreements during the first quarters of 2010 and 2009.

Powerton-Joliet Lease Payments

As part of the sale-leaseback of the Powerton Station and Units 7 and 8 of the Joliet Station, Midwest Generation loaned the proceeds to EME in exchange for promissory notes. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. There is no assurance that EME will have sufficient cash flow to meet these obligations. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. If EME fails to pay under its guarantee, including payments due under the Powerton-Joliet leases in the event that Midwest Generation could not make such payments, this would result in an event of default under the Powerton and Joliet leases. This event would have a material adverse effect on Midwest Generation.

Credit Ratings

Overview

Credit ratings for Midwest Generation, EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

Midwest Generation[1]	Ba1	B+	BB
EME[2]	B2	B-	B-
EMMT	Not Rated	B-	Not Rated

1
First priority senior secured rating.

2
Senior unsecured rating.

On March 12, 2010, Fitch lowered the credit ratings of Midwest Generation to BB from BBB- and EME to B- from BB-. On April 6, 2010, Moody's placed the credit ratings of Midwest Generation and EME under review for possible downgrade. On April 12, 2010, S&P lowered the credit ratings of Midwest Generation to B+ from BB- and EME and EMMT to B- from B. The S&P and Fitch ratings are on negative outlook. Midwest Generation cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

Midwest Generation's coal contracts include provisions that provide the right to request additional collateral to support payment obligations for delivered coal and may vary based on Midwest Generation's credit ratings.

 Credit Rating of EMMT

For a discussion of EMMT's credit rating and the credit support arrangements related to EMMT's forward sales of power from the Midwest Generation plants, refer to "Credit Rating of EMMT" in Item 7 on page 54 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations and Contingencies

Fuel Supply Contracts and Coal Transportation Agreements

For a discussion of fuel supply contracts and coal transportation agreements, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies—Commitments—Fuel Supply Contracts" and "—Coal Transportation Agreements."

New Source Review Lawsuit

For a discussion of the New Source Review Lawsuit, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies—Contingencies—New Source Review Lawsuit."

Off-Balance Sheet Transactions

For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 55 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations

For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report.

MARKET RISK EXPOSURES

For a detailed discussion of Midwest Generation's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 56 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Commodity Price Risk

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

The following table depicts the quarterly average historical market prices for energy per megawatt-hour for the first quarters of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Northern Illinois Hub	$34.53	$34.06

1
Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2010:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2010
April	$25.95
May	25.62
June	27.86
July	31.15
August	32.22
September	27.05
October	25.04
November	28.24
December	30.43
2011 calendar "strip"[2]	$30.85

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

2
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

EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub as of March 31, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010	2011	2012

MWh (in thousands)	14,354	9,708	1,632
Average price/MWh[1]	$42.97	$41.55	$41.15

1
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

In addition, as of March 31, 2010, EMMT had entered into 2.5 BCF of natural gas futures contracts (equivalent to approximately 408 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation at March 31, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

April 1, 2010 to May 31, 2010	5,776	(878)	4,898	5,329	$102.04	(431)	$99.23	$102.29
June 1, 2010 to May 31, 2011	5,477	(548)	4,929	4,929	174.29	—	—	174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46

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

Basis Risk

During the three months ended March 31, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 11% and 1%, respectively, compared to 16% and 1%, respectively, during the three months ended March 31, 2009.

Coal and Transportation Price Risk

The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at March 31, 2010 for the remainder of 2010 and the following two years:

	April through December 2010	2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	13.9	11.7	9.8

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $12.35 per ton at April 1, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

Midwest Generation has contractual agreements for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. Midwest Generation is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

Midwest Generation purchases (or sells) emission allowances for the Midwest Generation plants based on the amounts required for actual generation in excess of (or less than) the amounts allocated to the plants under applicable programs. In the event that actual emission allowances required are greater than allowances held, Midwest Generation is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of annual NOx allowances decreased to $992 per ton during the first quarter of 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for annual NOx allowances was $450 per ton at March 31, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

 Credit Risk

Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 87% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2010. Moody's rates PJM's debt Aa3. PJM, an independent system operator with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At March 31, 2010, Midwest Generation had no borrowings outstanding.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Midwest Generation's critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 on page 63 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Fair Value of Derivative Instruments" on page 48 and "Market Risk Exposures" on page 56 in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Derivative Instruments—Fair Value Disclosures" and "—Market Risk Exposures."

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of Midwest Generation's legal proceedings, refer to "Item 3. Legal Proceedings" on page 33 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to legal proceedings specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009, except as follows:

New Source Review Lawsuit

Recent Developments

In March 2010, the Federal District Court for the Northern District of Illinois dismissed nine of the ten counts related to PSD requirements in the complaint filed by the US EPA and the State of Illinois against Midwest Generation, holding that, as a subsequent owner, Midwest Generation could not be held liable under the PSD provisions for modifications allegedly made by Commonwealth Edison, the prior owner of the Midwest Generation plants. The Court also dismissed the tenth count to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. The decision did not address (i) other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA, or (ii) the complaint in intervention filed by a group of Chicago-based environmental action groups, which also alleges opacity and particulate matter violations. The Court gave the plaintiffs a deadline of May 14, 2010 to amend their complaint.

On April 2, 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

Background

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

The owner participants of the Powerton and Joliet Stations have sought indemnification and defense from Midwest Generation and/or EME for costs and liabilities associated with these matters. EME responded by recognizing its indemnity obligation and defense of the claims on terms consistent with its contractual obligations.

An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

ITEM 1A.    RISK FACTORS

For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 23 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. The risks described in Midwest Generation's annual report on Form 10-K and in this report are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended March 31, 2010, filed on May 7, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ JOHN P. FINNERAN, JR. John P. Finneran, Jr. Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 7, 2010