Form 10-Q
period 2010-06-30
MIDWEST GENERATION LLC
filed 2010-08-05
CIK 1134016

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        Number of units outstanding of the registrant's Membership Interests as of August 5, 2010: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

BACT	best available control technology
bcf	billion cubic feet
Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FGD	flue gas desulfurization
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Illinois EPA	Illinois Environmental Protection Agency
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Operating Revenues from Marketing Affiliate	$281	$340	$660	$724
Operating Expenses
Fuel	98	110	239	233
Plant operations	166	106	265	202
Depreciation and amortization	38	38	76	75
Administrative and general	7	5	12	10

Total operating expenses	309	259	592	520

Operating income (loss)	(28)	81	68	204

Other Income (Expense)
Interest and other income	28	30	55	59
Interest expense	(12)	(16)	(24)	(33)

Total other income	16	14	31	26

Income (loss) before income taxes	(12)	95	99	230
Provision (benefit) for income taxes	(3)	35	39	87

Net Income (Loss)	$(9)	$60	$60	$143

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net Income (Loss)	$(9)	$60	$60	$143
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Amortization of net loss included in expense, net of tax	—	1	—	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(34) and $(33) for the three months and $11 and $36 for the six months ended June 30, 2010 and 2009, respectively	(53)	(58)	17	51
Reclassification adjustments included in net income, net of income tax benefit of $24 and $1 for the three months and $30 and $22 for the six months ended June 30, 2010 and 2009, respectively	(37)	(2)	(46)	(35)

Other comprehensive income (loss)	(90)	(59)	(29)	17

Comprehensive Income (Loss)	$(99)	$1	$31	$160

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	June 30, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$245	$237
Due from affiliates	114	137
Fuel inventory	85	74
Spare parts inventory	35	34
Interest receivable from affiliate	55	55
Derivative assets	84	98
Intangible assets	10	11
Other current assets	14	31

Total current assets	642	677

Property, Plant and Equipment	4,454	4,394
Less accumulated depreciation and amortization	1,465	1,392

Net property, plant and equipment	2,989	3,002

Notes receivable from affiliate	1,346	1,348
Long-term derivative assets	9	24
Other assets	11	12

Total Assets	$4,997	$5,063

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$56	$39
Accrued liabilities	61	66
Due to affiliates	40	20
Interest payable	24	26
Derivative liabilities	6	19
Deferred taxes	15	43
Current portion of lease financing	111	120

Total current liabilities	313	333

Lease financing, net of current portion	611	665
Deferred taxes	182	167
Long-term derivative liabilities	13	4
Benefit plans and other long-term liabilities	157	149

Total Liabilities	1,276	1,318

Commitments and Contingencies (Note 7)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	185	180
Accumulated other comprehensive income	25	54

Total Member's Equity	3,721	3,745

Total Liabilities and Member's Equity	$4,997	$5,063

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities
Net income	$60	$143
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	77	76
Deferred taxes	6	34
Decrease in due to/from affiliates	42	79
Increase in inventory	(12)	(13)
Decrease in other assets	18	—
Decrease in intangible assets	1	18
Increase (decrease) in accounts payable and other current liabilities	11	(40)
Decrease in interest payable	(2)	(3)
Increase (decrease) in other liabilities	8	(1)
Increase in derivative assets and liabilities	(22)	(22)

Net cash provided by operating activities	187	271

Cash Flows From Financing Activities
Cash distributions to parent	(55)	(160)
Repayment of capital lease obligation	(63)	(61)

Net cash used in financing activities	(118)	(221)

Cash Flows From Investing Activities
Capital expenditures	(66)	(39)
Proceeds from sale of emission allowances	3	—
Repayment of loan to affiliate	2	2

Net cash used in investing activities	(61)	(37)

Net increase in cash and cash equivalents	8	13
Cash and cash equivalents at beginning of period	237	650

Cash and cash equivalents at end of period	$245	$663

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash Equivalents

Cash equivalents include money market funds totaling $219 million and $237 million at June 30, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Related Party

Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of income, was $28 million for both the second quarters of 2010 and 2009 and $56 million for both the six months ended June 30, 2010 and 2009.

Restricted Deposits

The total restricted deposits of $3 million at both June 30, 2010 and December 31, 2009 were included in other assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.

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

Accounting Guidance Not Yet Adopted

Recently issued accounting standards updates by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission that were effective after June 30, 2010 are not expected to have a material effect on Midwest Generation's consolidated results of operations or financial position.

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

Midwest Generation's assets and liabilities carried at fair value primarily consist of derivative contracts and money market funds. Derivative contracts are primarily commodity contracts for the purchase and sale of power and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange or over-the-counter traded.

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

Derivative contracts, valued based on forward market prices in active markets (Northern Illinois Hub peak and AEP/Dayton) adjusted for nonperformance risks, are classified as Level 2. EMMT obtains forward market prices from traded exchanges (Intercontinental Exchange Futures U.S. or New York Mercantile Exchange) and available broker quotes. Then, EMMT selects a primary source that best represents traded activity for each market to develop observable forward market prices in determining the fair value of these positions. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources that EMMT believes to provide the most liquid market for the commodity. EMMT considers broker quotes to be observable when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

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

In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $1 million at June 30, 2010.

The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of June 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value Money market funds[1]	$219	$—	$—	$—	$219

Derivatives
Electricity	$—	$85	$—	$(2)	$83
Natural gas	2	—	—	—	2
Fuel oil	8	—	—	—	8

Total derivatives	$10	$85	$—	$(2)	$93

Liabilities at Fair Value Derivatives
Electricity	$—	$(13)	$—	$(6)	$(19)

Total derivatives	$—	$(13)	$—	$(6)	$(19)

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value Money market funds[1]	$237	$—	$—	$—	$237

Derivatives
Electricity	$—	$134	$3	$(33)	$104
Natural gas	2	—	—	—	2
Fuel oil	16	—	—	—	16

Total derivatives	$18	$134	$3	$(33)	$122

Liabilities at Fair Value Derivatives
Electricity	$—	$(22)	$—	$(1)	$(23)

Total derivatives	$—	$(22)	$—	$(1)	$(23)

1
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

2
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Fair value at beginning of periods	$3	$7	$3	$1
Total realized/unrealized gains (losses)
Included in earnings[1]	—	1	2	26
Included in accumulated other comprehensive income	—	—	2	—
Purchases and settlements, net	(2)	(2)	(3)	(20)
Transfers in or out of Level 3	(1)	(4)	(4)	(5)

Fair value at June 30	$—	$2	$—	$2

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at June 30[1]	$(2)	$1	$(5)	$(3)

1
Reported in operating revenues on Midwest Generation's consolidated statements of income (loss).

Midwest Generation determines the fair value of transfers in and transfers out of each level at the end of each reporting period. Level 1 had no transfers in and out during the second quarter and six months ended June 30, 2010. Transfers in and out of Levels 2 and 3 were not significant during the second quarters and six months ended June 30, 2010 and 2009.

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Midwest Generation's consolidated balance sheets with offsetting changes recorded in the consolidated statements of income (loss). For transactions that qualify for accounting hedge treatment, the fair value is recognized, to the extent effective, on Midwest Generation's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

June 30, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	23,821	[1]	14,981	[3]
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	14,672	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[2]	—
Electricity	Congestion	Purchases	GWh	—		322	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		1.5
Fuel oil	Forwards/Futures	Sales	barrels	—		120,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		495,000

December 31, 2009

Electricity	Forwards/Futures	Sales	GWh	20,653	[1]	19,004	[3]
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	18,406	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]
Natural gas	Forwards/Futures	Sales	bcf	—		3.3
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		625,000

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

4
Congestion contracts include financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

June 30, 2010
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$102	$12	$114	$33	$16	$49	$65
Economic hedges	100	1	101	83	1	84	17

	202	13	215	116	17	133	82
Netting and collateral received[1]	(118)	(4)	(122)	(110)	(4)	(114)	(8)

Total	$84	$9	$93	$6	$13	$19	$74

December 31, 2009

Cash flow hedges	$152	$17	$169	$61	$4	$65	$104
Economic hedges	176	7	183	154	—	154	29

	328	24	352	215	4	219	133
Netting and collateral received[1]	(230)	—	(230)	(196)	—	(196)	(34)

Total	$98	$24	$122	$19	$4	$23	$99

1
Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$111	$268
Effective portion of changes in fair value	28	87
Reclassification from accumulated other comprehensive income to net income	(76)	(57)	Operating revenues

Accumulated other comprehensive income derivative gain at June 30	$63	$298

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at June 30, 2010 and 2009 were $39 million and $180 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of $1 million during each of the second quarters of 2010 and 2009, and $8 million and none during the six months ended June 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income (loss).

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of income (loss) is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location
(in millions)		2010	2009	2010	2009

Economic hedges	Operating revenue	$(2)	$6	$(4)	$19
	Fuel expense	(2)	14	(1)	14

Contingent Features/Credit Related Exposure

Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of June 30, 2010, EMMT had no borrowings outstanding under this revolving credit agreement.

Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at June 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Collateral Deposits

Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. Midwest Generation nets counterparty receivables and payables where balances exist under master netting arrangements. Midwest Generation presents the portion of its cash collateral deposits netted with its derivative positions on its consolidated balance sheets. Cash collateral received from others that was offset against derivative assets totaled $8 million and $34 million at June 30, 2010 and December 31, 2009, respectively.

 Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$68	$(14)	$54
Current period change	(29)	—	(29)

Balance at June 30, 2010	$39	$(14)	$25

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at June 30, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $41 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenue recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Midwest Generation's pension plans were $2.3 million for the six months ended June 30, 2010 and are estimated at $15.5 million for the last six months of 2010.

The following are components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Service cost	$3.1	$2.8	$6.2	$5.4
Interest cost	2.0	1.8	4.0	3.3
Expected return on plan assets	(1.6)	(1.2)	(3.2)	(2.2)
Amortization of prior service costs	0.1	0.1	0.1	0.1
Amortization of net loss	—	0.2	0.1	0.5

Total expense	$3.6	$3.7	$7.2	$7.1

 Postretirement Benefits Other Than Pensions

Contributions to Midwest Generation's postretirement benefits other than pensions were $0.3 million for the six months ended June 30, 2010 and are estimated at $0.3 million for the last six months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Service cost	$0.2	$0.3	$0.4	$0.5
Interest cost	0.6	0.6	1.1	1.2
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)
Amortization of net loss	—	0.1	0.1	0.3

Total expense	$0.7	$1.0	$1.4	$1.9

Note 6. Income Taxes

Midwest Generation had an effective income tax provision rate of 39% and 38% for the six months ended June 30, 2010 and 2009, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

At June 30, 2010, Midwest Generation had firm commitments to spend approximately $54 million during the remainder of 2010 on capital expenditures related to environmental improvements primarily related to SNCR equipment and non-environmental improvements such as boiler components, condenser tube replacements, a main power transformer and rail modifications. Midwest Generation intends to fund these expenditures through cash on hand and cash generated from operations.

Fuel Supply and Transportation Contracts

At June 30, 2010, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these commitments are estimated to aggregate $389 million, summarized as follows: $110 million for the remainder of 2010, $145 million in 2011, and $134 million in 2012.

At June 30, 2010, Midwest Generation had contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on committed coal volumes set forth in its fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $295 million, summarized as follows: $136 million for the remainder of 2010 and $159 million in 2011.

In addition to the above, in July 2010, Midwest Generation entered into additional contracts for the purchase of coal. These commitments, together with the estimated transportation costs under the existing agreements, are estimated to be $101 million for 2011.

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

Environmental Indemnities Related to the Midwest Generation Plants

In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review Lawsuit." The sale-leaseback participants have requested similar indemnification. Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 217 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at June 30, 2010. Midwest Generation had recorded a $49 million liability at June 30, 2010 for previous, pending and future claims.

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

In April 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. An August status hearing has been scheduled, at which time a schedule for responses to the amended complaints and other procedural matters will be determined.

Background

In August 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet BACT emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the U.S. Department of Justice, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

In August 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging claims substantially similar to those in the NOV. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond those required under the CPS. By order dated January 19, 2010, the Court allowed a group of Chicago-based environmental action groups to intervene in the case.

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

Environmental Remediation

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $3 million at June 30, 2010 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future remediation costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Environmental Developments

Environmental Compliance Plans and Costs

During the second quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has now received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS.

In addition, work continued on the possible employment of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation. Use of this technology in combination with low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on this work, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, at approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years. Midwest Generation expects to seek permits from the Illinois EPA for select initial units later this year.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

Climate Change

In June 2010, the US EPA finalized the PSD and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for CO2 equivalents in the final rule are as follows:

January - June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 - June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Petitions for judicial review of the GHG tailoring rule are to be submitted by August 2, 2010. Legal challenges to the GHG tailoring rule have been filed.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Illinois) and the District of Columbia to substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for issuance of a revised rule.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state and an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

Under the Transport Rule, each covered state would initially be subject to a federal implementation plan designed to reduce pollution that significantly contributed to nonattainment of, or interferes with the maintenance of, NAAQS in other states. States would be able to choose to develop state implementation plans to replace the federal implementation plans.

Comments on the Transport Rule will be due 60 days after its publication in the Federal Register. The Transport Rule is scheduled to be finalized in 2011. The Clean Air Interstate Rule will remain in place until that time. Midwest Generation believes that the US EPA's preferred approach to emissions allowance trading would provide allowance allocations which are adequate for the Midwest Generation plants based on projected emissions using the Illinois CPS allowable emission rates.

National Ambient Air Quality Standard for Sulfur Dioxide

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with Midwest Generation's expectations and is being taken into account in Midwest Generation's environmental compliance strategy. Revisions to state implementation plans to achieve compliance with the new standard are due to be submitted to the US EPA by February 2014. The US EPA anticipates that the deadline for attainment with the SO2 NAAQS will be August 2017 (five years after the US EPA intends to finalize initial determinations as to the areas of the country that are and are not in attainment with the primary SO2 NAAQS).

Hazardous Substances and Hazardous Waste Laws

In June 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require Midwest Generation to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations.

Note 8. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2010	2009

Cash paid
Interest	$27	$35
Income taxes	5	16

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2009, and as compared to the second quarter of 2009 and six months ended June 30, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

MANAGEMENT'S OVERVIEW

Introduction

Midwest Generation is a limited liability company engaged in the business of operating and selling energy and capacity from its six coal-fired electric generating plants and two peaker plants. Hedging activities in power markets are arranged by EMMT, on behalf of Midwest Generation.

This overview is presented in two sections:

•
Highlights of operating results, and

•
Environmental developments.

The overview is presented as an update to the overview presented in Midwest Generation's 2009 annual report on Form 10-K. For additional information on these topics, refer to "Management's Overview" on page 36 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

 Highlights of Operating Results

Midwest Generation's net income for the second quarter and six months ended June 30, 2010 decreased $69 million and $83 million, respectively, compared to the corresponding periods of 2009. The decreases in earnings were due to lower realized energy revenue and higher plant maintenance costs primarily attributed to scheduled plant outages during 2010. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter. Lower availability in 2010 compared to 2009 was also the result of deratings caused by transmission line tornado damage impacting the Powerton Station. In addition, Midwest Generation's results were impacted by $5 million and $3 million of unrealized losses during the second quarter and six months ended June 30, 2010, respectively, compared to unrealized gains of $19 million and $34 million during the second quarter and six months ended June 30, 2009, respectively.

Environmental Developments

Environmental Compliance Plans and Costs

During the second quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has now received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS.

In addition, work continued on the possible employment of FGD technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the low-sulfur coal employed by Midwest Generation. Use of this technology in combination with low-sulfur coal is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on this work, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, at approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years. Midwest Generation expects to seek permits from the Illinois EPA for select initial units later this year.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply with the CPS also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

 US EPA Developments

In June 2010, the US EPA published its final GHG tailoring rule, with less stringent statutory emissions thresholds for GHGs than those originally proposed in late 2009. Since the rule affects only new or modified sources, it is not expected to have any immediate effect on the Midwest Generation plants.

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is in line with Midwest Generation's expectations and is being taken into account in Midwest Generation's environmental compliance strategy.

In June and July of 2010, two proposed rules were published. The first proposed rule, known as the Transport Rule (a replacement for the Clean Air Interstate Rule), would substantially reduce power plant emissions of NOx and SO2 starting in 2012, with additional reductions in 2014, and would impose new limitations on emissions allowance trading. The second proposal relates to the handling of coal combustion wastes.

For further discussion, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies—Contingencies—Environmental Developments."

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues (in millions)	$281	$340	$660	$724

Statistics
Generation (in GWh):
Energy only contracts	5,430	6,361	13,642	12,117
Load requirements services contract	—	447	—	1,333

Total	5,430	6,808	13,642	13,450

Aggregate plant performance:
Equivalent availability	59.8%	78.5%	72.7%	80.6%
Capacity factor	45.5%	57.1%	57.5%	56.7%
Load factor	76.2%	72.7%	79.1%	70.3%
Forced outage rate	10.4%	5.7%	8.2%	6.4%
Average realized price/MWh:
Energy only contracts	$41.50	$41.38	$40.31	$44.41
Load requirements services contract	$—	$62.47	$—	$62.52
Capacity revenue only (in millions)	$58	$42	$105	$81
Average realized fuel costs/MWh	$17.55	$18.19	$16.99	$18.37

Statistical Definitions and Non-GAAP Disclosures

•
Load requirements services contract generation represents a load requirements services contract with Commonwealth Edison, awarded as part of an Illinois auction. The contract commenced on January 1, 2007 and expired in May 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$281	$340	$660	$724
Less:
Load requirements services contract	—	(28)	—	(83)
Unrealized (gains) losses	3	(5)	(4)	(20)
Capacity and other revenues	(58)	(44)	(106)	(83)

Realized revenues	$226	$263	$550	$538

Generation – energy only contracts (in GWh)	5,430	6,361	13,642	12,117
Average realized energy price/MWh	$41.50	$41.38	$40.31	$44.41

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

  (i) fuel expense adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Fuel expenses	$98	$110	$239	$233
Add back:
Unrealized gains (losses)	(2)	14	(7)	14

Realized fuel expenses	$96	$124	$232	$247

Total generation (in GWh)	5,430	6,808	13,642	13,450
Average realized fuel costs/MWh	$17.55	$18.19	$16.99	$18.37

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

Operating Revenues

Operating revenues decreased $59 million and $64 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The second quarter decrease was primarily attributable to lower energy revenues due to lower generation, partially offset by higher capacity revenues. The year-to-date decrease was primarily attributable to lower energy revenues due to lower average realized energy prices, partially offset by higher capacity revenues. Lower availability in 2010 compared to 2009 was the result of deratings caused by transmission line tornado damage impacting the Powerton Station.

Included in operating revenues were unrealized gains (losses) of $(3) million and $5 million for the second quarters of 2010 and 2009, respectively, and $4 million and $20 million for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 were due to both the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges, and hedge contracts which are not accounted for as cash flow hedges (referred to as economic hedges). Unrealized gains in 2009 were primarily due to economic hedge contracts that are accounted for on a mark-to-market basis. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

Operating Expenses

Operating expenses increased $50 million and $72 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. Fuel expenses decreased $12 million for the second quarter and increased $6 million for the six months ended June 30, 2010, compared to the corresponding periods of 2009. The second quarter decrease was primarily attributable to lower coal consumption due to lower generation and lower annual NOx emission allowance costs, partially offset by unrealized losses from oil futures contracts. The year-to-date increase was primarily attributable to realized and unrealized losses from oil futures contracts and higher mercury controls costs, partially offset by lower annual NOx emission allowance costs.

Included in fuel expenses were annual NOx emission allowance costs of $1 million and $13 million for the second quarters of 2010 and 2009, respectively, and $5 million and $31 million for the six months ended June 30, 2010 and 2009, respectively. Also included in fuel expenses were unrealized gains (losses) of $(2) million and $14 million for the second quarters of 2010 and 2009, respectively, and $(7) million and $14 million for the six months ended June 30, 2010 and 2009, respectively, due to oil futures contracts which were accounted for as economic hedges. The contracts hedge a portion of a fuel adjustment mechanism of a rail transportation contract.

Plant operations expenses increased $60 million and $63 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The increases were attributable to higher scheduled plant maintenance and overhaul related expenses due to the deferral of plant outages in 2009. Scheduled plant maintenance for 2010 was substantially completed in the second quarter.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Interest and other income (expense)	$—	$2	$(1)	$3
Interest income from affiliates	28	28	56	56
Interest expense	(12)	(16)	(24)	(33)

Total other income	$16	$14	$31	$26

Interest expense decreased $4 million and $9 million for the second quarter and six months ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The decreases were due to lower interest related to the Powerton-Joliet lease financing and lower borrowings outstanding during 2010 on Midwest Generation's working capital facility.

Provision for Income Taxes

Midwest Generation had an effective income tax provision rate of 39% and 38% for the six months ended June 30, 2010 and 2009, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Non-qualifying hedges	$(4)	$18	$(6)	$34
Ineffective portion of cash flow hedges	(1)	1	3	—

Total unrealized gains (losses)	$(5)	$19	$(3)	$34

At June 30, 2010, cumulative unrealized gains of $24 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($15 million for the remainder of 2010, $8 million for 2011, and $1 million for 2012).

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

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At June 30, 2010, Midwest Generation had cash and cash equivalents of $245 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also comprised of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

The following table summarizes the status of Midwest Generation's working capital facility at June 30, 2010:

(in millions)

Commitment	$500
Outstanding borrowings	—
Outstanding letters of credit	(3)

Amount available	$497

Lien-backed Hedge Contracts

Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margin. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features is in an asset position at June 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above. Midwest Generation received collateral deposits of $8 million from counterparties under these contracts at June 30, 2010.

Consolidated Cash Flow

At June 30, 2010, Midwest Generation had cash and cash equivalents of $245 million, compared to $237 million at December 31, 2009. Net cash provided by operating activities decreased $84 million in the first six months of 2010, compared to the first six months of 2009. The 2010 decrease was primarily attributable to lower net income and the timing of cash receipts and disbursements related to working capital items.

Net cash used in financing activities decreased $103 million in the first six months of 2010, compared to the first six months of 2009. The 2010 decrease was due to $55 million of distributions to its parent in 2010, as compared to $160 million in 2009.

Net cash used in investing activities increased $24 million in the first six months of 2010, compared to the first six months of 2009. The 2010 increase was due to an increase in capital expenditures.

 Capital Expenditures

At June 30, 2010, the forecasted capital expenditures through 2012 by Midwest Generation were as follows:

(in millions)	July through December 2010	2011	2012

Plant capital expenditures	$26	$79	$10
Environmental expenditures	93	145	78

Total	$119	$224	$88

Estimated plant capital expenditures relate to non-environmental projects such as boiler components, mill steam inerting projects, generator stator rewinds, 4Kv switchgear, and main power transformer replacement.

Estimated environmental expenditures include primarily expenditures related to SNCR equipment and $156 million for expenditures during the remainder of 2010 to 2012 to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Expenditures, in addition to those included on the preceding table, are anticipated and could be material; however, the amounts and timing have not been determined. For more information on Midwest Generation's current status of environmental improvements, see "Management's Overview—Environmental Developments." For further discussion of environmental regulations, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Credit Facility and Other Covenants

Midwest Generation maintains a $500 million working capital facility that matures in June 2012, with an option to extend for up to two years. As a result of credit ratings actions in 2010, the margins applicable to the working capital facility increased 27.5 basis points. The interest rate on borrowings outstanding under this credit facility is currently LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million. As of June 30, 2010, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At June 30, 2010, the debt to capitalization ratio was 0.16 to 1.

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

Equity Distributions and Tax Payments

The following table summarizes payments made by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Six Months Ended June 30,
(in millions)	2010	2009

Equity distributions	$55	$160
Tax payments under tax-allocation agreements	5	16

Total payments	$60	$176

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

Credit Ratings

Overview

On June 29, 2010, Moody's lowered the credit ratings of Midwest Generation to Ba2 from Ba1 and EME to B3 from B2. Midwest Generation cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

Contractual Obligations and Contingencies

Fuel Supply and Transportation Contracts

For a discussion of fuel supply contracts and coal transportation agreements, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies—Commitments—Fuel Supply and Transportation Contracts."

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

Environmental Matters and Regulations

For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as set forth in "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies—Contingencies—Environmental Developments."

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

The following table depicts the average historical market prices for energy per megawatt-hour for the first six months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Northern Illinois Hub	$33.44	$30.08

1
Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2010:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2010
July	$40.32
August	39.34
September	31.05
October	26.59
November	30.05
December	32.43
2011 calendar "strip"[2]	$32.75

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

EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub (including forward contracts accounted for on the accrual basis) as of June 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010	2011	2012

MWh (in thousands)	9,835	14,152	2,040
Average price/MWh[1]	$42.87	$37.93	$41.37

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

In addition, as of June 30, 2010, EMMT had entered into 1.5 bcf of natural gas futures contracts (equivalent to approximately 255 GWh of energy only contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation at June 30, 2010:

						Other Capacity Sales, Net of Purchases[2]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

July 1, 2010 to May 31, 2011	5,477	(548)	4,929	4,929	$174.29	—	$—	$174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
June 1, 2012 to May 31 , 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31 , 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73

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

The RPM auction capacity prices for the delivery period of June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the price of $27.73 per MW-day was substantially lower than other areas' capacity prices. The impact of lower capacity prices for this period compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices, which is uncertain.

 Basis Risk

During the six months ended June 30, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 11% and 1%, respectively, compared to 17% and less than 1%, respectively, during the six months ended June 30, 2009.

Coal and Transportation Price Risk

The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2010 for the remainder of 2010 and the following two years:

	July through December 2010	2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons1,[2]	10.2	11.7	9.8

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

2
In July 2010, Midwest Generation entered into additional contracts for the purchase of 3.9 million tons of coal for 2011.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $13.05 per ton at July 2, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

Midwest Generation has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. Midwest Generation is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

Midwest Generation purchases (or sells) emission allowances for the Midwest Generation plants based on the amounts required for actual generation in excess of (or less than) the amounts allocated to the plants under applicable programs. In the event that actual emission allowances required are greater than allowances held, Midwest Generation is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of annual NOx allowances decreased to $987 per ton during the six months ended June 30, 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for annual NOx allowances was $465 per ton at June 30, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

 Credit Risk

Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 84% of Midwest Generation's consolidated operating revenues for the six months ended June 30, 2010. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At June 30, 2010, Midwest Generation had no borrowings outstanding.

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

In April 2010, the US EPA formally issued to EME the same NOV that was issued to Midwest Generation in 2007. The transmittal letter stated that the action was based on a review of the asset purchase agreement for the Midwest Generation plants and that the NOV was being issued to EME as a successor in interest to Commonwealth Edison.

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. An August status hearing has been scheduled, at which time a schedule for responses to the amended complaints and other procedural matters will be determined.

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
101
Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	August 5, 2010