Form 10-Q
period 2010-09-30
MIDWEST GENERATION LLC
filed 2010-10-29
CIK 1134016

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        Number of units outstanding of the registrant's Membership Interests as of October 29, 2010: 100 units (all units held by an affiliate of the registrant).

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues from Marketing Affiliate	$444	$372	$1,104	$1,096
Operating Expenses
Fuel	151	164	390	397
Plant operations	92	89	354	291
Depreciation and amortization	39	37	115	112
Loss on disposal of assets	7	1	10	1
Administrative and general	3	5	15	15

Total operating expenses	292	296	884	816

Operating income	152	76	220	280

Other Income (Expense)
Interest and other income	29	28	84	87
Interest expense	(12)	(14)	(36)	(47)

Total other income	17	14	48	40

Income before income taxes	169	90	268	320
Provision for income taxes	61	36	100	123

Net Income	$108	$54	$168	$197

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Income	$108	$54	$168	$197
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Amortization of net loss included in expense, net of tax	—	—	—	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $25 and $1 for the three months and $36 and $37 for the nine months ended September 30, 2010 and 2009, respectively	39	3	56	54
Reclassification adjustments included in net income, net of income tax expense (benefit) of $1 and $(33) for the three months and $(29) and $(55) for the nine months ended September 30, 2010 and 2009, respectively	1	(48)	(45)	(83)

Other comprehensive income (loss)	40	(45)	11	(28)

Comprehensive Income	$148	$9	$179	$169

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, unaudited)
	September 30, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$293	$237
Due from affiliates	113	137
Fuel inventory	78	74
Spare parts inventory	36	34
Interest receivable from affiliate	28	55
Derivative assets	116	98
Intangible assets	5	11
Other current assets	31	31

Total current assets	700	677

Property, Plant and Equipment	4,456	4,394
Less accumulated depreciation and amortization	1,502	1,392

Net property, plant and equipment	2,954	3,002

Notes receivable from affiliate	1,343	1,348
Long-term derivative assets	24	24
Other assets	11	12

Total Assets	$5,032	$5,063

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$36	$39
Accrued liabilities	45	66
Due to affiliates	99	20
Interest payable	11	26
Derivative liabilities	5	19
Deferred taxes	39	43
Current portion of lease financing	109	120

Total current liabilities	344	333

Lease financing, net of current portion	556	665
Deferred taxes	174	167
Long-term derivative liabilities	3	4
Benefit plans and other long-term liabilities	156	149

Total Liabilities	1,233	1,318

Commitments and Contingencies (Note 7)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	223	180
Accumulated other comprehensive income	65	54

Total Member's Equity	3,799	3,745

Total Liabilities and Member's Equity	$5,032	$5,063

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Nine Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net income	$168	$197
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	116	114
Loss on disposal of assets	10	1
Deferred taxes	(3)	62
Other non-cash items	(3)	—
Decrease in due to/from affiliates	103	48
Increase in inventory	(6)	(15)
Decrease in interest receivable from affiliate	27	28
Increase in other assets	—	(11)
Decrease in intangible assets	6	29
Decrease in accounts payable and other current liabilities	(24)	(42)
Decrease in interest payable	(15)	(18)
Increase (decrease) in other liabilities	7	(4)
Increase in derivative assets and liabilities	(16)	(30)

Net cash provided by operating activities	370	359

Cash Flows From Financing Activities
Repayments of long-term debt	—	(200)
Cash distributions to parent	(125)	(160)
Repayment of capital lease obligation	(121)	(126)

Net cash used in financing activities	(246)	(486)

Cash Flows From Investing Activities
Capital expenditures	(76)	(56)
Proceeds from sale of emission allowances	3	—
Decrease in restricted deposits	—	1
Repayment of loan to affiliate	5	5

Net cash used in investing activities	(68)	(50)

Net increase (decrease) in cash and cash equivalents	56	(177)
Cash and cash equivalents at beginning of period	237	650

Cash and cash equivalents at end of period	$293	$473

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash Equivalents

Cash equivalents include money market funds totaling $281 million and $237 million at September 30, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months. For further discussion of money market funds, see Note 2—Fair Value Measurements.

Related Party

Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of income, was $28 million for both the third quarters of 2010 and 2009 and $84 million for both the nine months ended September 30, 2010 and 2009.

Restricted Deposits

The total restricted deposits of $3 million at both September 30, 2010 and December 31, 2009 were included in other assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.

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

Accounting Guidance Not Yet Adopted

Recently issued accounting standards updates by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission that were effective after September 30, 2010 are not expected to have a material effect on Midwest Generation's consolidated results of operations or financial position.

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

In assessing nonperformance risks, EMMT reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance. The fair value of derivative assets nonperformance risk was $1 million at September 30, 2010.

The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$281	$—	$—	$—	$281

Derivatives
Electricity	$—	$125	$—	$15	$140
Natural gas	1	—	—	(1)	—
Fuel oil	10	—	—	(10)	—

Total derivatives	$11	$125	$—	$4	$140

Liabilities at Fair Value
Derivatives
Electricity	$—	$(4)	$—	$(4)	$(8)

Total derivatives	$—	$(4)	$—	$(4)	$(8)

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[2]	Total

Assets at Fair Value
Money market funds[1]	$237	$—	$—	$—	$237

Derivatives
Electricity	$—	$134	$3	$(33)	$104
Natural gas	2	—	—	—	2
Fuel oil	16	—	—	—	16

Total derivatives	$18	$134	$3	$(33)	$122

Liabilities at Fair Value
Derivatives
Electricity	$—	$(22)	$—	$(1)	$(23)

Total derivatives	$—	$(22)	$—	$(1)	$(23)

1
Included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

2
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth a summary of changes in the fair value of Midwest Generation's Level 3 derivative contracts, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Fair value at beginning of periods	$—	$2	$3	$1
Total realized/unrealized gains (losses)
Included in earnings[1]	—	1	2	27
Included in accumulated other comprehensive income	—	—	2	—
Purchases and settlements, net	—	(1)	(3)	(21)
Transfers in or out of Level 3	—	—	(4)	(5)

Fair value at September 30	$—	$2	$—	$2

Change during the periods in unrealized gains (losses) related to derivative contracts, net held at September 30[1]	$—	$1	$(5)	$(3)

1
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Midwest Generation determines the fair value of transfers in and transfers out of each level at the end of each reporting period. Transfers in and out of Levels 1, 2 and 3 were not significant during the third quarters and nine months ended September 30, 2010 and 2009.

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

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

September 30, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	20,391	[1]	13,685	[3]
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	14,567	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[2]	—
Electricity	Congestion	Purchases	GWh	—		289	[4]
Natural gas	Forwards/Futures	Sales	bcf	—		0.6
Fuel oil	Forwards/Futures	Sales	barrels	—		150,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		495,000

December 31, 2009
Electricity	Forwards/Futures	Sales	GWh	20,653	[1]	19,004	[3]
Electricity	Forwards/Futures	Purchases	GWh	106	[1]	18,406	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[2]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[2]	2	[2]
Natural gas	Forwards/Futures	Sales	bcf	—		3.3
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		625,000

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

September 30, 2010
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$109	$25	$134	$3	$3	$6	$128
Economic hedges	87	6	93	82	6	88	5

	196	31	227	85	9	94	133
Netting and collateral received[1]	(80)	(7)	(87)	(80)	(6)	(86)	(1)

Total	$116	$24	$140	$5	$3	$8	$132

December 31, 2009

Cash flow hedges	$152	$17	$169	$61	$4	$65	$104
Economic hedges	176	7	183	154	—	154	29

	328	24	352	215	4	219	133
Netting and collateral received[1]	(230)	—	(230)	(196)	—	(196)	(34)

Total	$98	$24	$122	$19	$4	$23	$99

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

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing the information about the changes in the fair value of cash flow hedges and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$111	$268
Effective portion of changes in fair value	92	91
Reclassification from accumulated other comprehensive income to net income	(74)	(138)	Operating revenues

Accumulated other comprehensive income derivative gain at September 30	$129	$221

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at September 30, 2010 and 2009 were $79 million and $135 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of $1 million and $4 million during the third quarters of 2010 and 2009, and $9 million and $4 million during the nine months ended September 30, 2010 and 2009, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of income is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location
(in millions)		2010	2009	2010	2009

Economic hedges	Operating revenues	$4	$20	$—	$39
	Fuel costs	2	(2)	—	12

Contingent Features/Credit Related Exposure

Midwest Generation sells merchant energy and capacity and purchases its natural gas through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of September 30, 2010, EMMT had no borrowings outstanding under this revolving credit agreement.

Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at September 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Collateral Deposits

Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. Midwest Generation nets counterparty receivables and payables where balances exist under master netting arrangements. Midwest Generation presents the portion of its cash collateral deposits netted with its derivative positions on its consolidated balance sheets. Cash collateral received from others that was offset against derivative assets totaled none and $34 million at September 30, 2010 and December 31, 2009, respectively.

 Note 4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income

Balance at December 31, 2009	$68	$(14)	$54
Current period change	11	—	11

Balance at September 30, 2010	$79	$(14)	$65

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at September 30, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $66 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Midwest Generation's pension plans were $15.2 million for the nine months ended September 30, 2010 and are estimated at $1.9 million for the last three months of 2010.

The following are components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Service cost	$2.5	$2.8	$8.7	$8.2
Interest cost	1.9	1.7	5.9	5.0
Expected return on plan assets	(1.6)	(1.2)	(4.8)	(3.4)
Amortization of prior service costs	0.1	0.1	0.2	0.2
Amortization of net loss	(0.1)	0.3	—	0.8

Total expense	$2.8	$3.7	$10.0	$10.8

Postretirement Benefits Other Than Pensions

Contributions to Midwest Generation's postretirement benefits other than pensions were $0.4 million for the nine months ended September 30, 2010 and are estimated at $0.2 million for the last three months of 2010.

The following are components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	0.5	0.6	1.6	1.8
Amortization of prior service credit	(0.2)	(0.1)	(0.4)	(0.2)
Amortization of net loss	0.2	0.2	0.3	0.5

Total expense	$0.7	$0.9	$2.1	$2.8

Note 6. Income Taxes

Midwest Generation had an effective income tax provision rate of 37% and 38% for the nine months ended September 30, 2010 and 2009, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

Capital Improvements

At September 30, 2010, Midwest Generation had firm commitments to spend approximately $8 million during the remainder of 2010 on capital expenditures related to both environmental and non-environmental improvements. Midwest Generation intends to fund these expenditures through cash on hand and cash generated from operations.

Fuel Supply and Transportation Contracts

At September 30, 2010, Midwest Generation had fuel purchase commitments with various third-party suppliers for the purchase of coal. Based on the contract provisions, which consist of fixed prices, subject to adjustment clauses, these commitments are estimated to aggregate $382 million, summarized as follows: $55 million for the remainder of 2010, $193 million in 2011, and $134 million in 2012.

At September 30, 2010, Midwest Generation had contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the PRB. Accordingly, Midwest Generation's contractual obligations for transportation are based on committed coal volumes set forth in its fuel supply contracts. The minimum commitments under these contracts are estimated to aggregate $284 million, summarized as follows: $71 million for the remainder of 2010 and $213 million in 2011.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2011. There were approximately 220 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at September 30, 2010. Midwest Generation had recorded a $57 million liability at September 30, 2010 for previous, pending and future claims.

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

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. Midwest Generation and EME have filed a motion to dismiss the amended complaints, and a status hearing has been scheduled for February 2011.

Background

In August 2007, Midwest Generation received an NOV from the US EPA alleging that, beginning in the early 1990s and into 2003, Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the PSD requirements and of the New Source Performance Standards of the CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. At approximately the same time, Commonwealth Edison received an NOV substantially similar to the Midwest Generation NOV. Midwest Generation, Commonwealth Edison, the US EPA, and the U.S. Department of Justice, along with several Chicago-based environmental action groups, had discussions designed to explore the possibility of a settlement but no settlement resulted.

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

An adverse decision could involve penalties and remedial actions that could have a material adverse impact on the financial condition and results of operations of Midwest Generation at such time. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Environmental Remediation

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $4 million at September 30, 2010 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future remediation costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

Environmental Developments

Environmental Compliance Plans and Costs

During the third quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS, and is engaged with the Illinois EPA with respect to permitting the installation of equipment to meet required reductions for SO2.

Work continued on the possible use of flue gas desulfurization (FGD) technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the type of coal used by Midwest Generation. Use of this technology in combination with the type of coal employed by Midwest Generation is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on the work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and associated upgrading of particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

Climate Change

In June 2010, the US EPA finalized the PSD and Title V GHG tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for carbon dioxide equivalents in the final rule are as follows:

January – June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than GHGs
July 2011 – June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Numerous legal challenges to the GHG tailoring rule have been filed. As written, the rule applies to all sources meeting the thresholds that are built or modified after January 1, 2011. If controls are required to be installed at the Midwest Generation plants in the future in order to reduce GHG emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Illinois) and the District of Columbia to reduce power plant emissions of NOx and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule, which had been remanded to the US EPA in 2008 for revision.

The US EPA has proposed three possible approaches to emissions allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state, an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units.

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

Hazardous Substances and Hazardous Waste Laws

In June 2010, the US EPA published proposed regulations relating to coal combustion wastes. Two different proposed approaches are under consideration. The first approach, under which the US EPA would list these wastes as special wastes subject to regulation under Subtitle C of the Resource Conservation and Recovery Act (the section for hazardous wastes), could require Midwest Generation to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these wastes under Subtitle D of the Resource Conservation and Recovery Act (the section for nonhazardous wastes), is substantially similar to the requirements of existing regulations. Comments on the proposed regulations are due November 19, 2010.

Note 8. Supplemental Cash Flows Information

	Nine Months Ended September 30,
(in millions)	2010	2009

Cash paid
Interest	$51	$64
Income taxes	19	61

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2009, and as compared to the third quarter of 2009 and nine months ended September 30, 2009. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

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

 Highlights of Operating Results

Midwest Generation's net income for the third quarter ended September 30, 2010 increased $54 million, compared to the corresponding period of 2009. The third quarter increase in earnings was primarily attributable to an increase in realized energy prices, a gain from the sale of bankruptcy claims against Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings Inc., collectively referred to as Lehman, and higher capacity revenues, partially offset by unrealized losses in 2010. Energy and fuel related unrealized losses during the third quarter of 2010 were $14 million compared to none during the same period last year.

Midwest Generation's net income for the nine months ended September 30, 2010 decreased $29 million, compared to the corresponding period of 2009. The 2010 decrease in earnings was primarily attributable to an increase in plant maintenance costs during the first half of 2010, lower realized energy prices and unrealized losses in 2010 compared to unrealized gains in 2009, partially offset by higher capacity revenues, a gain from the sale of the bankruptcy claims discussed above, and lower emission allowance costs. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Energy and fuel related unrealized losses during the nine months ended September 30, 2010 were $17 million compared to unrealized gains of $34 million during the same period last year. Results for the nine months ended September 30, 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices. For additional information about market conditions, see "Market Risk Exposures."

Environmental Developments

Environmental Compliance Plans and Costs

During the third quarter of 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has received all necessary permits from the Illinois EPA allowing the installation of SNCR technology on multiple units to meet the NOx portion of the CPS, and is engaged with the Illinois EPA with respect to permitting the installation of equipment to meet required reductions for SO2.

Work continued on the possible use of flue gas desulfurization (FGD) technology using dry scrubbing with sodium-based sorbents as a method to comply with the SO2 portion of the CPS. Testing of this technology demonstrated significant reductions in SO2 emissions when using the type of coal used by Midwest Generation. Use of this technology in combination with the type of coal employed by Midwest Generation is expected to require substantially less capital and installation time than the spray dryer absorber technology originally contemplated, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. Also, the use of dry scrubbing with sodium-based sorbents to meet environmental regulations will likely require Midwest Generation to incur the costs of upgrading its particulate removal systems.

Based on the work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and associated upgrading of particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If completed, these expenditures would be incurred over multiple years.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation may defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others.

US EPA Developments

For information regarding recent developments in environmental regulations, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies—Contingencies—Environmental Developments."

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues (in millions)	$444	$372	$1,104	$1,096

Statistics
Generation (in GWh)
Energy contracts	8,449	8,272	22,091	20,389
Load requirements services contract	—	—	—	1,333

Total	8,449	8,272	22,091	21,722

Aggregate plant performance
Equivalent availability	91.7%	90.1%	79.4%	83.8%
Capacity factor	70.0%	68.6%	61.7%	60.7%
Load factor	76.4%	76.1%	77.8%	72.4%
Forced outage rate	5.4%	5.3%	6.9%	6.0%
Average realized price/MWh
Energy contracts	$42.09	$38.74	$40.99	$42.11
Load requirements services contract	$—	$—	$—	$62.52
Capacity revenues only (in millions)	$79	$49	$184	$130
Average realized fuel costs/MWh	$18.08	$19.57	$17.41	$18.82

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

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by North American Reliability Corporation (NERC). Examples include floods, tornado damage and transmission outages.

•
The average realized price for a load requirements services contract reflects the contract price for sales to Commonwealth Edison under the load requirements services contract that includes energy, capacity and ancillary services. It is determined by dividing (i) operating revenues related to the contract by (ii) generation.

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

The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales and PJM fees and ancillary services. It is determined by dividing (i) operating revenues less unrealized gains (losses) and other non-energy related revenues by (ii) generation as shown in the table below. Revenues related to capacity sales are excluded from the calculation of average realized energy price.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating revenues	$444	$372	$1,104	$1,096
Less:
Load requirements services contract	—	—	—	(83)
Unrealized (gains) losses	16	(2)	12	(22)
Capacity and other revenues[1]	(104)	(49)	(210)	(132)

Realized revenues	$356	$321	$906	$859

Generation – energy contracts (in GWh)	8,449	8,272	22,091	20,389
Average realized energy price/MWh	$42.09	$38.74	$40.99	$42.11

1
A gain from the sale of the bankruptcy claims against Lehman is included in the three and nine months ended September 30, 2010.
•
The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel costs. Management believes that average realized fuel costs are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons.

  The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Fuel costs	$151	$164	$390	$397
Add back:
Unrealized gains (losses)	2	(2)	(5)	12

Realized fuel costs	$153	$162	$385	$409

Total generation (in GWh)	8,449	8,272	22,091	21,722
Average realized fuel costs/MWh	$18.08	$19.57	$17.41	$18.82

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

Operating Revenues

Operating revenues increased $72 million for the third quarter and $8 million for the nine months ended September 30, 2010, compared to the corresponding periods of 2009. The third quarter increase was primarily attributable to an increase in realized energy prices, a gain from the sale of the bankruptcy claims against Lehman, and higher capacity revenues, partially offset by unrealized losses in the third quarter of 2010 compared to unrealized gains in the same period of 2009.

During the third quarter of 2010, Midwest Generation sold its claims against Lehman and recorded a gain of $24 million. The claims originated from power contracts that were terminated in 2008 due to the bankruptcy of Lehman. During 2008, Midwest Generation dedesignated the contracts as cash flow hedges due to nonperformance risks and recorded unrealized losses of $24 million.

The year-to-date increase in operating revenues was primarily attributable to higher capacity revenues and a gain from the sale of the bankruptcy claims discussed above, partially offset by lower energy revenues and unrealized losses in 2010 compared to unrealized gains in 2009. The decline in energy revenues was primarily due to lower average realized energy prices during the nine months ended September 30, 2010.

Included in operating revenues were unrealized gains (losses) of $(16) million and $2 million for the third quarters of 2010 and 2009, respectively, and $(12) million and $22 million for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily due to economic hedge contracts that are accounted for on a mark-to-market basis. For more information regarding forward market prices and unrealized gains (losses), see "Market Risk Exposures—Commodity Price Risk" and "Results of Operations—Derivative Instruments," respectively.

Operating Expenses

Operating expenses decreased $4 million for the third quarter and increased $68 million for the nine months ended September 30, 2010, compared to the corresponding periods of 2009. Fuel costs decreased $13 million for the third quarter and $7 million for the nine months ended September 30, 2010, compared to the corresponding periods of 2009. The third quarter decrease was primarily attributable to lower annual NOx emission allowance costs, partially offset by higher coal consumption due to higher generation. The year-to-date decrease was primarily attributable to lower annual NOx emission allowance costs, partially offset by realized and unrealized losses from oil futures contracts and higher costs related to activated carbon, which is used to reduce mercury emissions.

Included in fuel costs were annual NOx emission allowance costs of $4 million and $16 million for the third quarters of 2010 and 2009, respectively, and $9 million and $47 million for the nine months ended September 30, 2010 and 2009, respectively. Also included in fuel costs were unrealized gains (losses) of $2 million and $(2) million for the third quarters of 2010 and 2009, respectively, and $(5) million and $12 million for the nine months ended September 30, 2010 and 2009, respectively, due to oil futures contracts which were accounted for as economic hedges related to a fuel adjustment mechanism of a rail transportation contract.

Plant operations expenses increased $3 million for the third quarter and $63 million for the nine months ended September 30, 2010, compared to the corresponding periods of 2009. The year-to-date increase was attributable to higher scheduled plant maintenance and overhaul related expenses in the first half of 2010 due to the deferral of plant outages in 2009.

Loss on disposal of assets of $7 million for the third quarter and $10 million for the nine months ended September 30, 2010 primarily relates to the retirement of assets at the Powerton Station due to plant maintenance activities.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Interest and other income	$1	$—	$—	$3
Interest income from affiliates	28	28	84	84
Interest expense	(12)	(14)	(36)	(47)

Total other income	$17	$14	$48	$40

Interest expense decreased $2 million and $11 million for the third quarter and nine months ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The decreases were due to lower interest related to the Powerton-Joliet lease financing and lower borrowings outstanding during 2010 on Midwest Generation's working capital facility.

 Provision for Income Taxes

Midwest Generation had an effective income tax provision rate of 37% and 38% for the nine months ended September 30, 2010 and 2009, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

New Accounting Guidance

For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

Derivative Instruments

Unrealized Gains and Losses

Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The results of derivative activities are recorded as part of cash flows from operating activities on the consolidated statements of cash flows. The following table summarizes unrealized gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Non-qualifying hedges	$(12)	$(4)	$(18)	$30
Ineffective portion of cash flow hedges	(2)	4	1	4

Total unrealized gains (losses)	$(14)	$—	$(17)	$34

At September 30, 2010, cumulative unrealized gains of $10 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($3 million for the remainder of 2010, $6 million for 2011, and $1 million for 2012).

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

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At September 30, 2010, Midwest Generation had cash and cash equivalents of $293 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also comprised of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

The following table summarizes the status of Midwest Generation's working capital facility at September 30, 2010:

(in millions)

Commitment	$500
Outstanding letters of credit	(3)

Amount available	$497

Expenditures for NOx and SO2 controls through 2012 (estimated at $315 million), are anticipated to be funded through operating cash flow and available credit facilities. Midwest Generation has not yet committed to the completion of environmental compliance activities for all the Midwest Generation plants. Depending upon the facilities selected to be retrofit and the timing of funding requirements beyond the near term, Midwest Generation may utilize operating cash flow or seek debt financing to fund capital expenditures.

Lien-backed Hedge Contracts

Midwest Generation has entered into hedge contracts directly with third parties that provide a lien on Midwest Generation's assets in lieu of margin. The hedge contracts require Midwest Generation to comply with the terms and conditions of its credit facility, including financial covenants that are described further in "—Credit Facility and Other Covenants." Furthermore, the hedge contracts include provisions relating to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure of Midwest Generation to comply with these provisions would result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of hedge contracts with credit-risk related contingent features is in an asset position at September 30, 2010 and, accordingly, the contingent features described above do not currently have a liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above. Midwest Generation has not received any collateral deposits from counterparties under these contracts at September 30, 2010.

Small Business Jobs Act of 2010

In September 2010, the Small Business Jobs Act of 2010 extended the 50% bonus depreciation provision for an additional year to include property purchased and placed into service by December 31, 2010. Midwest Generation expects that certain capital expenditures incurred during 2010 will qualify for the accelerated bonus depreciation, which would provide additional cash flow benefits, primarily in 2011, estimated to be approximately $11 million.

 Consolidated Cash Flow

At September 30, 2010, Midwest Generation had cash and cash equivalents of $293 million, compared to $237 million at December 31, 2009. Net cash provided by operating activities increased $11 million in the first nine months of 2010, compared to the first nine months of 2009. Lower net income in 2010 was offset by the timing of cash receipts and disbursements related to working capital items.

Net cash used in financing activities decreased $240 million in the first nine months of 2010, compared to the first nine months of 2009. The 2010 decrease was due to $125 million of distributions to its parent in 2010, as compared to $160 million in 2009, and $200 million of repayments on Midwest Generation's working capital facility in 2009.

Net cash used in investing activities increased $18 million in the first nine months of 2010, compared to the first nine months of 2009. The 2010 increase was due to an increase in capital expenditures.

Capital Expenditures

At September 30, 2010, forecasted capital expenditures through 2012 by Midwest Generation were as follows:

(in millions)	October through December 2010	2011	2012

Plant capital expenditures	$18	$38	$22
Environmental expenditures	32	151	132

Total	$50	$189	$154

Estimated plant capital expenditures relate to non-environmental projects such as boiler components, generator stator rewinds, 4Kv switchgear, and main power transformer replacement.

Estimated environmental expenditures include primarily expenditures related to SNCR equipment and $174 million for expenditures during the remainder of 2010 to 2012 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Expenditures, in addition to those included on the preceding table, are anticipated and could be material; however, the amounts and timing have not been determined. For more information on Midwest Generation's current status of environmental improvements, see "Management's Overview—Environmental Developments." For further discussion of environmental regulations, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Credit Facility and Other Covenants

Midwest Generation maintains a $500 million working capital facility that matures in June 2012, with an option to extend for up to two years. As a result of credit ratings actions in 2010, the margins applicable to the working capital facility increased 27.5 basis points. The interest rate on borrowings outstanding under this credit facility is currently LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million. As of September 30, 2010, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At September 30, 2010, the debt to capitalization ratio was 0.15 to 1.

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

Equity Distributions and Tax Payments

The following table summarizes payments made by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Nine Months Ended September 30,
(in millions)	2010	2009

Equity distributions	$125	$160
Tax payments under tax-allocation agreements	19	61

Total payments	$144	$221

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

Credit Ratings

Overview

Credit ratings for Midwest Generation, EME and EMMT as of September 30, 2010 are as follows:

	Moody's Rating	S&P Rating	Fitch Rating

Midwest Generation[1]	Ba2	B+	BB
EME[2]	B3	B-	B-
EMMT	Not Rated	B-	Not Rated

1
First priority senior secured rating.

2
Senior unsecured rating.

Midwest Generation cannot provide assurance that its current credit ratings or the credit ratings of its affiliates will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

The following table depicts the average historical market prices for energy per megawatt-hour for the first nine months of 2010 and 2009:

	24-Hour Average Historical Market Prices[1]
	2010	2009

Northern Illinois Hub	$35.02	$28.62

1
Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2010:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2010
October	$23.93
November	25.76
December	28.84
2011 calendar "strip"[2]	$29.86
2012 calendar "strip"[2]	$31.89

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

2
Market price for energy purchases for the entire calendar year.

Forward prices for the 2011 calendar strip indicated on the preceding table have decreased from December 31, 2009 prices of $34.73 for the Northern Illinois Hub. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub (including forward contracts accounted for on the accrual basis) as of September 30, 2010 for electricity expected to be generated during the remainder of 2010 and in 2011 and 2012:

	2010	2011	2012

MWh (in thousands)	5,341	13,318	2,746
Average price/MWh[1]	$41.94	$37.66	$37.29

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

In addition, as of September 30, 2010, EMMT had entered into 0.6 bcf of natural gas futures contracts (equivalent to approximately 102 GWh of energy contracts using a ratio of 6 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks during 2010 at an equivalent average energy price of approximately $38.40/MWh.

The decline in 2010 market prices will impact realized energy and hedge prices in 2011 and 2012 and could have a material impact on 2011 and 2012 results.

Through October 25, 2010, offsetting positions were entered into to reduce the hedge position of Midwest Generation's operations. The reduction in the hedge position was 2,448 MWh (in thousands) with an average price of $37.12/MWh.

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2010:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

October 1, 2010 to May 31, 2011	5,477	(548)	4,929	4,929	$174.29	—	$—	$174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	110.00	400	85.00	107.99
June 1, 2012 to May 31 , 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31 , 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73

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

The RPM auction capacity prices for the delivery periods of June 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 and $27.73 per MW-day were substantially lower than other areas' capacity prices. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices, which is uncertain.

Basis Risk

During the nine months ended September 30, 2010, transmission congestion in PJM has resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 10% and 1%, respectively, compared to 15% and less than 1%, respectively, during the nine months ended September 30, 2009.

Coal and Transportation Price Risk

The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2010 for the remainder of 2010 and the following two years:

	October through December 2010	2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	5.4	15.6	9.8

1
The amount of coal under contract in tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices. The market price of PRB coal increased to a price of $14.75 per ton at October 1, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration.

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

Emission Allowances Price Risk

Midwest Generation purchases (or sells) emission allowances for the Midwest Generation plants based on the amounts required for actual generation in excess of (or less than) the amounts allocated to the plants under applicable programs. In the event that actual emission allowances required are greater than allowances held, Midwest Generation is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of annual NOx allowances decreased to $987 per ton during the nine months ended September 30, 2010 from $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for annual NOx allowances was $335 per ton at September 30, 2010.

For a discussion of environmental regulations related to emissions, refer to "Environmental Matters and Regulations" in Item 1 on page 13 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2009.

Credit Risk

Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 83% of Midwest Generation's consolidated operating revenues for the nine months ended September 30, 2010. Moody's rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At September 30, 2010, Midwest Generation had no borrowings outstanding.

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

In June 2010, the US EPA, the State of Illinois, and several environmental groups filed amended complaints in the New Source Review litigation. The amended complaints are similar to the prior complaints, but seek to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. Midwest Generation and EME have filed a motion to dismiss the amended complaints, and a status hearing has been scheduled for February 2011.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description

4.15.1	First Amended and Restated Collateral Trust Agreement, dated as of June 29, 2007, among Midwest Generation, LLC, the Obligors from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, and Wilmington Trust Company, as Collateral Trustee.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ John P. Finneran, Jr. John P. Finneran, Jr. Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	October 29, 2010