Form 10-K
period 2010-12-31
MIDWEST GENERATION LLC
filed 2011-02-28
CIK 1134016

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2010: $0. Number of units outstanding of the registrant's Membership Interests as of February 28, 2011: 100 units (all units held by an affiliate of the registrant).

        The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

v

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

•
the cost and availability of fuel, sorbents, and other commodities used for power generation and emission controls, and of related transportation services;

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the electricity industry generally, including market structure rules and price mitigation strategies adopted by independent system operators and regional transmission organizations;

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

•
effects of legal proceedings, including the New Source Review lawsuit discussed in this annual report, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•
general political, economic and business conditions.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ARO(s)	asset retirement obligation(s)
BART	best available retrofit technology
bcf	billion cubic feet
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
Illinois EPA	Illinois Environmental Protection Agency
ISO(s)	independent system operator(s)
kV	kilovolt
Lehman Brothers	Lehman Brothers Commodity Services, Inc. (filed for bankruptcy on October 3, 2008) and Lehman Brothers Holdings, Inc. (filed for bankruptcy on September 15, 2008)
LIBOR	London Interbank Offered Rate
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
SIP(s)	state implementation plan(s)
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
Transport Rule	Clean Air Transport Rule
US EPA	United States Environmental Protection Agency

PART I

ITEM 1.  BUSINESS

Overview

Midwest Generation was formed on July 12, 1999 as a Delaware limited liability company with Edison Mission Midwest Holdings Co. as the sole owner. Edison Mission Midwest Holdings is a wholly owned subsidiary of Midwest Generation EME, LLC, which is in turn a wholly owned subsidiary of EME. EME is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of owning or leasing, making improvements to, and operating and selling the capacity and energy of, the power generation assets it purchased from Commonwealth Edison, which are referred to as the Midwest Generation plants. Midwest Generation acquired the Midwest Generation plants on December 15, 1999.

As of December 31, 2010, Midwest Generation operated 5,477 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•
six coal-fired generating plants consisting of 5,172 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site, oil-fired generating peakers consisting of 305 MW.

Midwest Generation is a party to a contract with EMMT, an EME subsidiary engaged in asset management and trading activities, under which EMMT sells energy and capacity from the Midwest Generation plants into the wholesale market, engages in hedging activities and provides scheduling and other services. Midwest Generation is also a party to a revolving credit agreement with EMMT under which it can make revolving loans to, or have letters of credit issued on behalf of, EMMT in order to provide credit support for forward contracts. EMMT has the ability to enter into fuel hedging arrangements, on Midwest Generation's behalf.

In August 2000, Midwest Generation completed a sale-leaseback transaction with respect to the Powerton and Joliet power facilities to third-party lessors for an aggregate purchase price of $1.367 billion. In connection with this transaction, Midwest Generation facilitated the issuance of lessor debt of $1.147 billion in Pass-Through Certificates which were registered with the Securities and Exchange Commission.

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

Description of the Industry

Electric Power Industry

The United States electric industry, including companies engaged in providing generation, transmission, distribution and retail sales and service of electric power, has undergone significant deregulation over the last three decades, which has led to increased competition, especially in the generation sector. See further discussion of regulations under "Regulatory Matters."

In areas where ISOs and RTOs have been formed, market participants have open access to transmission service typically at a system-wide rate. ISOs and RTOs may also operate real-time and day-ahead energy and ancillary service markets, which are governed by FERC-approved tariffs and market rules. The development of such organized markets into which independent power producers are able to sell has reduced their dependence on bilateral contracts with electric utilities. In addition, capacity markets in various regional wholesale power markets compensate supply resources for the capability to supply electricity when needed, and demand resources for the electricity they avoid using.

Wholesale Markets

Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Thus, Midwest Generation is subject to market risks related to the price of energy and capacity from the Midwest Generation plants. Power generated at the Midwest Generation plants is primarily sold into PJM, an RTO which includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. Sales may also be made from PJM into the Midwest Independent Transmission System Operator (MISO) RTO, which includes all or parts of Illinois, Wisconsin, Indiana, Michigan, Ohio, and other states in the region.

PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM requires all load-serving entities and generators, such as Midwest Generation, to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM's capacity markets have a single market-clearing price for each capacity zone. In May of every year, PJM conducts an annual capacity auction (RPM) to commit generation, energy efficiency, and demand side resources three years forward, and to provide a long-term pricing signal for capacity resources.

 Competition

Midwest Generation is subject to competition from energy marketers, public utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. These companies may have competitive advantages as a result of scale, the location of their generation facilities or other factors. Some of Midwest Generation's competitors have a lower cost of capital than most independent power producers and, in the case of utilities, are often able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

State and local environmental regulations, particularly those that impose stringent state specific emission limits, could put the Midwest Generation plants at a disadvantage compared with competing power plants operating in nearby states and subject to less stringent state emission limits or to federal emission limits alone, and the CPS could put these plants at a disadvantage compared with competing plants not subject to similar regulations. Potential future climate change regulations could also put Midwest Generation's coal-fired plants at a disadvantage compared to both power plants utilizing other fuels and utilities that may be able to recover climate change compliance costs through rate-base mechanisms. In addition, the ability of these plants to compete may be affected by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources.

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

The Joliet Station

The Joliet Station is located in Joliet, Will County, Illinois, approximately 40 miles southwest of Chicago on an approximately 467-acre site. The operating units comprising the Joliet Station are referred to as Units 6, 7 and 8. Only Units 7 and 8 are subject to the sale-leaseback transaction described in this annual report. The operation of Units 6, 7 and 8 began in 1959, 1965 and 1966, respectively. Joliet Unit 6 is a 290 MW coal-fired unit located adjacent to, but across the Des Plaines River from, Joliet Units 7 and 8. Joliet Units 7 and 8 are coal-fired and have a combined capacity of 1,036 MW.

 The Powerton Station

The Powerton Station is a 1,538 MW coal-fired station located in Pekin, Tazwell County, Illinois on an approximately 568-acre site. The Powerton Station is subject to the sale-leaseback transaction described in this annual report. The site also includes an approximately 1,440-acre lake. The operating units comprising the Powerton Station are referred to as Units 5 and 6 and began operations in 1972 and 1975, respectively.

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

The Will County Station

The Will County Station is a 761 MW coal-fired power plant located in Romeoville, Will County, Illinois. The Will County Station is located on approximately 215 acres, inclusive of the switchyard. The operating units comprising the Will County Station are referred to as Units 3 and 4 and began operations between 1955 and 1963. Midwest Generation shut down permanently Units 1 and 2 representing 299 MW of capacity, on December 29, 2010.

On-Site Peaking Facilities

The on-site peaking units consist of 305 MW at Fisk and Waukegan, which were commissioned in 1968. The Fisk and Waukegan peaking units burn fuel oil. Natural gas is used by the Fisk peaking unit for ignition. Natural gas is purchased in the monthly and daily spot markets and is shipped at the seller's risk to Chicago. Peoples Gas provides delivery services, including balancing storage, to the site under tariffs approved by the Illinois Commerce Commission.

Transmission

Station units at Will County, Crawford, Waukegan, and Joliet Unit 6 are connected to Commonwealth Edison's 138 kV transmission systems. The Fisk Station is connected via various circuit breakers and transformers to transmission substations. The Joliet Units 7 and 8, subject to the sale-leaseback transaction described in this annual report, and the two Powerton units deliver their power into Commonwealth Edison's 345 kV transmission system. The Midwest Generation plants are generally dispatched into the PJM market, and sales may also be made from PJM into the MISO.

Significant Customers

For a discussion of significant customers, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Derivative Instruments and Hedging Activities—Credit Risk."

 Fuel Supply

The Midwest Generation plants purchase coal from several suppliers located in the Southern PRB of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation and ranges between 17.5 million to 19.5 million tons. Coal is transported under long-term transportation agreements with Union Pacific Railroad and various short-haul carriers. Midwest Generation's long-term rail transportation contract with Union Pacific Railroad expires at the end of 2011. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Coal and Transportation Price Risk." As of December 31, 2010, Midwest Generation leased approximately 3,900 railcars to transport the coal from the mines to the generating stations, and the leases have remaining terms that range from less than one year to nine years, with options to extend the leases or purchase some railcars at the end of the lease terms.

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

Emission Allowances

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the CAIR, the Midwest Generation plants are required to hold seasonal and annual NOx allowances. As part of the acquisition of the Midwest Generation plants, Midwest Generation obtained emission allowance rights that have been or are allocated to these facilities. Midwest Generation purchases (or sells) emission allowances based on the amounts required for actual generation in excess of (or less than) the amounts allocated under these programs. Future regulations, including the Transport Rule, may impact future emission allowance allocations and may require Midwest Generation to purchase additional allowances in amounts that could be significant.

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

 Seasonality

Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from the Midwest Generation plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Midwest Generation plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

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

Federal Power Act

The FERC has exclusive jurisdiction over the rates, terms and conditions of wholesale sales of electricity and transmission services in interstate commerce (other than transmission that is "bundled" with retail sales), including ongoing, as well as initial, rate jurisdiction. Rates may be based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be workably competitive, may be market based. Previously approved rates may also be revoked or modified by the FERC after notice and opportunity for hearing.

The FERC also has jurisdiction over the sale or transfer of specified assets, including wholesale power sales contracts and generation facilities and, in some cases, jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates. Dispositions of Midwest Generation's jurisdictional assets and certain types of financing arrangements may require FERC approval.

Midwest Generation, an exempt wholesale generator (EWG), is subject to the FERC's ratemaking jurisdiction under the Federal Power Act, but has been authorized to sell power at market-based rates to purchasers which are not affiliated electric utility companies as long as the absence of market power is shown. If Midwest Generation were to lose its EWG status, defaults under the covenants in Midwest Generation's agreements could be triggered.

 Reliability Standards

NERC establishes and enforces reliability standards for the bulk power system. Midwest Generation believes it has taken appropriate steps to be compliant with current NERC reliability standards that apply to its operations.

Transmission of Wholesale Power

Midwest Generation utilizes power lines owned by others for the transmission of electricity. The prices and other terms and conditions of transmission contracts are regulated by the FERC when the entity providing the transmission service is subject to FERC jurisdiction.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") provides the Commodity Futures Trading Commission and the Securities and Exchange Commission with jurisdiction to regulate financial derivative products, including swaps, options and other derivative products, collectively referred to in this annual report as "swaps." These agencies are required to issue rules and regulations that implement regulation of swaps markets by July 2011.

The Dodd-Frank Act subjects swaps to new mandatory clearing and trading requirements, if no exemption applies. It may also impose capital requirements on non-exempt market participants. The clearing and trading requirements could result in increased margining requirements which may increase the costs of hedging activity. Midwest Generation, through EMMT, uses swaps to hedge commercial risks associated with the generation, purchase and sale of electricity and fuel to wholesale customers.

If new clearing, trading or other requirements are applicable to EMMT under the Dodd-Frank Act rules and regulations, the potential impact will depend on the content of those rules and regulations, which remains uncertain.

Environmental Matters and Regulations

Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of the Midwest Generation plants. Midwest Generation continues to monitor legislative and regulatory developments and to evaluate possible strategies for compliance with environmental regulations. Additional information about environmental matters affecting Midwest Generation, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets—Application to Merchant Coal-Fired Power Plants."

 Climate Change

There have been a number of federal and state legislative and regulatory initiatives to reduce GHG emissions. Any climate change regulation or other legal obligation that would require substantial reductions in emissions of GHGs or that would impose additional costs or charges for the emission of GHGs could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect Midwest Generation.

Federal Legislative/Regulatory Developments

Efforts to pass comprehensive federal climate change legislation have not yet been successful. The timing, contents, and potential effects on Midwest Generation of federal legislation imposing limits on GHG emissions remain uncertain. However, the US EPA has begun to issue federal GHG regulations that are likely to impact Midwest Generation's operations.

In June 2010, the US EPA issued the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program beginning in January 2011 (and later, to the Title V permitting program under the CAA); however, the GHG tailoring rule significantly increases the emissions thresholds that apply before facilities are subjected to these programs. The emissions thresholds for CO2 equivalents in the final rule vary from 75,000 tons per year to 100,000 tons per year depending on the date and whether the sources are new or modified.

A challenge to the GHG tailoring rule (along with other GHG regulations and determinations issued by the US EPA) is pending before the U.S. Court of Appeals for the D.C. Circuit. Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify the Midwest Generation plants in the future. If Midwest Generation is required to install controls in the future or otherwise modify its operations in order to reduce GHG emissions, the potential impact of the GHG tailoring rule will depend on the nature and timing of the controls or modifications, which remain uncertain.

In December 2010, the US EPA announced that it had entered into a settlement with various states and environmental groups to resolve a long-standing dispute over regulation of GHGs from electrical generating units pursuant to the New Source Performance Standards in the CAA. Under the pending settlement, the US EPA will propose performance standards for GHG emissions from new and modified power plants and emissions guidelines for existing power plants in July 2011, and will finalize such regulations by May 2012, with compliance dates for existing power plants expected to be in 2015 or 2016. The specific requirements will not be known until the regulations are finalized.

Since January 2010, the US EPA's Final Mandatory Greenhouse Gas Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions and to submit annual reports to the US EPA by March 31 of each year, with the first report due on March 31, 2011. Midwest Generation's 2010 GHG emissions were approximately 34.1 million metric tons.

 Regional Initiatives

The Midwest Generation plants may be affected by the Midwestern Greenhouse Gas Reduction Accord, by which six Midwestern states, including Illinois, and the Canadian province of Manitoba agreed to develop regional GHG emission reduction goals using a multi-sector cap-and-trade program. In May 2010, the Midwestern Greenhouse Gas Reduction Accord Advisory Group finalized recommendations and a model rule for emissions reduction targets and the design of a regional cap-and-trade program to serve as a basis for individual state legislative or regulatory action. However, there is substantial uncertainty as to whether the parties to the Midwestern Greenhouse Gas Reduction Accord intend to continue their efforts to develop or implement such a program, especially in light of the failure to pass a federal cap-and-trade program in the 111th Congress.

Litigation Developments

Litigation alleging that GHG is a public and private nuisance may affect Midwest Generation whether or not it is named as a defendant. The law is unsettled on whether or not this litigation presents questions capable of judicial resolution or political questions that should be resolved by the legislative or executive branches.

In December 2010, the Supreme Court agreed to review a case in which an appellate panel had endorsed the availability of judicial remedies for nuisance allegedly caused by GHG emissions associated with climate change. Oral argument before the Supreme Court is scheduled for April 2011. Currently pending while the Supreme Court considers the matter before it is an appeal before the Ninth Circuit of a federal district order dismissing a case against Midwest Generation's ultimate parent company, Edison International, and other defendants brought by the Alaskan Native Village of Kivalina in which the plaintiffs seek damages of up to $400 million for the cost of relocating the village, which the plaintiffs claim is no longer protected from storms because the Arctic sea ice has melted as the result of climate change. Edison International and the other defendants in the lawsuit recently requested the Ninth Circuit to defer oral argument on the appeal pending the Supreme Court's decision on related issues.

Midwest Generation cannot predict whether the legal principles emerging from the U.S. Supreme Court or any of the cases in the appellate courts will result in the filing of new actions with similar claims or whether Congress, in considering climate legislation, will address directly the availability of courts for these sorts of claims.

Air Quality

The CAA, which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of the Midwest Generation plants. The CAA requires the US EPA to establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as National Ambient Air Quality Standards, or NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter, and SO2.

Federal environmental regulations require states to adopt state implementation plans, known as SIPs, for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. The SIPs must be equal to or more stringent than the federal requirements and must be submitted to the US EPA for approval. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a SIP both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. If the attainment status of areas changes, states may be required to develop new SIPs that address the changes. Many of Midwest Generation's facilities are located in areas that have not attained NAAQS for ozone (affected by NOx emissions from power plants) and fine particulate matter (affected by SO2 and NOx emissions from power plants).

As described further below, on December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA, which was subsequently embodied in an Illinois rule called Combined Pollutant Standard or CPS, to reduce mercury, NOx and SO2 emissions at the Midwest Generation plants. The CPS requires Midwest Generation to achieve air emission reductions for NOx and SO2, and those reductions should contribute to or effect compliance with various existing US EPA ambient air quality standards. It is possible that if lower ozone, particulate matter, NOx or SO2 NAAQS are finalized by US EPA in the future, Illinois may implement regulations that are more stringent than those required by the CPS.

Nitrogen Oxide and Sulfur Dioxide

Clean Air Interstate and Transport Rules

The CAIR, issued by the US EPA on March 10, 2005, mandated significant reductions in NOx and SO2 emission allowance caps under the CAA in 28 eastern states and the District of Columbia. In 2008, the U.S. Court of Appeals for the D.C. Circuit initially vacated the CAIR, but later remanded the CAIR to the US EPA for the issuance of a revised rule. The CAIR remains in effect until the US EPA finalizes a revised regulation.

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Transport Rule, which would require 31 eastern states (including Illinois) and the District of Columbia to reduce power plant emissions of NOx and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the CAIR.

The US EPA has proposed allocating emission allowances based on historic and projected emissions data from power plants, along with three possible approaches to emission allowance trading. Under its preferred approach, a pollution limit would be set for each state, intrastate trading of allowances would be permitted among power plants, and limited interstate trading would also be permitted consistent with the requirement that each state meet its own pollution control obligations. Under the first alternative, a pollution limit would be set for each state, and only intrastate trading of allowances would be permitted. Under the second alternative, a pollution limit would be set for each state, an emissions limit would be set for each power plant, and limited emissions averaging would be permitted among affected units. In January 2011, the US EPA proposed two other possible approaches to emission allowance allocation. Both approaches would allocate allowances among units within each state based on each unit's proportional share of the state's total historic heat input, and the second approach would add a constraint based on a unit's reasonably foreseeable maximum emissions under the proposed Transport Rule trading programs.

The Transport Rule is scheduled to be finalized in 2011. The CAIR will remain in place until that time. Depending on the approach adopted, the Transport Rule may provide allowance allocations for the Midwest Generation plants which are adequate for the plants' needs or may require the Midwest Generation plants to procure additional allowances, based on projected emissions using the Illinois CPS allowable emission rates.

Proposed NAAQS for SO2

In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. The final standard is being taken into account in Midwest Generation's environmental compliance strategy. Revisions to SIPs to achieve compliance with the new standard are due to be submitted to the US EPA by February 2014, with a compliance deadline of August 2017.

Illinois

On December 11, 2006, Midwest Generation entered into an agreement with the Illinois EPA to reduce mercury, NOx and SO2 emissions at the Midwest Generation plants. The agreement has been embodied in the CPS. All of Midwest Generation's coal-fired electric generating units are subject to the CPS. The principal emission standards and control technology requirements for NOx and SO2 under the CPS are as described below:

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

The CPS also specifies the control technologies that are to be installed on some units by specified dates. In these cases, Midwest Generation must either install the required technology by the specified deadline or shut down the unit. The CPS also required Midwest Generation to shut down Unit 6 at the Waukegan Station by December 31, 2007, and Units 1 and 2 at the Will County Station by December 31, 2010, which it has done.

During 2009, Midwest Generation conducted tests of NOx removal technology based on SNCR that may be employed to meet CPS requirements. Based on this testing, Midwest Generation has concluded that installation of SNCR technology on multiple units will meet the NOx portion of the CPS. Capital expenditures for installation of SNCR equipment are expected to be approximately $109 million in 2011.

Testing of dry scrubbing using Trona on select Midwest Generation units has demonstrated significant reductions in SO2 emissions. Use of this technology in conjunction with low sulfur coal is expected to require substantially less capital and time than the use of spray dryer absorber technology, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Environmental Developments—Environmental Compliance Plans and Costs."

Mercury/Hazardous Air Pollutants

Clean Air Mercury Rule/Hazardous Air Pollutant Regulations

The CAMR was established by the US EPA as an attempt to reduce mercury emissions from existing coal-fired power plants using a cap-and-trade program. In February 2007, the U.S. Court of Appeals for the D.C. Circuit vacated both the CAMR and the related US EPA decision to remove oil- and coal-fired power plants from the list of sources to be regulated under the provision of the CAA governing emissions of HAPs.

In accordance with a consent decree entered in April 2010, the US EPA committed to proposing regulations by March 16, 2011 limiting emissions of HAPs from coal- and oil-fired electrical generating units that are major sources of HAPs, and to finalizing such regulations by November 2011. The emissions standards must be designed to achieve the maximum degree of emission reduction that the US EPA determines is achievable for the affected units, taking into account costs and non-air quality environmental and health benefits (also referred to as maximum achievable control technology, or MACT standard). Unlike the CAMR, the US EPA must regulate all of the HAPs emitted by these generating units. Compliance with the MACT standards will be required three years after the effective date of the final regulations. Until the US EPA's regulations are finalized, Midwest Generation cannot determine whether the actions it is taking to comply with other legal requirements (including the CPS) will be sufficient to address its obligations under the new regulations.

Illinois

Midwest Generation's compliance with the CPS supersedes the Illinois mercury regulations that would otherwise be applicable to the Midwest Generation plants. The CPS requires that, beginning in calendar year 2015, and continuing thereafter on a rolling 12-month basis, Midwest Generation must either achieve an emission standard of .008 lbs mercury/GWh gross electrical output or a minimum 90% reduction in mercury for each unit (except Unit 3 at the Will County Station, which will be included in calendar year 2016).

Midwest Generation installed required carbon injection equipment on all operating units in 2009 to achieve the necessary mercury reductions. Capital expenditures relating to these controls were $42 million. Midwest Generation will also be required to install cold side electrostatic precipitator or baghouse equipment on Unit 7 at the Waukegan Station by December 31, 2013, and on Unit 3 at the Will County Station by December 31, 2015. The Illinois EPA granted Midwest Generation a construction permit to install a cold-side electrostatic precipitator on Unit 7 at the Waukegan Station in November 2010.

Ozone and Particulates

National Ambient Air Quality Standards

In January 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million. In January 2010, the US EPA proposed establishing a primary 8-hour ozone NAAQS between 0.060 and 0.070 parts per million and a distinct secondary standard to protect sensitive vegetation and ecosystems. The US EPA is expected to finalize the revision to the ozone NAAQS by July 2011. It is expected that once the US EPA finalizes the revised ozone NAAQS, it will propose a second Transport Rule that may further affect electric power generating units. The US EPA is also expected to propose revised fine particulate matter NAAQS in 2011, which could result in further emission reduction requirements in future years.

Illinois

The Illinois SIP for compliance with the 1997 8-hour ozone standard was submitted to the US EPA in March 2009. The SIP for fine particulates was submitted to the US EPA in June 2010. As the fine particulate and ozone standards are finalized, as described above, Illinois may be required to implement additional emission control measures to address emissions of NOx, SO2 and volatile organic compounds.

Regional Haze

The regional haze rules under the CAA are designed to prevent impairment of visibility in certain federally designated areas. The goal of the rules is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install BART or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze in 2005, requiring emission controls that constitute BART for industrial facilities that emit air pollutants which reduce visibility by causing or contributing to regional haze. These amendments required states to develop implementation plans to comply with BART by December 2007, to identify the facilities that will have to reduce SO2, NOx and particulate matter emissions, and then to set BART emissions limits for those facilities. Failure to do so would result in the imposition of a Federal Implementation Plan.

Beginning on December 31, 2009, Illinois became subject to a two-year deadline after which a Federal Implementation Plan (which has not yet been proposed) will govern related emission issues. Illinois has prepared proposed revisions to its SIP and is expected to submit them to the US EPA in 2011. Illinois proposes that the emission reductions that the Midwest Generation plants will be required to make pursuant to the CPS, discussed above in "—Nitrogen Oxide and Sulfur Dioxide—Illinois," satisfy the BART requirement.

 New Source Review Requirements

The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address NSR compliance issues at the nation's coal-fired power plants. The strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative Notice of Violations to a number of power plant owners alleging NSR violations. The US EPA has filed enforcement actions against Midwest Generation alleging NSR violations. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies—Contingencies—New Source Review Lawsuit."

Water Quality

Clean Water Act

Regulations under the federal Clean Water Act govern critical operating parameters at generating facilities, such as the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities. The US EPA is rewriting these regulations following a 2009 U.S. Supreme Court decision that held that the US EPA may consider, but is not required to use, a cost-benefit analysis for this purpose. The Supreme Court set a deadline of March 2011 for draft regulations, which are to be finalized by July 2011. Because there are no defined compliance targets absent a new rule, Midwest Generation is reviewing a wide range of possible control technologies. A new rule could have a material impact on Midwest Generation's operations, but Midwest Generation cannot determine the financial impact until the final compliance criteria have been published.

Midwest Generation is a party to an administrative proceeding before the Illinois Pollution Control Board to determine whether more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River, which supply cooling water to the Fisk, Crawford, Will County, and Joliet Stations, will be implemented. The rule, if implemented, is expected to affect the manner in which those stations use water for station cooling. It is not possible to predict the timing for resolution of the proceeding, the final form of the rule, or how it would impact the operation of the affected stations; however, significant capital expenditures may be required.

Coal Combustion Wastes

US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. This classification enables beneficial uses of coal combustion residuals, such as for cement production and fill materials. Midwest Generation currently provides a portion of its coal combustion residuals for beneficial uses. Midwest Generation is also examining the impact of current and proposed emission control technologies on ash quality for beneficial use.

In June 2010, the US EPA published proposed regulations relating to coal combustion residuals. Two different proposed approaches are under consideration. The first approach,

under which the US EPA would list these residuals as special wastes subject to regulation as hazardous wastes, could require Midwest Generation to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these residuals as nonhazardous wastes, would establish minimum technical standards for units that are used for the disposal of coal combustion residuals, but would allow procedural and enforcement mechanisms (such as permit requirements) to be exclusively a matter of state law. Many of the proposed technical standards are similar under both proposed options (for example, surface impoundments may need to be retrofitted, depending on which standard is finally adopted), but the second approach would not require the retrofitting of landfills used for the disposal of coal combustion residuals.

Employees

At December 31, 2010, Midwest Generation employed 987 employees, approximately 729 of whom were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 15, AFL-CIO (Local 15), governing wages, certain benefits and working conditions. This agreement expires on December 31, 2011. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on March 31, 2015.

ITEM 1A.  RISK FACTORS

Regulatory and Environmental Risks

Midwest Generation is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.

Midwest Generation's operations are subject to extensive and frequently changing environmental regulations with respect to, among other things, air quality, water quality and waste disposal which involve significant and increasing costs and substantial uncertainty. Midwest Generation is required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject Midwest Generation to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail Midwest Generation's operations. Midwest Generation may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to off-site waste disposal sites that have been used in its operations.

Midwest Generation devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with environmental regulatory requirements. Midwest Generation believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has filed an enforcement action against Midwest Generation alleging violations of the CAA and other regulations at the Midwest Generation plants. For more detail with respect to these matters, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The adoption of laws and regulations to implement CO2 controls could adversely affect coal-fired power plants. Other environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are also generally becoming more stringent. The continued operation of the Midwest Generation plants is expected to require substantial capital expenditures for environmental controls. If Midwest Generation cannot comply with all applicable regulations, it could be required to retire or suspend operations at some of its facilities, or restrict or modify the operations of its facilities, and its business, results of operations and financial condition could be adversely affected.

Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Midwest Generation cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for the Midwest Generation plants. If there is a delay in obtaining required approvals or permits or if Midwest Generation fails to obtain and comply with such permits, the operation of the Midwest Generation plants may be interrupted or become subject to additional costs.

The controls imposed on the Midwest Generation plants as a result of the CPS may require material expenditures or unit shutdowns.

All of Midwest Generation's Illinois coal-fired electric generating units are subject to the CPS. Capital expenditures relating to controls contemplated by the CPS are expected to be significant and could make some units uneconomic to maintain or operate. Midwest Generation may ultimately decide to comply with CPS requirements by shutting down units rather than making improvements. Unit shutdowns could have an adverse effect on Midwest Generation's business results of operation and financial condition. For more information about the CPS requirements and Midwest Generation's plans for compliance, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide—Illinois."

Midwest Generation is subject to extensive energy industry regulation.

Midwest Generation's operations are subject to extensive regulation by governmental agencies. Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operation of generation facilities, and access to transmission. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. Midwest Generation in the course of its business must obtain and periodically renew licenses, permits and approvals for its facilities. The FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. RTOs and ISOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect Midwest Generation's results of operations. The Midwest Generation plants are also subject to mandatory reliability standards promulgated by NERC, compliance with which can increase the facilities' operating costs or capital expenditures.

This extensive governmental regulation creates significant risks and uncertainties for Midwest Generation's business. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Midwest Generation or its facilities or operations in a manner that may have a detrimental effect on its business or result in significant additional costs.

Market Risks

Midwest Generation's operations are subject to market risks related to wholesale energy prices because it operates without long-term power purchase agreements. Wholesale energy prices have substantially declined in recent years.

The Midwest Generation plants do not have long-term power purchase agreements. Because the output of these power plants is not committed to be sold under long-term contracts, these projects are subject to market forces which determine the amount and price of energy, capacity and ancillary services sold from the power plants. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. Due to the volume of sales into PJM from the Midwest Generation plants, Midwest Generation has concentrated exposure to market conditions and fluctuations in PJM. Prices for power have declined significantly in recent years as a result of increased use of demand response technology, changes in final demand for power during the economic slowdown, and technological developments that have permitted the exploitation of natural gas shale reserves in a way that has resulted in substantial declines in market prices for natural gas which supplies power plants that compete with the Midwest Generation plants.

Market prices of energy, capacity and ancillary services sold from these power plants are influenced by multiple factors beyond Midwest Generation's control, and thus there is considerable uncertainty whether or when current depressed prices will recover or whether Midwest Generation can effectively hedge the risks involved on economic terms. Midwest Generation's hedging activities may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. The effectiveness of Midwest Generation's hedging activities may depend on the amount of credit available to post collateral, either in support of performance guarantees or as cash margin, and liquidity requirements may be greater than Midwest Generation anticipates or will be able to meet. Midwest Generation cannot provide assurance that its hedging strategies will successfully mitigate market risks. For more detail with respect to these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk."

Midwest Generation's financial results can be affected by changes in prices, transportation cost, and supply interruptions related to fuel, sorbents, and other commodities used for power generation and emission controls.

In addition to volatile power prices, Midwest Generation's business is subject to changes in the cost of fuel, sorbents, and other commodities used for power generation and emission controls, and in the cost of transportation. These costs can be volatile and are influenced by many factors outside Midwest Generation's control. Operations at Midwest Generation's coal plants are dependent upon the availability and affordability of coal which is available only from a limited number of suppliers and which is transported by rail under a long-term transportation contract that will expire in 2011. All of these factors may have an adverse effect on Midwest Generation's financial condition and results of operations.

Competition could adversely affect Midwest Generation's business.

Midwest Generation has numerous competitors in all aspects of its business, some of whom may have greater liquidity, greater access to credit and other financial resources, lower cost structures, greater ability to withstand losses, larger staffs or more experience than Midwest Generation. Multiple participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. These factors could affect Midwest Generation's ability to compete effectively in the markets in which those entities operate. Newer plants owned by Midwest Generation's competitors are often more efficient than Midwest Generation's facilities and may also have lower costs of operation. Over time, the Midwest Generation plants may become obsolete in their markets, or be unable to compete with such plants.

Liquidity Risks

Midwest Generation has significant cash requirements and limited sources of capital.

At December 31, 2010, Midwest Generation had cash and cash equivalents of $295 million and $497 million of available borrowing capacity under its $500 million credit facility maturing in June 2012. Compliance with current and forthcoming environmental requirements will add to Midwest Generation's near-term liquidity needs. Midwest Generation's below-investment grade credit status may limit its ability to extend or replace credit facilities, including those maturing in 2012, should it choose to do so, and the terms and conditions of any refinancing could be substantially less favorable than those in the current credit facilities, depending on market conditions. In the case of a further downgrade, Midwest Generation expects that these negative effects would become more pronounced. If Midwest Generation's credit facilities are not extended or replaced, or if cash flow and other means for assuring liquidity are unavailable or insufficient, Midwest Generation may be unable to complete environmental improvements at its coal plants (which in turn could lead to unit shutdowns) or its ability to provide credit support for contracts for power and fuel related to merchant activities may be severely limited. The terms of debt instruments binding on EME and its subsidiaries, including Midwest Generation, may restrict Midwest Generation's ability to sell assets, seek additional capital, or restructure or refinance debt to satisfy liquidity needs. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Midwest Generation has a substantial amount of indebtedness, including long-term lease obligations and Midwest Generation's ability to meet its obligations under its long-term leases is dependent on payment of interest and principal on its notes receivable from EME.

As of December 31, 2010, Midwest Generation had $665 million in lease financing obligations. During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. Midwest Generation's ability to meet its obligations under the Powerton and Joliet leases is partially dependent on receiving payment from EME on the intercompany notes evidencing this loan. A default by EME in the payment of these intercompany notes would result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its lease obligations could give rise to various remedies, including the right to terminate the Powerton and Joliet leases, which would result in the loss of revenues from the Powerton and Joliet power plants and would have a material adverse effect on Midwest Generation's business, results of operations and financial condition.

The interests of EME as Midwest Generation's equity holder may conflict with the interests of holders of debt.

Midwest Generation is indirectly owned and controlled by EME. The directors appointed by EME are able to make decisions affecting Midwest Generation's capital structure. The interests of EME may not in all cases be aligned with the interests of the holders of Midwest Generation's debt. If Midwest Generation encounters financial difficulties or becomes unable to pay its debts as they mature, the interests of EME might conflict with the interests of holders of Midwest Generation's debt. In addition, EME may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to Midwest Generation's business or the holders of Midwest Generation's debt.

Operating Risks

The Midwest Generation plants may be affected by general operating risks and hazards customary in the power generation industry. Midwest Generation may not have adequate insurance to cover all these hazards.

The operation of power generation facilities is a potentially dangerous activity that involves many operating risks, including transmission disruptions and constraints, equipment failures or shortages, and system limitations, degradation and interruption. Midwest Generation's operations are also subject to risks of human performance and workforce capabilities. There can be no assurance that Midwest Generation's insurance will be sufficient or effective under all circumstances or protect against all hazards to which Midwest Generation may be subject. Midwest Generation has a number of older facilities with potentially higher risks of failure or outage than an average plant.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Inapplicable.

ITEM 2.  PROPERTIES

As of December 31, 2010, Midwest Generation owned a fee interest in the Midwest Generation plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Midwest Generation plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison.

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

 Description of Properties

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts

Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	532
Fisk Station	Chicago, Illinois	owned	coal	326
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,036
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	689	[1]
Will County Station	Romeoville, Illinois	owned	coal	761	[2]
Peaking Units
Fisk	Chicago, Illinois	owned	oil	197
Waukegan	Waukegan, Illinois	owned	oil	108

Total				5,477

Non-Operating Plant or Site

Collins Station[3]	Grundy County, Illinois
Crawford peaker[4]	Chicago, Illinois
Joliet peaker[5]	Joliet, Illinois
Calumet peaker[5]	Chicago, Illinois
Electric Junction peaker[5]	Aurora, Illinois
Lombard peaker[5]	Lombard, Illinois
Sabrooke peaker[5]	Rockford, Illinois

1
The Waukegan Station is comprised of Units 7 and 8. Midwest Generation shut down permanently Waukegan Station Unit 6 (100 MW) on December 21, 2007.

2
The Will County Station is comprised of Units 3 and 4. Midwest Generation shut down permanently Will County Station Units 1 and 2, totaling 299 MW of capacity, on December 29, 2010 in accordance with the CPS. For further discussion, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide—Illinois."

3
All Collins Station units ceased operations and were decommissioned on or before December 31, 2004.

4
Peaking units ceased operations as of April 21, 2005.

5
Peaking units ceased operations as of December 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of the material legal proceedings specifically affecting Midwest Generation, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

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

Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $125 million in 2010, $200 million in 2009 and $206 million in 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

INCOME STATEMENT DATA
(in millions)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Operating revenues from marketing affiliate	$1,479	$1,487	$1,778	$1,579	$1,399
Operating expenses	1,191	1,117	1,068	971	910

Operating income	288	370	710	608	489
Interest and other income (expense)	69	55	50	(122)	(83)

Income before income taxes	357	425	760	486	406
Provision for income taxes	142	166	283	183	159

Net income	$215	$259	$477	$303	$247

BALANCE SHEET DATA
(in millions)

	As of December 31,
	2010	2009	2008	2007	2006

Current assets	$680	$677	$1,193	$409	$601
Total assets	4,942	5,063	5,711	4,912	5,284
Current liabilities	263	333	380	389	363
Long-term debt	—	—	475	—	1,326
Lease financing, net of current portion	556	665	785	912	1,030
Other long-term obligations	345	320	296	294	184
Member's equity	3,778	3,745	3,775	3,317	2,381

CASH FLOW DATA
(in millions)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Cash provided by operating activities	$401	$460	$545	$732	$874
Cash provided by (used in) financing activities	(245)	(801)	150	(824)	(819)
Cash used in investing activities	(98)	(72)	(110)	(14)	(8)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S OVERVIEW

Midwest Generation is a limited liability company engaged in the business of operating and selling energy and capacity from its 5,172 MW of coal-fired generating plants and 305 MW of oil-fired peaking plants. The profitability of Midwest Generation is expected to decline significantly in 2011 as a result of lower realized energy prices (largely driven by the expiration of hedge contracts) and higher fuel costs. In addition, the profitability of the Midwest Generation plants is expected to be adversely affected in 2012 by a decline in capacity prices (projected to begin in June 2012) and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract). For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and "Item 1A. Risk Factors—Market Risks."

Highlights of Operating Results

Midwest Generation's net income decreased $44 million in 2010 as compared to 2009. Excluding the $24 million write-off of capitalized costs related to the Powerton Station described below, the 2010 decrease in earnings was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009 related to hedge contracts and an increase in plant maintenance costs, partially offset by higher capacity revenues, a gain from the sale of bankruptcy claims against Lehman Brothers, and lower average realized fuel costs. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Average realized fuel costs per megawatt-hour were lower in 2010 as compared to 2009 primarily due to lower emission allowance costs partially offset by higher costs for activated carbon, which is used to reduce mercury emissions. Results for 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices. For additional information about market conditions, see "Market Risk Exposures."

During the fourth quarter of 2010, Midwest Generation recorded a $24 million after-tax ($40 million pre-tax) write-off of capitalized engineering and other costs for air emissions control technology that is not currently being pursued for use at the Powerton Station. These activities were previously suspended as Midwest Generation pursued testing and evaluation of the use of a dry sorbent injection system using Trona or similar sorbents, which is expected to require lower capital costs. The Illinois EPA recently issued construction permits to authorize installation of a dry sorbent injection system using Trona or similar sorbents to meet emission reductions required under the CPS, which Midwest Generation currently expects to use if this project is undertaken. For further discussion, see "—Environmental Developments—Environmental Compliance Plans and Costs," below.

Midwest Generation's net income decreased $218 million in 2009 as compared to 2008. The 2009 decrease in earnings was primarily attributable to a 21% decline in average realized energy prices resulting from lower wholesale energy prices, higher fuel costs to comply with the CAIR annual NOx emission program that began in 2009 and new mercury emission controls, partially offset by higher capacity revenues, unrealized gains related to hedge contracts and lower plant operations expense due in part to the deferral of plant overhaul activities.

Environmental Developments

Environmental Compliance Plans and Costs

During 2010, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation has received all necessary permits from the Illinois EPA to allow the installation of SNCR technology on multiple units to meet the NOx portion of the CPS. In November 2010 and February 2011, the Illinois EPA issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or its equivalent at the Waukegan generating station's Unit 7 and Units 5 and 6 at the Powerton Station. The permit for Unit 7 at the Waukegan Station also authorizes Midwest Generation to convert the existing electrostatic precipitator to a cold-side design which will improve removal efficiency of particulate matter to satisfy the particulate control requirements of the CPS.

Testing of dry scrubbing using Trona on select Midwest Generation units has demonstrated significant reductions in SO2 emissions. Use of this technology in conjunction with low sulfur coal is expected to require substantially less capital and time than the use of spray dryer absorber technology, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs.

Based on work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and the associated upgrading of existing particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If these projects are undertaken, these expenditures would be incurred through 2018.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation intends to defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project.

 US EPA Developments

For information regarding recent developments in environmental regulations, see "Item 1. Business—Environmental Matters and Regulations."

Liquidity

At December 31, 2010, Midwest Generation had cash and cash equivalents of $295 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also comprised of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

Midwest Generation has not yet committed to the completion of environmental compliance activities for all of its plants. Expenditures for NOx and SO2 controls through 2013 are estimated at $481 million based on an assumption that Midwest Generation would retrofit all units over the compliance period, which extends to 2018. Depending upon the facilities selected to be retrofitted, the cost of such retrofitting, and the timing of funding requirements beyond the near term, Midwest Generation may utilize operating cash flow, draw on its credit facility, when available, or seek debt financing to fund capital expenditures.

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Years Ended December 31
	2010	2009	2008

Operating Revenues (in millions)	$1,479	$1,487	$1,778

Statistics
Generation (in GWh)
Energy contracts	29,798	28,977	26,010
Load requirements services contracts	—	1,333	5,090

Total	29,798	30,310	31,100

Aggregate plant performance
Equivalent availability	82.2%	85.3%	81.0%
Capacity factor	62.3%	63.3%	64.8%
Load factor	75.8%	74.2%	80.0%
Forced outage rate	6.2%	5.8%	8.3%
Average realized price/MWh
Energy contracts	$40.12	$41.17	$51.82
Load requirements services contracts	$—	$62.52	$62.64
Capacity revenues only (in millions)	$263	$178	$111
Average realized fuel costs/MWh	$17.17	$18.54	$15.49

Statistical Definitions and Reconciliation of Non-GAAP Disclosures

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

•
The capacity factor indicates how much power a unit generated compared to the maximum amount of power that could be generated according to its rating. It is defined as the actual number of MWh generated by the coal plants divided by the product of the capacity of the coal plants (in MW) and the number of hours in the period.

•
The load factor indicates how much power a unit generated compared to the maximum amount of power that a unit was available to generate electricity. It is determined by dividing capacity factor by the equivalent availability factor.

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by NERC. Examples include floods, tornado damage and transmission outages.

•
The average realized price for load requirements services contracts reflects the contract price for sales to Commonwealth Edison under the load requirements services contracts that includes energy, capacity and ancillary services. It is determined by dividing (i) operating revenues related to the contracts by (ii) generation.

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

	Years Ended December 31,
(in millions)	2010	2009	2008

Operating revenues	$1,479	$1,487	$1,778
Less:
Load requirements services contracts	—	(83)	(319)
Unrealized (gains) losses	6	(30)	6
Capacity and other[1] revenues	(290)	(181)	(117)

Realized revenues	$1,195	$1,193	$1,348

Generation – energy contracts (in GWh)	29,798	28,977	26,010
Average realized energy price/MWh	$40.12	$41.17	$51.82

1
A gain from the sale of the bankruptcy claims against Lehman Brothers is included in 2010.
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

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Years Ended December 31,
(in millions)	2010	2009	2008

Fuel costs	$519	$547	$482
Add back:
Unrealized gains	(7)	15	—

Realized fuel costs	$512	$562	$482

Total generation (in GWh)	29,798	30,310	31,100
Average realized fuel costs/MWh	$17.17	$18.54	$15.49

Operating Revenues

Operating revenues decreased $8 million in 2010 compared to 2009 and decreased $291 million in 2009 compared to 2008. The 2010 decrease was primarily attributable to the expiration of favorably priced hedges and the sale of energy at lower market prices, and unrealized losses in 2010 compared to unrealized gains in 2009 related to hedge contracts, partially offset by higher capacity revenues and a gain from the sale of bankruptcy claims against Lehman Brothers. The 2009 decrease in operating revenues was primarily due to lower energy revenues partially offset by higher capacity revenues and unrealized gains related to hedge contracts. The decrease in energy revenues was primarily attributable to lower average realized energy prices.

In 2010, Midwest Generation sold its bankruptcy claims against Lehman Brothers and recorded a gain of $24 million. The claims originated from power contracts that were terminated in 2008 due to the bankruptcy of Lehman Brothers, as discussed below.

Included in operating revenues were unrealized gains (losses) of $(6) million, $30 million and $(6) million in 2010, 2009 and 2008, respectively. Unrealized gains (losses) in 2010 and 2009 were primarily due to economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of income. In addition, $10 million and $14 million were reversed from accumulated other comprehensive income and recognized in 2010 and 2009, respectively, related to the power contracts with Lehman Brothers. Unrealized losses in 2008 included a $24 million write-down of power contracts with Lehman Brothers for 2009 and 2010 forecasted generation. These contracts qualified as cash flow hedges until Midwest Generation dedesignated the contracts due to nonperformance risk and subsequently terminated the contracts. The change in fair value was recorded as an unrealized loss during 2008. In addition, unrealized gains (losses) included the ineffective portion of hedge contracts at the Midwest Generation plants attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system) resulting from marginal losses.

 Operating Expenses

Operating expenses increased $74 million in 2010 from 2009 and increased $49 million in 2009 from 2008. Operating expenses consist of fuel, plant operations, asset write-downs and (gain) on buyout of contract, depreciation and amortization, and administrative and general. The primary changes in the components of operating expenses are discussed below.

Fuel costs decreased $28 million in 2010 from 2009 and increased $65 million in 2009 from 2008. The 2010 decrease was primarily attributable to lower annual NOx emission allowance costs and lower generation, partially offset by lower realized and unrealized gains from oil futures contracts and higher costs for activated carbon, which is used to reduce mercury emissions. The 2009 increase in fuel costs was primarily attributable to annual NOx emission allowances costs to comply with the CAIR program that began in 2009 and higher costs for activated carbon, partially offset by realized and unrealized gains from oil futures contracts.

Included in fuel costs were annual NOx emission allowance costs of $13 million and $58 million in 2010 and 2009, respectively, and activated carbon costs used for the reduction of mercury emissions of $47 million, $31 million and $8 million in 2010, 2009 and 2008, respectively. Also included in fuel costs were realized and unrealized gains of $2 million and $18 million in 2010 and 2009, respectively, due to oil futures contracts which were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs.

Plant operations expenses increased $51 million in 2010 from 2009 and decreased $37 million in 2009 from 2008. The 2010 increase was attributable to higher scheduled plant maintenance and overhaul related expenses in 2010 due to the deferral of plant outages in 2009. Cost containment efforts and the deferral of plant overhaul activities contributed to the decrease in 2009 costs.

Asset write-downs and (gain) on buyout of contract of $48 million in 2010 included $40 million for the write-off of capitalized engineering and other costs for air emissions control technology that is not currently being pursued for use at the Powerton Station and $8 million primarily related to the retirement of assets at the Powerton Station due to plant maintenance activities. 2008 included a $15 million gain related to the buyout of a fuel contract. For further discussion, see "Management's Overview—Highlights of Operating Results" and "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies—Fuel Supply Contracts."

Depreciation and amortization expense increased $5 million in 2010 from 2009 and $3 million in 2009 from 2008. The 2010 and 2009 increases were attributable to an increase in assets being placed in service.

 Other Income (Expense)

	Years Ended December 31,
(in millions)	2010	2009	2008

Interest and other income	$5	$5	$14
Interest income from affiliates	112	112	113
Interest expense	(48)	(62)	(77)

Total other income	$69	$55	$50

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

Interest expense decreased $14 million in 2010 from 2009 and $15 million in 2009 from 2008. The 2010 decrease was due to lower interest related to the Powerton-Joliet lease financing and lower borrowings outstanding during 2010 on Midwest Generation's working capital facility. The 2009 decrease was primarily due to lower interest expense related to the Powerton-Joliet lease financing and $6 million of interest costs in 2008 included as part of a resolution of a labor matter.

Provision For Income Taxes

Midwest Generation had an effective income tax provision rate of 40%, 39% and 37% in 2010, 2009 and 2008, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Related-Party Transactions

For a discussion of related-party transactions, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements and—Note 12. Related-Party Transactions."

New Accounting Guidance

For a discussion of new accounting guidance affecting Midwest Generation, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At December 31, 2010, Midwest Generation had cash and cash equivalents of $295 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also comprised of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

The following table summarizes the status of Midwest Generation's working capital facility at December 31, 2010, which matures in June 2012:

(in millions)

Commitment	$500
Outstanding letters of credit	(3)

Amount available	$497

Midwest Generation may seek to extend or replace its credit facility or retire it by other means. The terms and conditions of any refinancing could be substantially different than those in the current credit facility.

For additional discussion of liquidity, see "Management's Overview—Liquidity."

Bonus Depreciation Impact

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. Subject to updated Internal Revenue Service regulations clarifying the definitions of capital expenditures that qualify for 100% bonus depreciation, Midwest Generation's capital expenditures are expected to qualify, accelerating federal tax deductions in 2010 and 2011.

Consolidated Cash Flow

At December 31, 2010, Midwest Generation had cash and cash equivalents of $295 million, compared to $237 million at December 31, 2009. Net cash provided by operating activities totaled $401 million, $460 million and $545 million in 2010, 2009 and 2008, respectively. The 2010 and 2009 decreases in net cash provided by operating activities were largely attributable to lower net income.

Net cash provided by (used in) financing activities totaled $(245) million, $(801) million and $150 million in 2010, 2009 and 2008, respectively. The 2010 decrease was due to no borrowings or repayments on Midwest Generation's working capital facility in 2010 and $75 million less distributions by Midwest Generation to its parent in 2010 as compared to 2009. The 2009 change was primarily due to $475 million of repayments on Midwest

Generation's working capital facility in 2009, as compared to net borrowings of $475 million in 2008.

Net cash used in investing activities totaled $98 million, $72 million and $110 million in 2010, 2009 and 2008, respectively, and consisted primarily of capital expenditures. The 2010 increase was due to higher capital expenditures. The 2009 decrease was due to lower capital expenditures.

Capital Expenditures

At December 31, 2010, forecasted capital expenditures through 2013 by Midwest Generation were as follows:

(in millions)	2011	2012	2013

Plant capital expenditures	$34	$23	$29
Environmental expenditures	151	132	198

Total	$185	$155	$227

Plant capital expenditures relate to non-environmental projects such as boiler components, generator stator rewinds, condenser re-tubing, and main power transformer replacement.

Environmental expenditures include $109 million for expenditures in 2011 related to SNCR equipment and $372 million for expenditures in 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Management's Overview—Environmental Developments—Environmental Compliance Plans and Costs."

Credit Facility and Other Covenants

Midwest Generation maintains a $500 million working capital facility that matures in June 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is currently LIBOR plus 1.15%, unless average utilized commitments during a period exceed $250 million. As of December 31, 2010, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under this working capital facility.

Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a historical debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2010, the debt to capitalization ratio was 0.15 to 1.

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

Equity Distributions and Tax Payments

The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

(in millions)	2010	2009	2008

Equity distributions	$125	$200	$206
Tax payments under tax-allocation agreements	136	65	349

Total payments	$261	$265	$555

For additional information on the tax-allocation agreements, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements."

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

 Credit Ratings

Overview

Credit ratings for Midwest Generation, EME and EMMT as of December 31, 2010 were as follows:

	Moody's Rating	Standard & Poor's Rating	Fitch Rating

Midwest Generation[1]	Ba2	B+	BB
EME[2]	B3	B-	B-
EMMT	Not Rated	B-	Not Rated

1
First priority senior secured rating.

2
Senior unsecured rating.

All the above ratings are on negative outlook. Midwest Generation cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

Midwest Generation's coal contracts include provisions that provide the right to request additional collateral to support payment obligations for delivered coal and may vary based on Midwest Generation's credit ratings.

Credit Rating of EMMT

Midwest Generation sells merchant energy and capacity through EMMT, which currently has a below investment grade credit rating. Midwest Generation currently has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants.

EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of December 31, 2010, EMMT had no borrowings outstanding under this revolving credit agreement.

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

 Contractual Obligations, Commercial Commitments and Contingencies

Midwest Generation has contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes Midwest Generation's significant consolidated contractual obligations as of December 31, 2010:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Lease financing[1]	$938	$151	$302	$218	$267
Operating lease obligations[2]	79	16	32	14	17
Purchase obligations:[2]
Fuel supply contracts	329	195	134	—	—
Coal transportation agreements	219	219	—	—	—
Capital expenditures	116	116	—	—	—
Other contractual obligations	118	50	68	—	—
Employee benefit plan contribution[3]	15	15	—	—	—

Total Contractual Obligations[4]	$1,814	$762	$536	$232	$284

1
Amount represents lease payments related to the Powerton-Joliet sale-leaseback transaction and includes interest payments over the life of the lease. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

2
For additional details, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

3
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2011 are not available. For more information, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

4
The contractual obligations table does not include derivative obligations and AROs, which are discussed in "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Derivative Instruments and Hedging Activities," and "—Note 2. Property, Plant and Equipment," respectively.

Contingencies

Midwest Generation's significant contingencies related to the NSR lawsuit and environmental remediation are discussed in "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

Off-Balance Sheet Transactions

Midwest Generation has off-balance sheet activities related to operating leases in place for equipment, primarily leased railcars, with termination option dates in various years through 2019. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies—Lease Commitments."

MARKET RISK EXPOSURES

Introduction

Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. Additionally, Midwest Generation's financial results can be affected by fluctuations in interest rates. Midwest Generation manages these risks in part by using derivative instruments in accordance with established policies and procedures.

Derivative Instruments

Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. For derivative instruments recorded at fair value, changes in fair value are recognized in earnings at the end of each accounting period unless the instrument qualifies for hedge accounting. For derivatives that qualify for cash flow hedge accounting, changes in their fair value are recognized in other comprehensive income until the hedged item settles and is recognized in earnings. However, the ineffective portion of a derivative that qualifies for cash flow hedge accounting is recognized currently in earnings.

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

	Years Ended December 31,
(in millions)	2010	2009	2008

Non-qualifying hedges	$(11)	$40	$(16)
Ineffective portion of cash flow hedges	(2)	5	10

Total unrealized gains (losses)	$(13)	$45	$(6)

At December 31, 2010, cumulative unrealized gains of $9 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($7 million for 2011 and $2 million for 2012).

Fair Value Disclosures

In determining the fair value of Midwest Generation's derivative positions, Midwest Generation uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Midwest Generation's derivative instruments, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Fair

Value Measurements" and "—Note 5. Derivative Instruments and Hedging Activities," respectively.

The fair value of Midwest Generation's derivative instruments at December 31, 2010 was $45 million. A 10% change in the market price of the underlying commodity at December 31, 2010 would increase or decrease the fair value of outstanding commodity derivative instruments by approximately $41 million.

Commodity Price Risk

Introduction

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

Energy Price Risk

Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation are generally entered into at the Northern Illinois Hub, and to a lesser extent, the AEP/Dayton Hub, both in PJM.

The following table depicts the average historical market prices for energy per megawatt-hour during the past three years:

	24-Hour Average Historical Market Prices[1]
	2010	2009	2008

Northern Illinois Hub	$33.08	$28.86	$49.01

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at December 31, 2010:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2011 calendar "strip"[2]	$30.68
2012 calendar "strip"[2]	$32.37

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.
[2]	Market price for energy purchases for the entire calendar year.

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

EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub (including forward contracts accounted for on the accrual basis) as of December 31, 2010 for electricity expected to be generated in 2011 and 2012:

	2011	2012

MWh (in thousands)	10,870	3,358
Average price/MWh[1]	$37.75	$38.11

[1]	The above hedge positions include forward contracts for the sale of power and futures contracts during different periods of the year and the day. Market prices tend to be higher during on-peak periods and during summer months, although there is significant variability of power prices during different periods of time. Accordingly, the above hedge positions are not directly comparable to the 24-hour Northern Illinois Hub prices set forth above.

Capacity Price Risk

Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for capacity resources. The RPM is intended to provide a mechanism for PJM to meet the region's need for generation capacity, while allocating the cost to load-serving entities through a locational reliability charge.

The following table summarizes the status of capacity sales for Midwest Generation at December 31, 2010:

						Other Capacity Sales, Net of Purchases[2]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

January 1, 2011 to May 31, 2011	5,477	(548)	4,929	4,929	$174.29	—	—	$174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	110.00	400	$85.00	107.99
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31, 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73

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

The RPM auction capacity prices for the delivery period of June 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 per MW-day and $27.73 per MW-day were substantially lower than other areas' capacity prices. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices.

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

Basis Risk

Sales made from the Midwest Generation plants in the real-time or day-ahead market receive the actual spot prices or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton Hub. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2010, transmission congestion in PJM resulted in prices at the individual busbars of the Midwest Generation plants being lower than those at the AEP/Dayton Hub and Northern Illinois Hub by an average of 13% and 1%, respectively, compared to 14% and 1%, respectively, during 2009.

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

Coal and Transportation Price Risk

The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at December 31, 2010 for the following two years:

	2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons[1,2]	15.9	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
[2]	In January 2011, Midwest Generation entered into additional contractual agreements for the purchase of 1.25 million tons for 2011.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants increased during 2010 from 2009 year-end prices and declined during 2009 from 2008 year-end prices. The price of PRB coal fluctuated between $9.80 per ton and $15.35 per ton during 2010, with a price of $13.60 per ton at December 31, 2010, compared to a price of $9.25 per ton at December 31, 2009, as reported by the Energy Information Administration (EIA). The 2010 increase in PRB coal prices was due to the draw down of inventory levels and flat to slight declines of PRB coal production.

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

Based on Midwest Generation's anticipated coal requirements in 2011 in excess of the amount under contract, Midwest Generation expects that a 10% change in the price of coal at December 31, 2010 would increase or decrease pre-tax income in 2011 by approximately $4 million.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the CAIR, coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, Midwest Generation is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of annual NOx allowances was $987 per ton in 2010 and $1,431 per ton in 2009. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $9 per ton and $320 per ton, respectively, at December 31, 2010.

Based on Midwest Generation's anticipated SO2 requirements and annual and seasonal NOx requirements for 2011 beyond those allowances already purchased, Midwest Generation expects that a 10% change in the price of SO2 emission allowances and annual and seasonal NOx emission allowances at December 31, 2010 would increase or decrease pre-tax income in 2011 by approximately $0.5 million.

Credit Risk

For further information related to credit risk and how Midwest Generation manages credit risk, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Derivative Instruments and Hedging Activities."

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At December 31, 2010, Midwest Generation had no borrowings outstanding.

 CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Introduction

The accounting policies described below are considered critical to obtaining an understanding of Midwest Generation's consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing Midwest Generation's consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or if different estimates that could have been selected had been used could have a material impact on Midwest Generation's results of operations or financial position. For more information on Midwest Generation's accounting policies, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

Derivatives

Midwest Generation uses derivative instruments to manage exposure to changes in electricity, fuel oil and interest rates. Derivative instruments that do not meet the normal purchases and sales exception at fair value are recorded with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for cash flow hedge accounting treatment, the effective portion of the changes in the derivative's fair value is recognized in other comprehensive income until the hedged item is recognized in earnings.

Management's judgment is required to determine if a transaction meets the definition of a derivative and, if it does, whether the normal purchases and sales exception applies or whether individual transactions qualify for hedge accounting treatment. Management's judgment is also required to determine the fair value of derivative transactions.

Key Assumptions and Approach Used.    Midwest Generation determines the fair value of derivative instruments based on forward market prices in active markets adjusted for nonperformance risk. If quoted market prices are not available, internally developed models are used to determine the fair value. When actual market prices, or relevant observable inputs are not available, it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. In assessing nonperformance risks, Midwest Generation reviews credit ratings of counterparties (and related default rates based on such credit ratings) and prices of credit default swaps. The market price (or premium) for credit default swaps represents the price that a counterparty would pay to transfer the risk of default, typically bankruptcy, to another party. A credit default swap is not directly comparable to the credit risks of derivative contracts, but provides market information of the related risk of nonperformance.

In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. For further information, see "Item 8. Midwest

Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 3. Fair Value Measurements."

Effect if Different Assumptions Used.    As described above, fair value is determined using a combination of market information or observable data and unobservable inputs which reflect management's assumptions. Changes in observable data and unobservable inputs would impact results.

For Midwest Generation's derivative instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect Midwest Generation's results of operations. For further sensitivities in Midwest Generation's assumptions used to calculate fair value, see "Market Risk Exposures—Derivative Instruments—Fair Value Disclosures." For further information on derivative instruments, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Derivative Instruments and Hedging Activities."

Impairment of Long-Lived Assets

Nature of Estimates Required.    Long-lived assets, including intangible assets, are evaluated for impairment in accordance with applicable authoritative guidance. Authoritative guidance requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized on the financial statements. The impairment charges, if applicable, are calculated as the excess of the asset's carrying value over its fair value, which represents the discounted expected future cash flows attributable to the asset or, in the case of assets expected to be sold, at fair value less costs to sell. Long-lived assets for impairment are evaluated whenever indicators of impairment exist or when there is a commitment to sell or dispose of the asset. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses.

Key Assumptions and Approach Used.    The assessment of impairment requires significant management judgment to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that are considered important, which could trigger an impairment, include operating losses, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. The determination of fair value requires management to apply judgment in: (1) estimating future prices of energy and capacity in wholesale energy markets and fuel prices that are susceptible to significant change, (2) environmental and maintenance expenditures, and (3) the time period due to the length of the estimated remaining useful lives.

Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change materially if different estimates and assumptions were used to determine the amounts or timing of future revenues, environmental compliance costs or operating expenditures.

Application to Merchant Coal-Fired Power Plants

Weak commodity prices combined with continuing, heightened public policy pressure on coal generation have resulted in continuing uncertainties for merchant coal-fired power plants, which may require significant capital and increased operating costs to meet environmental requirements. For a discussion of environmental requirements, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Environmental Developments." Management has reviewed long-term cash flow forecasts that include assumptions about future electricity and fuel prices, future capacity payments under the PJM RPM, and future capital expenditure requirements under different scenarios. Assumptions included in the long-term cash flow forecasts include:

•
Observable market prices for electricity and fuel to the extent available and long-term prices developed based on a fundamental price model;

•
Long-term capacity prices based on the assumption that the PJM RPM capacity market would continue consistent with its current structure, with expected increases in revenues as a result of declines in reserve margins beyond the price of the latest auctions; and

•
Plans for compliance with both existing and possible future environmental regulations.

If electricity and capacity prices do not increase consistent with the fundamental forecast or if Midwest Generation decides not to install additional environmental control equipment and, instead, shuts down one or more coal-fired power plants, the forecasted cash flow would be less than expected and impairment may result.

Midwest Generation includes allocated acquired emission allowances as part of each power plant asset group. Midwest Generation's unit of account is at the plant level and, accordingly, the closure of a unit at a multi-unit site would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant.

The following table summarizes the net book value of Midwest Generation's asset groups at December 31, 2010:

(in millions)

Crawford Station	$178
Fisk Station	124
Joliet Station	771
Powerton Station	856
Waukegan Station	365
Will County Station	537

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

Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation Company LLC for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. The estimated liability is based on studies that estimate future losses based on claims experience and other available information. In calculating future losses, various assumptions were made, including, but not limited to, the settlement of future claims under the supplemental agreement, the distribution of exposure sites and that the filing date of asbestos claims will not be after 2044. At December 31, 2010, Midwest Generation had recorded a liability of $56 million related to this contract indemnity.

Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenues and expenses recorded on the consolidated financial statements. In addition, for guarantees and indemnities actual results may differ from the amounts recorded and disclosed and could have a significant impact on Midwest Generation's consolidated financial statements. For a discussion of contingencies, guarantees and indemnities, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies—Guarantees and Indemnities," "—Contingencies" and "Item 1. Business—Environmental Matters and Regulations."

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

Effect if Different Assumptions Used.    Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenues and expenses recorded in the financial statements. Midwest Generation continues to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. A tax liability has been recorded with respect to tax positions in which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded and the related filing position is no longer subject to review. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Income Taxes."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is filed with this report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Midwest Generation's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period, Midwest Generation's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Midwest Generation's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Midwest Generation. Under the supervision and with the participation of its President and Chief Financial Officer, Midwest Generation's management conducted an evaluation of the effectiveness of Midwest Generation's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Midwest Generation's management concluded that Midwest Generation's internal control over financial reporting was effective as of December 31, 2010.

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

None.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of the Form 10-K present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for fair value disclosure principles as of January 1, 2010.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2011

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Years Ended December 31,
	2010	2009	2008

Operating Revenues from Marketing Affiliate	$1,479	$1,487	$1,778
Operating Expenses
Fuel	519	547	482
Plant operations	447	396	433
Depreciation and amortization	155	150	147
Asset write-downs and (gain) on buyout of contract (Notes 2 and 8)	48	3	(16)
Administrative and general	22	21	22

Total operating expenses	1,191	1,117	1,068

Operating income	288	370	710

Other Income (Expense)
Interest and other income	117	117	127
Interest expense	(48)	(62)	(77)

Total other income	69	55	50

Income before income taxes	357	425	760
Provision for income taxes	142	166	283

Net Income	$215	$259	$477

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts)

	December 31,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	$295	$237
Due from affiliates	124	137
Fuel inventory	85	74
Spare parts inventory	38	34
Interest receivable from affiliate	56	55
Derivative assets	47	98
Intangible assets	2	11
Other current assets	33	31

Total current assets	680	677

Property, plant and equipment, net	2,905	3,002
Notes receivable from affiliate	1,343	1,348
Long-term derivative assets	3	24
Other assets	11	12

Total Assets	$4,942	$5,063

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$43	$39
Accrued liabilities	60	66
Due to affiliates	16	20
Interest payable	22	26
Derivative liabilities	3	19
Deferred taxes	10	43
Current portion of lease financing	109	120

Total current liabilities	263	333

Lease financing, net of current portion	556	665
Deferred taxes	129	167
Long-term derivative liabilities	2	4
Benefit plans and other long-term liabilities	214	149

Total Liabilities	1,164	1,318

Commitments and Contingencies (Notes 5 and 8)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	270	180
Accumulated other comprehensive income	(3)	54

Total Member's Equity	3,778	3,745

Total Liabilities and Member's Equity	$4,942	$5,063

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(in millions)

	Membership Interests	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Member's Equity

Balance at December 31, 2007	$—	$3,587	$(226)	$(44)	$3,317
Net income	—	—	477	—	477
Other comprehensive income	—	—	—	187	187
Cash distribution to parent	—	(76)	(130)	—	(206)

Balance at December 31, 2008	—	3,511	121	143	3,775
Net income	—	—	259	—	259
Other comprehensive loss	—	—	—	(89)	(89)
Cash distribution to parent	—	—	(200)	—	(200)

Balance at December 31, 2009	—	3,511	180	54	3,745
Net income	—	—	215	—	215
Other comprehensive loss	—	—	—	(57)	(57)
Cash distribution to parent	—	—	(125)	—	(125)

Balance at December 31, 2010	$—	$3,511	$270	$(3)	$3,778

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2010	2009	2008

Net Income	$215	$259	$477
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax benefit of $(4) for 2010	(6)	—	(1)
Net gain (loss) adjustment, net of tax expense (benefit) of $(4), $4 and $(13) for 2010, 2009 and 2008, respectively	(6)	6	(21)
Amortization of net loss included in expense, net of tax	—	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $29, $27 and $93 for 2010, 2009 and 2008, respectively	45	39	146
Reclassification adjustments included in net income, net of income tax expense (benefit) of $(58), $(88) and $40 for 2010, 2009 and 2008, respectively	(90)	(135)	63

Other comprehensive income (loss), net of tax	(57)	(89)	187

Comprehensive Income	$158	$170	$664

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2010	2009	2008

Cash Flows From Operating Activities
Net income	$215	$259	$477
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	156	153	151
Asset write-downs and (gain) on buyout of contract	48	3	(16)
Deferred taxes	(33)	76	20
Other non-cash items	(3)	(1)	(1)
Decrease (increase) in due to/from affiliates	9	37	(128)
Decrease (increase) in inventory	(15)	2	(18)
Decrease in loans to affiliate for margin deposits	—	—	54
Increase in other assets	(2)	(9)	(10)
Decrease (increase) in intangible assets	9	41	(30)
Decrease in accounts payable and other current liabilities	(3)	(21)	—
Decrease in interest payable	(4)	(5)	(3)
Increase (decrease) in other liabilities	44	(5)	(16)
Decrease (increase) in derivative assets and liabilities	(20)	(70)	65

Net cash provided by operating activities	401	460	545

Cash Flows From Financing Activities
Borrowings on long-term debt	—	—	700
Repayments of long-term debt	—	(475)	(225)
Cash distributions to parent	(125)	(200)	(206)
Repayment of capital lease obligation	(120)	(126)	(119)

Net cash provided by (used in) financing activities	(245)	(801)	150

Cash Flows From Investing Activities
Capital expenditures	(107)	(78)	(116)
Proceeds from sale of assets	—	—	1
Proceeds from sale of emission allowances	3	1	2
Proceeds from settlement of claim	1	—	—
Decrease (increase) in restricted deposits	—	1	(1)
Repayment of loan to affiliate	5	4	4

Net cash used in investing activities	(98)	(72)	(110)

Net increase (decrease) in cash and cash equivalents	58	(413)	585
Cash and cash equivalents at beginning of period	237	650	65

Cash and cash equivalents at end of period	$295	$237	$650

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Midwest Generation, LLC (Midwest Generation) is an indirect wholly owned subsidiary of Edison Mission Energy (EME). EME is an indirect wholly owned subsidiary of Edison International. Midwest Generation was formed for the purpose of acquiring, owning or leasing and operating multiple fossil-fuel electric generating units located within the state of Illinois, which are referred to as the Midwest Generation plants, for the purpose of producing electric energy.

As of December 31, 2010, Midwest Generation operated 5,477 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•
six coal-fired generating plants consisting of 5,172 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•
the Fisk and Waukegan on-site, oil-fired generating peakers consisting of 305 MW.

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

The preparation of financial statements in conformity with United States generally accepted accounting principles requires Midwest Generation to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

Cash Equivalents

Cash equivalents include money market funds totaling $270 million and $237 million at December 31, 2010 and 2009, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

 Derivative Instruments and Hedging Activities

Authoritative guidance on derivatives and hedging establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). Midwest Generation is required to record derivatives on its balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases and sales. All changes in the fair value of derivative instruments are recognized currently in earnings, unless specific hedge criteria are met, which requires that Midwest Generation formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis on its consolidated balance sheets. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows. Derivative and hedging accounting policies are discussed further in Note 5—Derivative Instruments and Hedging Activities.

Deferred Financing Costs

Bank, legal and other direct costs incurred in connection with obtaining financing are deferred and amortized as interest expense using a method that approximates the effective interest rate method over the term of the related debt. Accumulated amortization of these costs at December 31, 2010 and 2009 amounted to $4 million and $3 million, respectively. Amortization of deferred financing costs charged to interest expense was $1 million in each of 2010, 2009 and 2008.

Impairment of Long-Lived Assets

Midwest Generation evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows, undiscounted and without interest charges, then an impairment loss is recognized.

Income Taxes and Tax-Allocation Agreements

Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings. As long as Edison International continues to own, directly or indirectly, at least 80% of the voting power of the stock of EME and its existing subsidiaries and at least 80% of the value of such stock, Midwest Generation will be included in the consolidated federal and state income tax returns of Edison International. In accordance with the agreement and the tax-allocation procedures that have been in effect since Midwest Generation's formation, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). The amount on the balance sheet associated with this tax-allocation agreement totaled $9 million and $11 million at December 31, 2010 and 2009, respectively, included in due to affiliates.

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

Inventory

Inventory consists of spare parts, coal, fuel oil, and other raw materials and is stated at the lower of weighted average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Generally, cost is reduced to market value if the market value of inventory has declined and it is probable that revenues earned from the generation of power will not cover the cost of the inventory in the ordinary course of business.

New Accounting Guidance

Accounting Guidance Adopted in 2010

Fair Value Measurements and Disclosures

The Financial Accounting Standards Board (FASB) issued an accounting standards update that provides for new disclosure requirements related to fair value measurements. The requirements, which Midwest Generation adopted effective January 1, 2010, include separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The update also clarified existing disclosure requirements for the level of disaggregation, inputs and valuation techniques. Since this guidance impacts disclosures only, the adoption did not have an impact on Midwest Generation's consolidated results of operations, financial position or cash flows. In addition, effective January 1, 2011, the Level 3 reconciliation of fair value measurements using significant unobservable inputs should include gross rather than net information about purchases, sales, issuances and settlements. The guidance impacts disclosures only. For further discussion, see Note 3—Fair Value Measurements.

Accounting Guidance Not Yet Adopted

Recently issued accounting standards updates by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission that were effective after December 31, 2010 are not expected to have a material effect on Midwest Generation's consolidated results of operations or financial position.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Gains and losses from the sale of assets are recognized at the time of the transaction. As part of the acquisition of the Midwest Generation plants, Midwest Generation acquired emission allowances under the United States Environmental Protection Agency's (US EPA's) Acid Rain Program. Midwest Generation uses these emission allowances in the normal course of its business to generate electricity and has classified them as part of property, plant and equipment.

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Power plant facilities	3 to 30 years
Emission allowances	25 to 33.75 years
Equipment, furniture and fixtures	3 to 7 years
Plant and equipment under lease financing	30 to 33.75 years

The remaining estimated useful life or lease term at December 31, 2010 for the Midwest Generation coal plants is as follows:

Crawford Station	14 years
Fisk Station	14 years
Joliet Unit 6	19 years
Joliet Units 7 and 8[1]	20 years
Powerton Station[1]	23 years
Waukegan Station	14 years
Will County Station	19 years

[1]	Represents leased facilities. The leases may be renewed based on criteria outlined in their respective agreements.

Estimated useful lives of individual facilities could be impacted by decisions related to the installation of environmental remediation equipment. If environmental compliance equipment is not installed, the useful life may be shortened.

Certain major pieces of Midwest Generation's equipment require periodic repairs and maintenance. These costs, including major maintenance costs, are expensed as incurred.

Restricted Deposits

Restricted deposits of $3 million as of December 31, 2010 and 2009 were included in other assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.

Revenue Recognition

Generally, revenues and related costs are recognized when electricity is generated or services are provided unless the transaction is accounted for as a derivative and does not qualify for the normal purchases and sales exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assumes the risks and rewards of ownership. Midwest Generation records the settlement of non-trading physical forward contracts on a gross basis. Midwest Generation nets the cost of purchased power against related third-party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues on the accompanying consolidated income statements.

Note 2. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
(in millions)	2010	2009

Land	$43	$33
Power plant facilities	2,101	2,035
Emission allowances	834	834
Construction in progress	111	128
Equipment, furniture and fixtures	18	16
Plant and equipment under lease financing	1,339	1,348

	4,446	4,394
Less accumulated depreciation and amortization	1,541	1,392

Property, plant and equipment, net	$2,905	$3,002

Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $42 million for all three years ended December 31, 2010, 2009 and 2008. Accumulated amortization related to the leased facilities was $433 million and $393 million at December 31, 2010 and 2009, respectively.

In 2010, Midwest Generation recorded a $40 million write-off reflected in "Asset-write-downs and (gain) on buyout of contract" of capitalized construction in progress costs for air emissions control technology that is not currently being pursued for use at the Powerton Station. In addition, Midwest Generation recorded a loss on disposal of assets of $8 million primarily related to the retirement of assets at the Powerton Station due to plant maintenance activities also reflected in "Asset write-downs and (gain) on buyout of contract" on Midwest Generation's consolidated statements of income.

Asset Retirement Obligations

Authoritative guidance on asset retirement obligations (AROs) requires entities to record the fair value of a liability for an ARO in the period in which it is incurred, including a liability for the fair value of a conditional ARO, if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased for accretion expense to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Settlement of an ARO liability for an amount other than its recorded amount results in an increase or decrease in expense.

Midwest Generation has conditional AROs related to asbestos removal and disposal costs for owned buildings and power plant facilities. Midwest Generation has not recorded a liability related to these structures because it cannot reasonably estimate the obligation's fair value at this time. The range of time over which Midwest Generation may settle these obligations in the future (demolition or other method) is sufficiently large to not allow for the use of expected present value techniques.

Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards, which is included in benefit plans and other long-term liabilities on Midwest Generation's consolidated balance sheets. A reconciliation of the changes in the ARO liability is as follows:

	Years Ended December 31,
(in millions)	2010	2009	2008

Beginning balance	$2	$2	$1
Revisions	—	—	—
Liabilities added	—	—	1

Ending balance	$2	$2	$2

 Note 3. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of December 31, 2010 and 2009.

Midwest Generation categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

Assets at Fair Value
Money market funds[2]	$270	$—	$—	$—	$270

Derivatives
Electricity	$—	$42	$—	$8	$50
Fuel oil	8	—	—	(8)	—

Total assets	$8	$42	$—	$—	$50

Liabilities at Fair Value
Derivatives
Electricity	$—	$5	$—	$—	$5

Total liabilities	$—	$5	$—	$—	$5

	As of December 31, 2009

Assets at Fair Value
Money market funds[2]	$237	$—	$—	$—	$237

Derivatives
Electricity	$—	$134	$3	$(33)	$104
Natural gas	2	—	—	—	2
Fuel oil	16	—	—		16

Total assets	$18	$134	$3	$(33)	$122

Liabilities at Fair Value
Derivatives
Electricity	$—	$22	$—	$1	$23

Total liabilities	$—	$22	$—	$1	$23

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
[2]	Included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

(in millions)	2010	2009

Fair value, net asset at beginning of periods	$3	$1
Total realized/unrealized gains (losses):
Included in earnings[1]	—	24
Included in accumulated other comprehensive income	3	3
Purchases and settlements, net	(3)	(24)
Transfers in or out of Level 3	(3)	(1)

Fair value, net asset at end of periods	$—	$3

Change during the periods in unrealized gains related to assets and liabilities, net held at end of periods[1]	$1	$2

[1]	Reported in operating revenues on Midwest Generation's consolidated statements of income.

Midwest Generation determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during 2010, 2009 and 2008.

Valuation Techniques used to Determine Fair Value

Level 1

Level 1 includes assets and liabilities where unadjusted quoted prices in active markets are available at the measurement date for identical assets and liabilities. Financial assets and liabilities classified as Level 1 include exchange-traded derivatives and money market funds.

Level 2

Level 2 pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument. Financial assets and liabilities utilizing Level 2 inputs include over-the-counter derivatives.

Derivative contracts that are over-the-counter traded are valued using pricing models and are generally classified as Level 2. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. Forward market prices are developed based on the source that best represents trade activity in each market. Broker quotes or prices from exchanges are used to validate and corroborate the primary source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity. Broker quotes are incorporated when corroborated with other information which may include a combination of prices from exchanges, other brokers, and comparison to executed trades.

Level 3

Level 3 includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, qualifying facilities contracts, derivative contracts that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations), long-term power agreements, and derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3. In circumstances where EMMT cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

For derivative contracts that trade infrequently (illiquid financial transmission rights), changes in fair value are based on the hypothetical sale of illiquid positions. Objective criteria are reviewed, including system congestion and other underlying drivers and fair value is adjusted when it is concluded that a change in objective criteria would result in a new valuation that better reflects fair value. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity and natural gas prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods. The fair value of the majority of Midwest Generation's derivatives that are classified as Level 3 is determined using uncorroborated non-binding broker quotes and models that may require EMMT to extrapolate short-term observable inputs in order to calculate fair value. Broker quotes are obtained from several brokers and compared against each other for reasonableness.

Note 4. Long-Term Debt

Credit Facility

Midwest Generation maintains a $500 million working capital facility that matures in June 2012, with an option to extend for up to two years. The interest rate on borrowings outstanding under this credit facility is currently London Interbank Offered Rate (LIBOR) plus 1.15%, except if average utilized commitments during a period exceed $250 million, in which case the margin increases to 1.275%. Midwest Generation uses its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation can also support its hedging activities by granting liens to eligible hedge counterparties. As of December 31, 2010 and 2009, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under its working capital facility.

In connection with Midwest Generation's working capital facility, Midwest Generation has given a first priority security interest in substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, the receivables of EMMT directly related to Midwest Generation's hedging activities, and the pledge of the intercompany notes from EME (approximately $1.3 billion at December 31, 2010). The net book value of assets pledged or mortgaged was approximately $2.8 billion at December 31,

2010. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged.

Other Covenants

Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2010, the debt to capitalization ratio was 0.15 to 1.

Note 5. Derivative Instruments and Hedging Activities

Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that Midwest Generation does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Midwest Generation's consolidated balance sheets with offsetting changes recorded on the consolidated statements of income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on Midwest Generation's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive income until the related forecasted transaction occurs.

Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis on its consolidated balance sheets.

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh[1]	12,961	[2]	13,437	[4]
Electricity	Forwards/Futures	Purchases	GWh	408	[2]	14,066	[4]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[3]	—
Electricity	Congestion	Purchases	GWh	—		144	[5]
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000

December 31, 2009

Electricity	Forwards/Futures	Sales	GWh[1]	20,653	[2]	19,004	[4]
Electricity	Forwards/Futures	Purchases	GWh	106	[2]	18,406	[4]
Electricity	Capacity	Sales	MW-Day (in thousands)	254	[3]	—
Electricity	Capacity	Purchases	MW-Day (in thousands)	11	[3]	2	[3]
Natural gas	Forwards/Futures	Sales	bcf[1]	—		3.3
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		625,000

[1]	The terms gigawatt-hours and billion cubic feet are referred to as GWh and bcf, respectively.
[2]
Includes forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Midwest Generation plants which meet the normal purchases and sales exception and are accounted for on the accrual method.
[3]	Midwest Generation's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Reliability Pricing Model (RPM) auction is not accounted for as a derivative.
[4]
Midwest Generation also entered into transactions that adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. These positions largely offset each other. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.
[5]
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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

December 31, 2010
	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Cash flow hedges	$41	$2	$43	$3	$2	$5	$38
Economic hedges	26	1	27	20	—	20	7

	67	3	70	23	2	25	45
Netting and collateral received[1]	(20)	—	(20)	(20)	—	(20)	—

Total	$47	$3	$50	$3	$2	$5	$45

December 31, 2009

Cash flow hedges	$152	$17	$169	$61	$4	$65	$104
Economic hedges	176	7	183	154	—	154	29

	328	24	352	215	4	219	133
Netting and collateral received[1]	(230)	—	(230)	(196)	—	(196)	(34)

Total	$98	$24	$122	$19	$4	$23	$99

[1]	Netting of derivative receivables and derivative payables and the related cash collateral received and paid is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing information about the changes in the fair value of cash flow hedges, to the extent effective, and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1]
			Income Statement Location
(in millions)	2010	2009

Accumulated other comprehensive income derivative gain at January 1	$111	$268
Effective portion of changes in fair value	74	66
Reclassification from accumulated other comprehensive income to net income	(148)	(223)	Operating revenues

Accumulated other comprehensive income derivative gain at December 31	$37	$111

[1]	Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at December 31, 2010 and 2009 were $23 million and $68 million, respectively.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings.

Midwest Generation recorded net gains of $7 million, $5 million and $1 million in 2010, 2009 and 2008, respectively, in operating revenues on the consolidated statements of income representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of income is presented below:

		December 31,
	Income Statement Location
(in millions)		2010	2009

Economic hedges	Operating revenues	$7	$39
	Fuel costs	2	18

Contingent Features

Midwest Generation sells merchant energy and capacity through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of December 31, 2010, EMMT had no borrowings outstanding under this revolving credit agreement.

Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. The aggregate fair value of all derivative instruments with credit-risk-related contingent features is in an asset position at December 31, 2010 and, accordingly, the contingent features described above do not currently have liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

 Collateral Deposits

Collateral deposits include cash collateral received from counterparties and brokers as credit support under derivative contracts. The amount of collateral deposits generally varies based on changes in fair value of the related positions. Midwest Generation nets counterparty receivables and payables where balances exist under master netting arrangements. Midwest Generation presents the portion of its cash collateral deposits netted with its derivative positions on its consolidated balance sheets. Cash collateral received from others that was offset against derivative assets totaled none and $34 million at December 31, 2010 and 2009, respectively.

Commodity Price Risk Management

Midwest Generation's operations create exposure to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Midwest Generation's risk management policies, through EMMT. EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Midwest Generation's overall market risk exposure and earnings volatility with respect to hedge positions at the Midwest Generation plants. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers volumetric exposure limits. When appropriate, EMMT manages the spread between the electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.

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

The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Midwest Generation plants. See Note 4—Long-term Debt and Note 12—Related-Party Transactions—EMMT Agreements.

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

The majority of the coal for the Midwest Generation plants is purchased from suppliers under contracts which may be for multiple years. None of the coal suppliers to the Midwest Generation plants have investment grade credit ratings and, accordingly, Midwest Generation may have limited recourse to collect damages in the event of default by a supplier.

Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 79%, 62% and 58% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Moody's Investors Service, Inc. (Moody's) rates PJM's debt Aa3. PJM, an RTO with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

For the year ended December 31, 2008, Midwest Generation derived 18% of its consolidated operating revenues from the sale of energy, capacity and ancillary services generated at the Midwest Generation plants to Commonwealth Edison Company (Commonwealth Edison) under load requirements services contracts.

 Note 6. Income Taxes

Current and Deferred Taxes

Income tax provision includes the current tax provision from operating income and the change in deferred income taxes during the year. The components of net accumulated deferred income tax liability were:

	December 31,
(in millions)	2010	2009

Deferred tax assets
State taxes	$9	$7
Deferred income	1	5
Accrued charges and liabilities	6	—

Total	16	12

Deferred tax liabilities
Derivative instruments	$1	$48
Lease financing	—	45
Property, plant and equipment—basis differences	154	120
Accrued charges and liabilities	—	9

Total	155	222

Deferred tax liabilities, net	$139	$210

Classification of accumulated deferred income taxes
Included in current liabilities	$10	$43
Included in non-current liabilities	$129	$167

The provision for income taxes is comprised of the following:

	Years Ended December 31,
(in millions)	2010	2009	2008

Current
Federal	$112	$75	$224
State	24	24	39

Total current	136	99	263

Deferred
Federal	$7	$59	$14
State	(1)	8	6

Total deferred	6	67	20

Provision for income taxes	$142	$166	$283

Effective Tax Rate

The table below contains a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from operations:

	Years Ended December 31,
(in millions)	2010	2009	2008

Provision for income taxes at federal statutory rate of 35%	$125	$149	$266
State tax, net of federal benefit	14	19	29
Qualified production deduction	(7)	(3)	(12)
Deferred tax adjustments[1]	9	—	—
Other	1	1	—

Total provision for income taxes	$142	$166	$283

Effective tax rate	40%	39%	37%

[1]	Deferred tax adjustments in 2010 included $8 million of prior period expenses determined to be immaterial to overall results.

Accounting for Uncertainty in Income Taxes

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2010	2009	2008

Balance at January 1	$—	$21	$21
Tax positions taken during the current year
Increases	—	—	—
Decreases	—	—	—
Tax positions taken during a prior year
Increases[1]	44	—	—
Decreases	—	—	—
Decreases for settlements during the period	—	(21)	—
Decreases resulting from a lapse in statute of limitations	—	—	—

Balance at December 31	$44	$—	$21

1
Unrecognized tax benefits relate to tax positions taken in prior years and result from a review of Midwest Generation's deferred tax assets and liabilities.

The total amount of unrecognized tax benefits as of December 31, 2010 that, if recognized, would affect the effective tax rate was $41 million.

Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 remain subject to audit.

 Accrued Interest and Penalties

The total amount of accrued interest expense and penalties was $16 million as of December 31, 2010 and not material as of December 31, 2009. The total amount of interest expense and penalties recognized in income tax expense was $16 million for 2010 and not material for each of 2009 and 2008.

Note 7. Compensation and Benefit Plans

Employees of Midwest Generation are eligible for various benefit plans of Edison International.

Employee Savings Plan

A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' base annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $5 million for each year ended December 31, 2010, 2009 and 2008.

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Midwest Generation maintains a pension plan specifically for the benefit of its union employees. A portion of Midwest Generation's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $13.9 million for the year ended December 31, 2011.

Volatile market conditions have affected the value of the trusts established to fund its future long-term pension benefits. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined 35% during 2008. This reduction in the value of plan assets resulted in a change in the pension plan funding status from overfunded to underfunded and will also result in increased future expense and increased future contributions. Improved market conditions in 2010 and 2009 partially offset the impacts of the 2008 market conditions.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2010	2009

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$136	$115
Service cost	12	11
Interest cost	8	7
Actuarial loss	11	5
Benefits paid	(3)	(2)

Projected benefit obligation at end of year	$164	$136

Change in plan assets
Fair value of plan assets at beginning of year	$82	$62
Actual return on plan assets	13	16
Employer contributions	17	6
Benefits paid	(3)	(2)

Fair value of plan assets at end of year	$109	$82

Funded status at end of year	$(55)	$(54)

Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(55)	$(54)
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$1	$1
Net loss	19	14
Accumulated benefit obligation at end of year	$140	$114
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$164	$136
Accumulated benefit obligation	140	114
Fair value of plan assets	109	82
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	5.25%	6.0%
Rate of compensation increase	5.0%	5.0%

 Expense components and other amounts recognized in other comprehensive (income) loss

Expense components:

	Years Ended December 31,
(in millions)	2010	2009	2008

Service cost	$12	$11	$11
Interest cost	8	7	6
Expected return on plan assets	(7)	(4)	(6)
Net amortization	—	1	—

Total expense	$13	$15	$11

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2010	2009	2008

Net loss (gain)	$4	$(6)	$28
Prior service cost	—	—	2
Amortization of net loss	—	(1)	—

Total in other comprehensive (income) loss	$4	$(7)	$30

Total in expense and other comprehensive (income) loss	$17	$8	$41

The estimated amortization amounts expected to be reclassified from other comprehensive loss for 2011 are $0.2 million for prior service costs and $0.4 million for net loss.

The following are weighted-average assumptions used to determine expenses:

	Years Ended December 31,
	2010	2009	2008

Discount rate	6.0%	6.25%	6.25%
Rate of compensation increase	5.0%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

The following are benefit payments, which reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)

2011	$5
2012	6
2013	8
2014	9
2015	11
2016-2020	80

Postretirement Benefits Other Than Pensions

Midwest Generation's non-union employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision, and life insurance coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. Union-represented employees who retire at age 55 with at least 10 years of service may be eligible for access to postretirement medical, dental, vision and hearing coverage by paying the full cost for these benefits. The expected contributions (all by the employer) for the postretirement benefits other than pensions are $0.7 million for the year ended December 31, 2011.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$36	$38
Service cost	1	1
Interest cost	2	2
Amendments	11	(1)
Actuarial loss (gain)	5	(3)
Benefits paid	(1)	(1)

Benefit obligation at end of year	$54	$36

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(54)	$(36)

Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(54)	$(36)
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$11	$1
Net loss	12	6
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	5.5%	6.0%
Assumed health care cost trend rates:
Rate assumed for following year	9.75%	8.25%
Ultimate rate	5.5%	5.5%
Year ultimate rate reached	2019	2016

Expense components and other amounts recognized in other comprehensive (income) loss

Expense components:

	Years Ended December 31,
(in millions)	2010	2009	2008

Service cost	$1	$1	$1
Interest cost	2	2	2
Amortization of prior service credit	—	—	(1)
Amortization of net loss	—	—	1

Total expense	$3	$3	$3

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2010	2009	2008

Net loss (gain)	$5	$(4)	$6
Prior service cost (credit)	11	(1)	—
Amortization of prior service credit	—	—	1
Amortization of net loss	—	—	(1)

Total in other comprehensive (income) loss	$16	$(5)	$6

Total in expense and other comprehensive (income) loss	$19	$(2)	$9

The estimated amortization amounts expected to be reclassified from other comprehensive (income) loss for 2011 are $0.3 million for prior service cost and $0.6 million for net loss.

The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2010	2009	2008

Discount rate	6.0%	6.25%	6.25%
Assumed health care cost trend rates:
Current year	8.25%	8.75%	9.25%
Ultimate rate	5.5%	5.5%	5.0%
Year ultimate rate reached	2016	2016	2015

Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2010 by $10.4 million and annual aggregate service and interest costs by $0.6 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2010 by $8.7 million and annual aggregate service and interest costs by $0.5 million.

The following benefit payments are expected to be paid:

Years Ending December 31, (in millions)	Before Subsidy[1]	Net

2011	$1	$1
2012	1	1
2013	1	1
2014	1	1
2015	2	2
2016-2020	16	16

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

Plan Assets

Description of Pension and Postretirement Benefits Other Than Pensions Investment Strategies

The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for pension plan assets are 30% for United States equities, 16% for non-United States equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan, asset class and individual manager performance are measured against targets. Edison International also monitors the stability of its investments managers' organizations.

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

•
Opportunistic, Alternative, and Other Investments:

•
Opportunistic: Investments in short to intermediate term market opportunities. Investments may have fixed income and/or equity characteristics and may be either liquid or illiquid.

•
Alternative: Limited partnerships that invest in non-publicly traded entities.

•
Other: Investments diversified among multiple asset classes such as global equity, fixed income currency and commodities markets. Investments are made in liquid instruments within and across markets. The investment returns are expected to approximate the plans' expected investment returns.

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

Capital Markets Return Forecasts

Capital markets return forecasts are based on long-term strategic planning assumptions from an independent firm which uses its research, modeling and judgment to forecast rates of return for global asset classes. In addition, a separate analysis of expected returns is conducted. The estimated total return for fixed income securities is based on historic long-term United States government bonds data. The estimated total return for intermediate United States government bonds is based on historic and projected data. The estimated rate of return for United States equities, non-United States equities and hedge funds includes a 3% premium over the estimated total return for intermediate United States government bonds. The rate of return for private equity is estimated to be a 3% premium over public equity, reflecting a premium for higher volatility and illiquidity.

Fair Value of Plan Assets

The plan assets for Midwest Generation pension are included in the Southern California Edison Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Future contracts trade on an exchange and therefore classified as Level 1. One of the partnerships is classified as Level 2 since this investment can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are, therefore, classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further in footnote 6 to the pension plan master trust investments table below.

Pension Plan

The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2010 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total

Corporate stocks[1]	$786	$—	$—	$786
Common/collective funds[2]	—	600	—	600
Corporate bonds[3]	—	555	—	555
Partnerships/joint ventures[4]	—	155	345	500
U.S. government and agency securities[5]	84	316	—	400
Registered investment companies[6]	84	169	—	253
Other investment entities[7]	—	159	—	159
Interest-bearing cash	5	—	—	5
Other	2	30	—	32

Total	$961	$1,984	$345	$3,290

Receivables and payables, net				(55)

Net plan assets available for benefits				3,235

Midwest Generation's share of net plan assets				$109

The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2009 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total

Corporate stocks[1]	$678	$—	$—	$678
Common/collective funds[2]	—	612	—	612
Corporate bonds[3]	—	469	—	469
Partnerships/joint ventures[4]	—	101	240	341
U.S. government and agency securities[5]	104	352	—	456
Registered investment companies[6]	73	58	—	131
Other investment entities[7]	—	135	—	135
Interest-bearing cash	5	—	—	5
Foreign exchange contracts	—	6	—	6
Other	—	7	—	7

Total	$860	$1,740	$240	$2,840

Receivables and payables, net				17

Net plan assets available for benefits				2,857

Midwest Generation's share of net plan assets				$82

[1]	Corporate stocks are diversified. For 2010 and 2009, respectively, performance is primarily benchmarked against the Russell Indexes (63% and 61%) and Morgan Stanley Capital International (MSCI) indexes (37% and 39%).
[2]
At December 31, 2010 and 2009, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (29% and 33%), Russell 200 and Russell 1000 indexes (28% and 26%) and the MSCI Europe, Australasia and Far East (EAFE) Index (11% and 10%). A non-index U.S. equity fund representing 23% and 20% of this category as of December 31, 2010 and 2009, respectively, is actively managed. Another fund representing 8% and 7% of this category, as of December 31, 2010 and 2009, respectively, is a global asset allocation fund.
[3]
Corporate bonds are diversified. At December 31, 2010 and 2009, respectively, this category includes $65 million and $52 million for collateralized mortgage obligations and other asset backed securities of which $17 million and $12 million are below investment grade.
[4]
Partnership/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. Approximately 60% of the Level 3 partnerships are invested in asset backed securities including distressed mortgages. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified U.S. and non-U.S. fund-of-funds.
[5]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relate to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
[6]
Level 1 of registered investment companies consists of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 of this category primarily consists of (1) short-term, emerging market and high yield bond funds and (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets.

[7]
At December 31, 2010 and 2009, respectively, 57% and 64% of the other investment entities balance is invested in emerging market equity securities. At December 31, 2010 and 2009, respectively, about 24% and 17% of the assets in this category are invested in domestic mortgage backed securities. Most of the remaining funds invest in below grade fixed income securities including foreign issuers.

At December 31, 2010 and 2009, approximately 69% and 67%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

The following table sets forth a summary of changes in the fair value of Level 3 investments for 2010 and 2009:

(in millions)	2010	2009

Fair value, net at beginning of period	$240	$111
Actual return on plan assets:
Relating to assets still held at end of period	42	34
Relating to assets sold during the period	24	6
Purchases and dispositions, net	39	89
Transfers in and/or out of Level 3	—	—

Fair value, net at end of period	$345	$240

Note 8. Commitments and Contingencies

Lease Commitments

Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place with respect to equipment, primarily railcars, with termination option dates in various years through 2019.

At December 31, 2010, the future operating and lease financing commitments were as follows:

Years Ending December 31, (in millions)	Operating Leases	Lease Financing

2011	$16	$151
2012	14	151
2013	18	151
2014	7	151
2015	7	67
Thereafter	17	267

Total future commitments	$79	$938

Amount representing interest		274

Net commitments		$664

Operating lease expense amounted to $17 million, $19 million and $19 million in 2010, 2009 and 2008, respectively.

 Powerton-Joliet Facilities Sale-Leaseback

On August 24, 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton Station and Units 7 and 8 of the Joliet Station located in Illinois to third-party lessors. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. If a lessor intends to sell its interest in the Powerton or Joliet power facility, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. The lessor debt of $1.147 billion was obtained from the issuance pursuant to two pass-through trust agreements between Midwest Generation and pass-through trustees of Pass-Through Certificates with terms ranging from nine to 16 years with fixed interest rates ranging from 8.30% to 8.56%. The gain on the sale of the power facilities has been deferred and is being amortized over the term of the leases.

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

Other Commitments

Certain other minimum commitments are estimated as follows:

(in millions)	2011	2012	2013

Fuel supply contracts	$195	$134	$—
Coal transportation agreements	219	—	—
Capital expenditures	116	—	—
Other contractual obligations	50	48	20

	$580	$182	$20

Fuel Supply Contracts

At December 31, 2010, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses.

In January 2011, Midwest Generation entered into additional contractual agreements for the purchase of coal. These commitments, together with estimated transportation costs under existing agreements, total $34 million for 2011.

In connection with the acquisition of the Midwest Generation plants, Midwest Generation assumed a long-term coal supply contract and recorded a liability to reflect the fair value of this contract. In March 2008, Midwest Generation entered into an agreement to buy out its coal obligations for the years 2009 through 2012 under this contract with a one-time payment made in January 2009. Midwest Generation recorded a pre-tax gain of $15 million ($9 million, after tax) during 2008 reflected in "Asset write-downs and (gain) on buyout of contract" on Midwest Generation's consolidated statements of income.

Coal Transportation Agreements

At December 31, 2010, Midwest Generation had contractual agreements for the transportation of coal. The primary contract is with Union Pacific Railroad (and various short-haul carriers) and extends through 2011. Midwest Generation commitments under this agreement are based on actual coal purchases from the Powder River Basin. Accordingly, Midwest Generation's contractual obligations for transportation are based on coal volumes set forth in its fuel supply contracts.

Capital Expenditures

At December 31, 2010, Midwest Generation had firm commitments for capital expenditures primarily related to selective non-catalytic reduction (SNCR) equipment. Midwest Generation intends to fund these expenditures through cash on hand, cash generated from operations or by drawing on its working capital facility.

Other Contractual Obligations

At December 31, 2010, Midwest Generation had contractual commitments for the purchase of materials used in the operation of environmental controls equipment.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 223 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at December 31, 2010. While the range of this liability is between $46 million and $67 million , Midwest Generation had recorded a liability for previous, pending and future claims of $56 million and $50 million at December 31, 2010 and 2009, respectively, included in benefit plans and other long-term liabilities on its consolidated balance sheets.

The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

Contingencies

Environmental Remediation

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $3 million at December 31, 2010 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state, or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified. However, based on available information, management believes that future remediation costs in excess of the amounts disclosed on all known and quantifiable environmental contingencies will not be material to Midwest Generation's financial position.

New Source Review Lawsuit

In August 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups have intervened in the case.

Nine of the ten counts related to PSD requirements in the complaint were dismissed in March 2010, and the tenth count was also dismissed to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. The court did not address (i) other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA, or (ii) the complaint in intervention filed by the Chicago-based environmental action groups, which also alleges opacity and particulate matter violations.

In June 2010, the US EPA, the State of Illinois, and several environmental action groups filed amended complaints similar to the prior complaints, but also seeking to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. Midwest Generation, EME and Commonwealth Edison have filed a motion to dismiss the amended complaints.

An adverse decision could involve penalties and remedial actions that would have a material adverse impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Insurance

At December 31, 2010 and 2009, Midwest Generation had a $10 million and $8 million receivable, respectively, recorded primarily related to insurance claims from unplanned outages. During 2009 and 2008, $2 million and $6 million, respectively, related to business interruption insurance coverage were recorded and have been reflected in interest and other income on Midwest Generation's consolidated statements of income. Midwest Generation received $15 million and $9 million in cash payments related to insurance claims during 2010 and 2009, respectively.

Note 9. Environmental Developments

Environmental Compliance Plans and Costs

During 2010, Midwest Generation continued its permitting and planning activities for nitrogen oxide (NOx) and sulfur oxide (SO2) controls to meet the requirements of the CPS. Midwest Generation has received all necessary permits from the Illinois Environmental Protection Agency (Illinois EPA) to allow the installation of SNCR technology on multiple units to meet the NOx portion of the CPS. In November 2010 and February 2011, the Illinois EPA issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or its equivalent at the Waukegan generating station's Unit 7 and Units 5 and 6 at the Powerton Station. The permit for Unit 7 at the Waukegan Station also authorizes Midwest Generation to convert the existing electrostatic precipitator to a cold-side design which will improve removal efficiency of particulate matter to satisfy the particulate control requirements of the CPS.

Testing of dry scrubbing using Trona on select Midwest Generation units has demonstrated significant reductions in SO2 emissions. Use of this technology in conjunction with low sulfur coal is expected to require substantially less capital and time than the use of spray dryer absorber technology, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs.

Based on work to date, Midwest Generation estimates the cost of retrofitting all units, using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and the associated upgrading of existing particulate removal systems, would be approximately $1.2 billion in 2010 dollars. If these projects are undertaken, these expenditures would be incurred through 2018.

Decisions regarding whether or not to proceed with the above projects or other approaches to compliance remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Due to existing uncertainties about these factors, Midwest Generation intends to defer final decisions about particular units for the maximum time available. Accordingly, final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project.

Greenhouse Gas Regulation

There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, as well as the cost of purchased power, which could adversely affect Midwest Generation.

Significant developments include the following:

•
In December 2009, the US EPA issued a final finding that certain GHGs, including carbon dioxide, threaten the public health and welfare. The US EPA has issued a proposed rule, known as the "GHG tailoring rule," which generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program (and later, the Title V permitting program), beginning in January 2011. The current program, which applies to only new or newly modified sources, is not expected to have an immediate effect on EME's existing generating plants. However, regulation of GHG emissions pursuant to this program could affect efforts to modify EME's facilities in the future, and could subject new capital projects to additional permitting and pollution control requirements that could delay such projects.

•
Under a pending court settlement, the US EPA will propose performance standards for GHG emissions from new and modified power plants, and emissions guidelines for existing power plants, in July 2011, and will finalize such regulations by May 2012, with compliance dates expected to be in 2015 or 2016. The specific requirements will not be known until the regulations are finalized.

•
In December 2010, the Supreme Court agreed to hear a case in which an appellate court found that judicial remedies for nuisance allegedly caused by GHG emissions were appropriate. The Supreme Court's decision may resolve the question of whether or not this type of litigation presents questions capable of judicial resolution or political questions that should be resolved by elected officials.

Transport Rule

In July 2010, the US EPA issued a Notice of Proposed Rulemaking for a proposed rule, known as the Clean Air Transport Rule (Transport Rule), which would require 31 eastern states (including Illinois) and the District of Columbia to reduce power plant emissions of NOx and SO2 substantially, starting in 2012, with additional reductions in 2014. The Transport Rule would replace the Clean Air Interstate Rule.

The Transport Rule is scheduled to be finalized in 2011. Depending on the approach to emissions allowance trading and allocation adopted by the US EPA, the Transport Rule may provide allowance allocations which are adequate for the plants' needs or may require the Midwest Generation plants to procure additional allowances, based on projected emissions using the Illinois CPS allowable emission rates.

Hazardous Air Pollutant Regulations

In accordance with a consent decree entered in April 2010, the US EPA committed to proposing regulations by March 2011 limiting emissions of Hazardous Air Pollutants (HAPs) from coal- and oil-fired electrical generating units that are major sources of HAPs, and to finalizing such regulations by November 2011. The emissions standards must be designed to achieve the maximum degree of emission reduction that the US EPA determines is achievable for the affected units, taking into account costs and non-air quality environmental and health benefits (also referred to as maximum available control technology, or MACT standard). Unlike the Clean Air Mercury Rule, the US EPA must regulate all of the HAPs emitted by these generating units. Compliance with the MACT standards will be required three years after the effective date of the final regulations. Until the US EPA's regulations are finalized, Midwest Generation cannot determine whether the actions it is taking to comply with other legal requirements (including the CPS) will be sufficient to address its obligations under the new regulations.

Water Quality

Clean Water Act

Regulations under the federal Clean Water Act govern critical parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. The US EPA is rewriting these regulations following a 2009 U.S. Supreme Court decision that held that the US EPA may consider, but is not required to use, a cost-benefit analysis for this purpose. The

Supreme Court set a deadline of March 2011 for draft regulations, which are to be finalized by July 2011. The new regulations will not allow the use of restoration to achieve compliance, but it is unknown whether they will use a cost-benefit analysis for determining the best technology available for compliance.

A new rule could have a material impact on Midwest Generation's operations but Midwest Generation cannot determine the financial impact until the final compliance criteria have been published. Significant capital expenditures may be required.

Coal Combustion Wastes

US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals. Two different proposed approaches are under consideration. If the US EPA lists these residuals as special wastes subject to regulation as hazardous wastes, as proposed under one alternative, could require Midwest Generation to incur additional capital and operating costs without assurance that the additional costs could be recovered.

Note 10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net	Unrecognized Gains (Losses) and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2008	$164	$(21)	$143
Change for 2009	(96)	7	(89)

Balance at December 31, 2009	$68	$(14)	$54
Change for 2010	(45)	(12)	(57)

Balance at December 31, 2010	$23	$(26)	$(3)

1
For further detail, see Note 7—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at December 31, 2010, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $22 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2012.

 Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
(in millions)	2010	2009	2008

Cash paid
Interest	$51	$65	$72
Income taxes	136	65	349

Note 12. Related-Party Transactions

EMMT Agreements

Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, as amended, to provide credit support for forward contracts entered into by EMMT. Under this agreement, Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. There were no loans provided to EMMT at December 31, 2010 and 2009. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation earned interest income of $1 million during 2008. Midwest Generation did not earn any interest income during 2010 and 2009. The maximum amount of available credit under the agreement is $500 million.

Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances. Midwest Generation compensates EMMT with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $1 million, $2 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Midwest Generation had receivables due from EMMT of $123 million and $137 million at December 31, 2010 and 2009, respectively.

Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOx allowances. All transactions were completed at the market price on the date of the transaction. Midwest Generation paid $1 million, $22 million and $33 million during 2010, 2009 and 2008, respectively, for purchases of SO2 and NOx allowances, net of sales.

Notes Receivable from EME

The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an

8.30% fixed interest rate. The notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $112 million during each year ended December 31, 2010, 2009 and 2008.

Services Agreements with EME and Edison International

Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $18 million, $23 million and $26 million for the years ended December 31, 2010, 2009 and 2008, respectively. Midwest Generation had a net payable of $3 million and $5 million at December 31, 2010 and 2009, respectively, related to these agreements.

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

Agreements with Midwest Generation EME, LLC

Management and Administration Agreement

Midwest Generation and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for the years ended December 31, 2010, 2009 and 2008 were $14 million, $14 million and $16 million, respectively.

Support Services Agreement

Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2010, 2009 and 2008 were $12 million, $13 million and $15 million, respectively.

Midwest Generation had payables of $3 million due to Midwest Generation EME at both December 31, 2010 and 2009 related to these agreements.

Note 13. Quarterly Financial Data (unaudited)

(in millions)	First	Second	Third	Fourth		Total

2010
Operating revenues	$379	$281	$444	$375		$1,479
Operating income (loss)	96	(28)	152	68		288
Provision (benefit) for income taxes	42	(3)	61	42		142
Net income (loss)	69	(9)	108	47	[1]	215
2009
Operating revenues	$384	$340	$372	$391		$1,487
Operating income	123	81	76	90		370
Provision for income taxes	52	35	36	43		166
Net income	83	60	54	62		259

[1]	Reflects a $40 million pre-tax ($24 million, after tax) write-off of capitalized costs at the Powerton Station. For more information, see Note 2—Property, Plant and Equipment.

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

Omitted pursuant to General Instruction I.(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT ACCOUNTANT FEES

The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2010 and December 31, 2009, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries
($000)	2010	2009

Audit fees	$600	$600
Audit related fees	—	—
Tax fee	—	—
All other fees	—	—

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

During the fiscal year ended December 31, 2010, all services performed by the independent accountants were pre-approved by the Edison International Audit Committee, regardless of whether the services required pre-approval under the Securities Exchange Act.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents have been filed as part of this report or, where noted, incorporated by reference:

(a)  (1) List of Financial Statements

See Index to Consolidated Financial Statements at Item 8 of this report.

       (2) List of Financial Statement Schedules

The following financial statement schedule is included in this report:

Page

Schedule II—Valuation and Qualifying Accounts	107

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

Exhibit No.	Description

2.1	Asset Sale Agreement, dated March 22, 1999, between Commonwealth Edison Company and Edison Mission Energy as to the Fossil Generating Assets, incorporated by reference to Exhibit 2.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.

Exhibit No.	Description

3.1	Limited Liability Company Agreement of Midwest Generation, LLC, effective as of July 12, 1999, incorporated by reference to Exhibit 3.3 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
3.2	Certificate of Formation of Midwest Generation, LLC, dated as of July 9, 1999, incorporated by reference to Exhibit 3.4 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.1	Pass-Through Trust Agreement A, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series A Pass-Through Trust, and the issuance of 8.30% Pass-Through Certificates, Series A, incorporated by reference to Exhibit 4.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.2	Pass-Through Trust Agreement B, dated as of August 17, 2000, between Midwest Generation, LLC and United States Trust Company of New York, as Pass-Through Trustee, made with respect to the formation of the Midwest Generation Series B Pass-Through Trust, and the issuance of 8.56% Pass-Through Certificates, Series B, incorporated by reference to Exhibit 4.2 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.3	Form of 8.30% Pass-Through Certificate, Series A (included in Exhibit 4.1), incorporated by reference to Exhibit 4.3 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.4	Form of 8.56% Pass-Through Certificate, Series B (included in Exhibit 4.2), incorporated by reference to Exhibit 4.4 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.5	Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Powerton Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.5.1	Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.6	Indenture of Trust, Mortgage and Security Agreement (T1), dated as of August 17, 2000, between Joliet Trust I and United States Trust Company of New York, as Lease Indenture Trustee, incorporated by reference to Exhibit 4.6 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

Exhibit No.	Description

4.6.1	Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.6 hereto, incorporated by reference to Exhibit 4.6.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.7	Facility Lease Agreement (T1), dated as of August 17, 2000, by and between Powerton Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.7 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.7.1	Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.7 hereto, incorporated by reference to Exhibit 4.7.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.8	Facility Lease Agreement (T1), dated as of August 17, 2000, by and between, Joliet Trust I, as Owner Lessor, and Midwest Generation, LLC, as Facility Lessee, incorporated by reference to Exhibit 4.8 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.8.1	Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.8.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.9	Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Powerton Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.9 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.9.1	Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.9 hereto, incorporated by reference to Exhibit 4.9.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.10	Guarantee, dated as of August 17, 2000, made by Edison Mission Energy, as Guarantor in favor of Joliet Trust I, as Owner Lessor, incorporated by reference to Exhibit 4.10 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.10.1	Schedule identifying substantially identical agreement to Guarantee constituting Exhibit 4.10 hereto, incorporated by reference to Exhibit 4.10.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.11	Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Powerton Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Powerton Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee, and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.12 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

Exhibit No.	Description

4.11.1	Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.11 hereto, incorporated by reference to Exhibit 4.12.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.12	Participation Agreement (T1), dated as of August 17, 2000, by and among, Midwest Generation, LLC, Joliet Trust I, as the Owner Lessor, Wilmington Trust Company, as the Owner Trustee, Joliet Generation I, LLC, as the Owner Participant, Edison Mission Energy, United States Trust Company of New York, as the Lease Indenture Trustee and United States Trust Company of New York, as the Pass Through Trustees, incorporated by reference to Exhibit 4.13 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.12.1	Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.12 hereto, incorporated by reference to Exhibit 4.13.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
4.13	Promissory Note ($499,450,800), dated as of August 24, 2000, by Edison Mission Energy in favor of Midwest Generation, LLC, incorporated by reference to Exhibit 4.5 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.13.1	Schedule identifying substantially identical agreements to Promissory Note constituting Exhibit 4.13 hereto, incorporated by reference to Exhibit 4.5.1 to Edison Mission Energy's Form 10-K for the year ended December 31, 2000.
4.14	Indenture, dated as of April 27, 2004, among Midwest Generation, LLC, Midwest Finance Corp. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.14.1	Supplemental Indenture, dated as of March 1, 2006, among Midwest Generation Procurement Services, LLC, Midwest Generation, LLC, and Midwest Finance Corp., and The Bank of New York, as Trustee, incorporated by reference to Exhibit 10.4.1 to Midwest Generation LLC's Form 10-Q for the quarter ended June 30, 2006.
4.15	Collateral Trust Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Pledgors from time to time party thereto, Citicorp North America, Inc., as Administrative Agent, The Bank of New York, as Trustee, and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.15.1	First Amended and Restated Collateral Trust Agreement, dated as of June 29, 2007, among Midwest Generation, LLC, the Obligors from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.15.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2010.
4.16	Security Agreement, dated as of April 27, 2004, between Midwest Generation, LLC and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.17	Pledge Agreement, dated as of April 27, 2004, between Midwest Generation EME, LLC and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.6 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

4.18	Pledge Agreement, dated as of April 27, 2004, between Edison Mission Midwest Holdings Co. and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.7 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.19	Security Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 4.8 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.20	Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Joliet No. 9—Station No. 6 and Joliet Peaking Unit), incorporated by reference to Exhibit 4.9 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.21	Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC and Chicago Title Land Trust Company to Wilmington Trust Company, as Collateral Trustee (Will County Facility), incorporated by reference to Exhibit 4.10 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.22	Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement, dated as of April 27, 2004, from Midwest Generation, LLC to Wilmington Trust Company, as Collateral Trustee (Calumet Facility), incorporated by reference to Exhibit 4.11 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
4.22.1	Schedule identifying substantially identical agreements to Mortgage, Assignment of Rents and Leases, Fixture Filing, Financing Statement and Security Agreement constituting Exhibit 4.22 hereto, incorporated by reference to Exhibit 4.11.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.1	Reimbursement Agreement, dated as of October 26, 2001, between Edison Mission Energy and Midwest Generation, LLC, incorporated by reference to Exhibit 10.15 to Edison Mission Energy's Form 10-Q for the quarter ended March 31, 2004.
10.2	Instrument of Assumption, dated as of December 15, 1999, by Midwest Generation, LLC in favor of Commonwealth Edison Company and Unicom Investment Inc., incorporated by reference to Exhibit 10.91 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3	Pledge Agreement, dated as of August 17, 2000, between Midwest Generation, LLC and Citibank, N.A., incorporated by reference to Exhibit 10.105 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.
10.3.1	Schedule identifying substantially identical agreements to the Pledge Agreement constituting Exhibit 10.3 hereto, incorporated by reference to Exhibit 10.105.1 to Edison Mission Energy's and Midwest Generation LLC's Registration Statement on Form S-4 to the Securities and Exchange Commission on April 20, 2001.

Exhibit No.	Description

10.4	Credit Agreement, dated as of April 27, 2004, among Midwest Generation, LLC, the Lenders referred to therein, the Issuing Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 4.3 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.4.1	First Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein), dated as of April 18, 2005 among Midwest Generation, LLC, the Lenders referred to therein the Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.4.2	Second Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4.1 herein), dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.6.2 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
10.4.3	Third Amended and Restated Credit Agreement (amending and restating the Credit Agreement listed as Exhibit 10.4 herein), dated June 29, 2007, among Midwest Generation, LLC and the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended June 30, 2007.
10.5	Accession Agreement, dated as of April 18, 2005, among Midwest Generation, LLC, the Lenders referred to therein and Citicorp North America, Inc., as Administrative Agent for the Lenders and the Issuing Lenders thereto, incorporated by referenced to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2005.
10.5.1	Accession Agreement dated as of December 15, 2005, among Midwest Generation, LLC, the Lenders referred to therein and the Issuing Lenders party thereto, incorporated by reference to Exhibit 10.7.1 to Midwest Generation, LLC's Form 10-K for the year ended December 31, 2005.
10.6	Tax-Allocation Agreement, effective January 1, 2002, by and between Midwest Generation, LLC and Edison Mission Midwest Holdings Co., incorporated by reference to Exhibit 10.25 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2002.
10.7	Amended and Restated Master Purchase, Sale and Services Agreement, entered into on April 27, 2004, between Midwest Generation, LLC and Edison Mission Marketing & Trading, Inc., incorporated by reference to Exhibit 10.2 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.8	Support Services Agreement, dated as of August 7, 2000, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.4 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.9	Management and Administration Agreement, effective as of April 27, 2004, between Midwest Generation, LLC and Midwest Generation EME, LLC, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

10.10	Revolving Credit Agreement, dated as of April 27, 2004, between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC, as Lender, incorporated by reference to Exhibit 10.5 to Midwest Generation, LLC's Form 10-Q for the quarter ended March 31, 2004.
10.10.1	Amendment One to Revolving Credit Agreement, dated as of August 30, 2005, by and between Edison Mission Marketing & Trading, Inc. as Borrower and Midwest Generation, LLC as Lender, incorporated by reference to Exhibit 10.1 to Midwest Generation, LLC's Form 10-Q for the quarter ended September 30, 2005.
31.1*	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Statement Pursuant to 18 U.S.C. Section 1350.
101**	Financial statements from the annual report on Form 10-K of Midwest Generation, LLC for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Member's Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

*
Filed herewith.

**
Furnished, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti Maria Rigatti Manager and Vice President
Date:	February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Manager and President (Principal Executive Officer)	February 28, 2011
/s/ Maria Rigatti
Maria Rigatti	Manager and Vice President (Principal Financial Officer)	February 28, 2011
/s/ Joanne M. Collins
Joanne M. Collins	Vice President and Controller (Controller or Principal Accounting Officer)	February 28, 2011
/s/ Steven D. Eisenberg
Steven D. Eisenberg	Manager and Vice President	February 28, 2011

SCHEDULE II

MIDWEST GENERATION, LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year

Year Ended December 31, 2010
Uncollectible accounts
Others	$48	$—	$—		$48	[1]	$—

Total	$48	$—	$—		$48		$—

Year Ended December 31, 2009
Uncollectible accounts
Others	$48	$—	$—		$—		$48

Total	$48	$—	$—		$—		$48

Year Ended December 31, 2008
Uncollectible accounts
Others	$—	$—	$48	[1]	$—		$48

Total	$—	$—	$48		$—		$48

1
Midwest Generation filed bankruptcy claims in the amount of $48 million related to the contracts terminated with Lehman Brothers through the termination provisions of its master netting agreements with a Lehman Brothers subsidiary. Such claims were fully reserved and were included net in other current assets on Midwest Generation's consolidated balance sheet. In 2010, Midwest Generation sold its bankruptcy claims.