Form 10-Q
period 2011-03-31
MIDWEST GENERATION LLC
filed 2011-05-02
CIK 1134016

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        Number of units outstanding of the registrant's Membership Interests as of May 2, 2011: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAA	Clean Air Act
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	United States generally accepted accounting principles
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Operating Revenues from Marketing Affiliate	$351	$379
Operating Expenses
Fuel	126	141
Plant operations	118	99
Depreciation and amortization	39	38
Administrative and general	6	5

Total operating expenses	289	283

Operating income	62	96

Other Income (Expense)
Interest and other income	29	27
Interest expense	(11)	(12)

Total other income	18	15

Income before income taxes	80	111
Provision for income taxes	32	42

Net Income	$48	$69

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Net Income	$48	$69
Other comprehensive income, net of tax
Pension and postretirement benefits other than pensions
Amortization of net loss and prior service adjustment included in expenses, net of tax	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains arising during period, net of income tax expense of $1 and $45 for the three months ended March 31, 2011 and 2010, respectively	1	70
Reclassification adjustments included in net income, net of income tax benefit of $4 and $6 for the three months ended March 31, 2011 and 2010, respectively	(7)	(9)

Other comprehensive income (loss)	(5)	61

Comprehensive Income	$43	$130

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, except unit amounts, unaudited)
	March 31, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$363	$295
Due from affiliates	115	124
Fuel inventory	99	85
Spare parts inventory	39	38
Interest receivable from affiliate	27	56
Derivative assets	32	47
Deferred taxes	2	—
Intangible assets	—	2
Other current assets	19	33

Total current assets	696	680

Property, plant and equipment, less accumulated depreciation of $1,580 and $1,541 at respective dates	2,898	2,905
Notes receivable from affiliate	1,329	1,343
Long-term derivative assets	8	3
Other assets	11	11

Total Assets	$4,942	$4,942

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$54	$43
Accrued liabilities	54	60
Due to affiliates	43	16
Interest payable	10	22
Derivative liabilities	4	3
Deferred taxes	—	10
Current portion of lease financing	113	109

Total current liabilities	278	263

Lease financing, net of current portion	499	556
Deferred taxes	146	129
Long-term derivative liabilities	1	2
Benefit plans and other long-term liabilities	222	214

Total Liabilities	1,146	1,164

Commitments and Contingencies (Notes 3, 6 and 7)
Member's Equity
Membership interests, no par value; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	293	270
Accumulated other comprehensive loss	(8)	(3)

Total Member's Equity	3,796	3,778

Total Liabilities and Member's Equity	$4,942	$4,942

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net income	$48	$69
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	39	38
Deferred taxes	8	7
Decrease in due to/from affiliates	36	68
(Increase) decrease in inventory	(15)	7
Decrease in interest receivable from affiliate	29	27
Decrease in other assets	14	5
Decrease in intangible assets	2	1
Increase (decrease) in accounts payable and other current liabilities	5	(11)
Decrease in interest payable	(12)	(15)
Increase in other liabilities	8	6
Decrease in derivative assets and liabilities	1	5

Net cash provided by operating activities	163	207

Cash Flows From Financing Activities
Cash distributions to parent	(25)	(30)
Repayment of capital lease obligation	(53)	(62)

Net cash used in financing activities	(78)	(92)

Cash Flows From Investing Activities
Capital expenditures	(31)	(22)
Repayment of loan to affiliate	14	2

Net cash used in investing activities	(17)	(20)

Net increase in cash and cash equivalents	68	95
Cash and cash equivalents at beginning of period	295	237

Cash and cash equivalents at end of period	$363	$332

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Midwest Generation, LLC's (Midwest Generation's) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 59 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2011 as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Cash Equivalents

Cash equivalents included money market funds totaling $357 million and $270 million at March 31, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Related Party

Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of income, was $28 million during each of the three months ended March 31, 2011 and 2010.

Restricted Deposits

Restricted deposits of $3 million at both March 31, 2011 and December 31, 2010 were included in other assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.

 New Accounting Guidance

Accounting Guidance Adopted in 2011

Fair Value Measurements and Disclosures

The Financial Accounting Standards Board (FASB) issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. Midwest Generation adopted this guidance effective January 1, 2011.

Note 2. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of March 31, 2011 and December 31, 2010.

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

The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total

Assets at Fair Value
Money market funds[2]	$357	$—	$—	$—	$357

Derivative contracts
Electricity	$—	$34	$—	$(1)	$33
Fuel oil	7	—	—	—	7

Total commodity contracts	7	34	—	(1)	40

Total assets	$364	$34	$—	$(1)	$397

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$1	$(1)	$5

Total liabilities	$—	$5	$1	$(1)	$5

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$270	$—	$—	$—	$270

Derivative contracts
Electricity	$—	$42	$—	$8	$50
Fuel oil	8	—	—	(8)	—

Total commodity contracts	8	42	—	—	50

Total assets	$278	$42	$—	$—	$320

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$—	$—	$5

Total liabilities	$—	$5	$—	$—	$5

1
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended March 31,
(in millions)	2011	2010

Fair value, net assets (liabilities) at beginning of period	$—	$3
Total realized/unrealized gains (losses)
Included in earnings[1]	—	2
Included in accumulated other comprehensive income (loss)	—	2
Settlements	(1)	(1)
Transfers in or out of Level 3	—	(3)

Fair value, net assets (liabilities) at end of period	$(1)	$3

Change during the period in unrealized gains (losses) related to assets and liabilities, net held at end of period[1]	$(1)	$3

1
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Midwest Generation determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during the first quarters of 2011 and 2010.

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

Level 3

Level 3 includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, qualifying facilities contracts, derivative contracts that trade infrequently (such as financial transmission rights and over-the-counter derivatives at illiquid locations), long-term power agreements, and derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3. In circumstances where Edison Mission Marketing & Trading, Inc. (EMMT) cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

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

The carrying amount of trade receivables and payables approximates fair value.

Note 3. Derivative Instruments and Hedging Activities

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Midwest Generation's consolidated balance sheets with offsetting changes recorded on the consolidated statements of income. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on Midwest Generation's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive loss until the related forecasted transaction occurs. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.

Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis on its consolidated balance sheets.

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

March 31, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	13,735	[1]	13,392	[3]
Electricity	Forwards/Futures	Purchases	GWh	306	[1]	13,808	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[2]	—
Electricity	Congestion	Purchases	GWh	—		116	[4]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	12,961	[1]	13,437	[3]
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	14,066	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[2]	—
Electricity	Congestion	Purchases	GWh	—		144	[4]
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000

1
Midwest Generation's hedge products include forward and futures contracts that qualify for hedge accounting. This category excludes power contracts for the Midwest Generation plants which meet the normal purchases and sales exception and are accounted for on the accrual method.

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

Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

March 31, 2011
	Derivative Assets			Derivative Liabilities
							Net Assets
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal

Cash flow hedges	$33	$6	$39	$6	$4	$10	$29
Economic hedges	21	5	26	20	—	20	6

	54	11	65	26	4	30	35
Netting[1]	(22)	(3)	(25)	(22)	(3)	(25)	—

Total	$32	$8	$40	$4	$1	$5	$35

December 31, 2010

Cash flow hedges	$41	$2	$43	$3	$2	$5	$38
Economic hedges	26	1	27	20	—	20	7

	67	3	70	23	2	25	45
Netting[1]	(20)	—	(20)	(20)	—	(20)	—

Total	$47	$3	$50	$3	$2	$5	$45

1
Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the activity of accumulated other comprehensive income, containing information about the changes in the fair value of cash flow hedges, to the extent effective, and reclassification from accumulated other comprehensive income into results of operations:

	Cash Flow Hedge Activity[1] Three Months Ended March 31,
			Income Statement Location
(in millions)	2011	2010

Accumulated other comprehensive income derivative gain at January 1	$37	$111
Effective portion of changes in fair value	2	115
Reclassification from accumulated other comprehensive income to net income	(11)	(15)	Operating revenues

Accumulated other comprehensive income derivative gain at March 31	$28	$211

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive income at March 31, 2011 and 2010 were $17 million and $129 million, respectively.

For additional information related to accumulated other comprehensive income, see Note 8—Accumulated Other Comprehensive Income (Loss).

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of none and $7 million during the first quarters of 2011 and 2010, respectively, representing the amount of cash flow hedge ineffectiveness and are reflected in operating revenues on the consolidated statements of income.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of income is presented below:

		Three Months Ended March 31,
	Income Statement Location
(in millions)		2011	2010

Economic hedges	Operating revenues	$1	$(2)
	Fuel costs	6	1

Contingent Features

Midwest Generation sells merchant energy and capacity through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of March 31, 2011, EMMT had no borrowings outstanding under this revolving credit agreement.

Midwest Generation has entered into derivative contracts directly with third parties that do not require margin, but contain provisions that require Midwest Generation to comply with the terms and conditions of its credit facility. The credit facility contains financial covenants. Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to the related credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of all derivative instruments with credit-risk-related contingent features was in an asset position at March 31, 2011 and, accordingly, the contingent features described below do not currently have liquidity exposure. EMMT has hedge contracts that do not require margin, but provide that each party can request additional credit support in the form of adequate assurance of performance in the case of an adverse development affecting the other party. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings under the contingent features described above.

Note 4. Income Taxes

Midwest Generation had an effective income tax rate of 40% and 38% for the first quarters of 2011 and 2010, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

 Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Contributions to Midwest Generation's pension plans were $2 million during the quarter ended March 31, 2011, and Midwest Generation estimates $12 million in contributions for the remainder of 2011.

The following were components of pension expense:

	Three Months Ended March 31,
(in millions)	2011	2010

Service cost	$3.4	$3.1
Interest cost	2.1	2.0
Expected return on plan assets	(2.2)	(1.6)
Net amortization	0.2	0.1

Total expense	$3.5	$3.6

Postretirement Benefits Other Than Pensions

Contributions to Midwest Generation's postretirement benefits other than pensions were $0.2 million during the quarter ended March 31, 2011, and Midwest Generation estimates $0.5 million in contributions for the remainder of 2011.

The following were components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2011	2010

Service cost	$0.4	$0.2
Interest cost	0.7	0.5
Amortization of prior service cost (credit)	0.1	(0.1)
Amortization of net loss	0.1	0.1

Total expense	$1.3	$0.7

Note 6. Commitments and Contingencies

Commitments

Fuel Supply Contracts

At March 31, 2011, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments are estimated to aggregate $287 million, summarized as follows: $153 million for the remainder of 2011 and $134 million in 2012.

Capital Expenditures

At March 31, 2011, Midwest Generation had firm commitments to spend approximately $100 million during the remainder of 2011 on capital expenditures primarily related to selective non-catalytic reduction (SNCR) equipment and non-environmental improvements. Midwest Generation intends to fund these expenditures through cash on hand, cash generated from operations or by drawing on its working capital facility.

Guarantees and Indemnities

Environmental Indemnities Related to the Midwest Generation Plants

In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification claims are reduced by any insurance proceeds and tax benefits related to such claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. This indemnification for environmental liabilities is not limited in term and would be triggered by a valid claim from Commonwealth Edison. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the lessors for specified environmental liabilities. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review Lawsuit." Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of its reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. As a general matter, Commonwealth Edison and Midwest Generation apportion responsibility for future asbestos-related claims based upon the number of exposure sites that are Commonwealth Edison locations or Midwest Generation locations. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 228 cases for which Midwest Generation was potentially liable and that had not been settled and dismissed at March 31, 2011. Midwest Generation had recorded a liability of $56 million at March 31, 2011 related to this contract indemnity, included in benefit plans and other long-term liabilities on its consolidated balance sheets.

The amounts recorded by Midwest Generation for the asbestos-related liability are based upon a number of assumptions. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

 Indemnities Provided under Sale-Leaseback Agreements

In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and, previously, the Collins Station, Edison Mission Energy (EME), Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Although the Collins Station lease terminated in April 2004, Midwest Generation's tax indemnity agreement with the former lease equity investor is still in effect. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a maximum potential liability which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability related to these indemnities.

Contingencies

Environmental Remediation

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $7 million at March 31, 2011 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

New Source Review Lawsuit

In August 2009, the United States Environmental Protection Agency (US EPA) and the State of Illinois filed a complaint in the Northern District of Illinois against Midwest Generation, but not Commonwealth Edison, alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emissions rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emissions rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups have intervened in the case.

In March 2010, nine of the ten counts related to PSD requirements in the complaint were dismissed, and the tenth count was also dismissed to the extent it sought civil penalties under the CAA, as barred by the applicable statute of limitations. Following those dismissals, the government plaintiffs filed an amended complaint, with claims that attempted to add Commonwealth Edison and EME as defendants and introduce new legal theories to impose liability on Midwest Generation and EME. In March 2011, the court again dismissed the nine PSD claims previously dismissed in 2010, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

An adverse decision could involve penalties and remedial actions that could have a material adverse impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Note 7. Environmental Developments

In March 2011, the US EPA issued draft "National Emission Standards for Hazardous Air Pollutants," limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The regulations are expected to be finalized by November 2011. Based on its continuing review, Midwest Generation does not expect these standards, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur Powder River Basin (PRB) coal, to meet emissions limits for criteria pollutants, such as nitrogen oxide (NOx) and sulfur dioxide (SO2) as well as for HAPs, such as mercury, acid gas and non-mercury metals.

In March 2011, the US EPA issued draft standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Midwest Generation is still evaluating the proposed standards but believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable without incurring material additional capital expenditures or operating costs. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and Midwest Generation is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.

 Note 8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net	Unrecognized Gains (Losses) and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$23	$(26)	$(3)
Current period change	(6)	1	(5)

Balance at March 31, 2011	$17	$(25)	$(8)

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at March 31, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $15 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.

Note 9. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2011	2010

Cash paid
Interest	$23	$27

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

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

•
effects of legal proceedings changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•
general political, economic and business conditions.

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 18 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. Readers are urged to read this entire quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2010, including the information incorporated by reference, and to carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.

This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2010, and as compared to the first quarter ended March 31, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT'S OVERVIEW

Midwest Generation is a limited liability company engaged in the business of operating and selling energy and capacity from its 5,172 MW of coal-fired generating plants and 305 MW of oil-fired peaking plants. The profitability of Midwest Generation is expected to be significantly lower in 2011 as a result of lower realized energy prices driven by the expiration of hedge contracts and higher fuel costs. In addition, the profitability of the Midwest Generation plants is expected to be adversely affected in 2012 by a decline in capacity prices (projected to begin in June 2012) and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract). For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Item 1A. Risk Factors—Market Risks" on page 20 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

Highlights of Operating Results

Midwest Generation's first quarter 2011 net income was $48 million, compared to $69 million in the first quarter of 2010. The decrease in earnings of $21 million was due to lower generation, lower average realized energy prices and higher operating expenses, partially offset by higher capacity revenue.

 Environmental Compliance Plans and Costs

During the first quarter of 2011, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. In February 2011, the Illinois Environmental Protection Agency issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or other sodium-based sorbents at the Powerton Station's Units 5 and 6.

Decisions regarding whether or not to proceed with retrofitting units to comply with CPS requirements for SO2 emissions remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to temporarily or permanently shut down units, instead of installing controls, to be in compliance with the CPS.

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

In March 2011, the US EPA issued draft "National Emission Standards for Hazardous Air Pollutants," limiting emissions of HAPs from coal- and oil-fired electrical generating units. The regulations are expected to be finalized by November 2011. Based on its continuing review, Midwest Generation does not expect these standards, if adopted, would require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for HAPs, such as mercury, acid gas and non-mercury metals.

US EPA Developments

For information regarding recent developments in environmental regulations, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Environmental Developments."

Liquidity

At March 31, 2011, Midwest Generation had cash and cash equivalents of $363 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

Midwest Generation has not yet committed to the completion of environmental compliance activities for all of its plants. Additional expenditures for NOx and SO2 controls through 2013 are estimated at $567 million based on an assumption that Midwest Generation would retrofit all units over the compliance period, which extends to 2018. Depending upon the facilities selected to be retrofitted, the cost of such retrofitting, and the timing of funding requirements beyond the near term, Midwest Generation may utilize operating cash flow, draw on its credit facility, when available, or seek debt financing to fund capital expenditures.

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2011	2010

Operating Revenues (in millions)	$351	$379

Statistics
Generation (in GWh)	7,470	8,212
Aggregate plant performance
Equivalent availability	87.0%	85.9%
Capacity factor	67.0%	69.6%
Load factor	77.0%	81.1%
Forced outage rate	5.1%	6.7%
Average realized price/MWh	$36.65	$39.52
Capacity revenues only (in millions)	$77	$47
Average realized fuel costs/MWh	$16.73	$16.63

Reconciliation of Non-GAAP Disclosures and Statistical Definitions

Average Realized Energy Price

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

	Three Months Ended March 31,
(in millions)	2011	2010

Operating revenues	$351	$379
Less:
Unrealized gains	—	(7)
Capacity and other revenues	(77)	$(48)

Realized revenues	$274	$324

Generation (in GWh)	7,470	8,212
Average realized energy price/MWh	$36.65	$39.52

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

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended March 31,
(in millions)	2011	2010

Fuel costs	$126	$141
Less:
Unrealized losses	(1)	(5)

Realized fuel costs	$125	$136

Generation (in GWh)	7,470	8,212
Average realized fuel costs/MWh	$16.73	$16.63

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

Statistical Definitions

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

Operating Income

Operating income from the Midwest Generation plants decreased $34 million for the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease in operating income was attributable to lower energy revenues and higher plant operations costs, partially offset by higher capacity revenues. The decline in energy revenues was due to lower average realized energy prices and lower generation primarily related to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS.

Included in operating revenues were unrealized gains of none and $7 million for the first quarters of 2011 and 2010, respectively. Unrealized gains in 2010 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of income and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at the Midwest Generation plants was attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system).

Included in fuel costs were unrealized losses of $1 million and $5 million during the first quarters of 2011 and 2010, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs. Also included in fuel costs were $2 million and $4 million related to the net cost of emission allowances during the first quarters of 2011 and 2010, respectively.

Other Income (Expense)

	Three Months Ended March 31,
(in millions)	2011	2010

Interest and other income (expense)	$1	$(1)
Interest income from affiliates	28	28
Interest expense	(11)	(12)

Total other income	$18	$15

 Income Taxes

Midwest Generation had an effective income tax rate of 40% and 38% for the first quarters of 2011 and 2010, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

New Accounting Guidance

For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At March 31, 2011, Midwest Generation had cash and cash equivalents of $363 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

The following table summarizes the status of Midwest Generation's working capital facility at March 31, 2011, which matures in June 2012:

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

Capital Investment Plan

At March 31, 2011, forecasted capital expenditures through 2013 by Midwest Generation were as follows:

(in millions)	April through December 2011	2012	2013

Plant capital expenditures	$23	$21	$28
Environmental expenditures	82	172	317

Total	$105	$193	$345

Plant capital expenditures relate to non-environmental projects such as boiler components, generator stator rewinds, condenser re-tubing, and main power transformer replacement.

Environmental expenditures include $64 million for remaining expenditures in 2011 related to selective non-catalytic reduction (SNCR) equipment and $503 million for expenditures for the remainder of 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Management's Overview—Environmental Compliance Plans and Costs" and refer to "Environmental Matters and Regulations" in Item 1 on page 10 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

Consolidated Cash Flow

At March 31, 2011, Midwest Generation had cash and cash equivalents of $363 million, compared to $295 million at December 31, 2010. Net cash provided by operating activities decreased $44 million in the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease was primarily attributable to lower net income and the timing of cash receipts and disbursements related to working capital items.

Net cash used in financing activities decreased $14 million in the first quarter of 2011, compared to the first quarter of 2010. The 2011 decrease was due to lower capital lease payments and lower distributions by Midwest Generation to its parent.

Net cash used in investing activities decreased $3 million in the first quarter of 2011, compared to the first quarter of 2010. Midwest Generation had higher capital expenditures in 2011 of $9 million which was offset by higher receipts of principal from EME on intercompany notes receivable of $12 million.

Credit Ratings

Overview

Credit ratings for Midwest Generation, EME and EMMT as of March 31, 2011 were as follows:

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

Credit Rating of EMMT

For a discussion of EMMT's credit rating and the credit support arrangements related to EMMT's forward sales of power from the Midwest Generation plants, refer to "Credit Rating of EMMT" in Item 7 on page 38 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

Equity Distributions and Tax Payments

The following table summarizes payments made by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Three Months Ended March 31,
(in millions)	2011	2010

Equity distributions	$25	$30
Tax payments under tax-allocation agreements	—	—

Total payments	$25	$30

Key Ratio Affecting Distributions

Set forth below is the key ratio required under the covenants contained in Midwest Generation's credit agreement at March 31, 2011:

Financial Ratio	Covenant	Actual

Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.14 to 1

For a more detailed description of the covenants binding Midwest Generation refer to "Credit Facility and Other Covenants" in Item 7 on page 36 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

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

 Contractual Obligations and Contingencies

Fuel Supply Contracts

For a discussion of fuel supply contracts, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Commitments—Fuel Supply Contracts."

New Source Review Lawsuit

For a discussion of the New Source Review Lawsuit, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—New Source Review Lawsuit."

Off-Balance Sheet Transactions

For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 39 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations

For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 10 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as set forth in "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Environmental Developments."

MARKET RISK EXPOSURES

For a detailed discussion of Midwest Generation's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 40 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

Derivative Instruments

Unrealized Gains and Losses

Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Three Months Ended March 31,
(in millions)	2011	2010

Non-qualifying hedges	$(1)	$(2)
Ineffective portion of cash flow hedges	—	4

Total unrealized gains (losses)	$(1)	$2

At March 31, 2011, cumulative unrealized gains of $7 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to 2012.

Fair Value Disclosures

In determining the fair value of Midwest Generation's derivative positions, Midwest Generation uses third-party market pricing where available. For further explanation of the fair value hierarchy and a discussion of Midwest Generation's derivative instruments, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 2. Fair Value Measurements" and "—Note 3. Derivative Instruments and Hedging Activities," respectively.

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

The following table depicts the quarterly average historical market prices for energy per megawatt-hour for the first quarters of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

Northern Illinois Hub	$34.09	$34.53

1
Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2011:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2011
April	$29.53
May	28.15
June	30.92
July	35.17
August	37.29
September	28.63
October	25.17
November	28.56
December	30.14
2012 calendar "strip"[2]	$31.30

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

EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts entered into at both the Northern Illinois Hub and AEP/Dayton Hub (including forward contracts accounted for on the accrual basis) at March 31, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011	2012	2013

MWh (in thousands)	7,664	5,350	1,020
Average price/MWh[1]	$37.78	$35.25	$39.11

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

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation at March 31, 2011:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day	Aggregate Average Price per MW-day

April 1, 2011 to May 31, 2011	5,477	(548)	4,929	4,929	$174.29	—	—	$174.29
June 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	110.00	400	$85.00	107.99
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31, 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73

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

Basis Risk

During the three months ended March 31, 2011, prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub and Northern Illinois Hub by an average of 10% and 1%, respectively, compared to 11% and 1%, respectively, during the three months ended March 31, 2010, due to transmission congestion in PJM.

 Coal and Transportation Price Risk

The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at March 31, 2011 for the remainder of 2011 and the following year:

	April through December 2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	12.4	9.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants fluctuated between $13.25 per ton and $14.75 per ton during the first quarter of 2011. The market price of PRB coal decreased to a price of $13.25 per ton at April 1, 2011, compared to a price of $13.60 per ton at December 31, 2010, as reported by the Energy Information Administration.

Midwest Generation has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through December 31, 2011. Midwest Generation is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the Clean Air Interstate Rule (CAIR), coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, Midwest Generation is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of annual NOx allowances decreased to $335 per ton during the first quarter of 2011 from $987 per ton in 2010. Based on broker's quotes and information from public sources, the spot price for annual NOx allowances was $227.50 per ton at March 31, 2011.

Credit Risk

Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 76% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2011. For the three months ended March 31, 2011, a second customer accounted for 12% of Midwest Generation's consolidated operating revenues.

 Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At March 31, 2011, Midwest Generation had no borrowings outstanding.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Midwest Generation's critical accounting policies, refer to "Critical Accounting Estimates and Policies" in Item 7 on page 46 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" on page 40 in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of Midwest Generation's legal proceedings, refer to "Contingencies" on page 90 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to legal proceedings specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010, except as follows:

New Source Review Lawsuit

In March 2011, the U.S. District Court for the Northern District of Illinois dismissed nine of the ten PSD claims asserted against Midwest Generation and EME by the State of Illinois and the Department of Justice, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The Court also dismissed all claims asserted against Commonwealth Edison Company and EME. The Court denied a motion to dismiss a claim by intervenor citizens groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the Court that the statute of limitations should be equitably tolled. The Court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

ITEM 1A.    RISK FACTORS

For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 18 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. The risks described in Midwest Generation's annual report on Form 10-K and in this report are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101	Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ Maria Rigatti Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 2, 2011