Form 10-Q
period 2011-06-30
MIDWEST GENERATION LLC
filed 2011-08-04
CIK 1134016

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

        Number of units outstanding of the registrant's Membership Interests as of August 4, 2011: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CSAPR	Cross-State Air Pollution Rule
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	accounting principles generally accepted in the United States of America
GWh	gigawatt-hours
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Operating Revenues from Marketing Affiliate	$280	$281	$631	$660
Operating Expenses
Fuel	107	98	233	239
Plant operations	164	164	282	262
Depreciation and amortization	40	38	79	76
Asset retirements	11	2	11	3
Administrative and general	5	7	11	12

Total operating expenses	327	309	616	592

Operating income (loss)	(47)	(28)	15	68

Other Income (Expense)
Interest and other income	29	28	58	55
Interest expense	(11)	(12)	(22)	(24)

Total other income	18	16	36	31

Income (loss) before income taxes	(29)	(12)	51	99
Provision (benefit) for income taxes	(11)	(3)	21	39

Net Income (Loss)	$(18)	$(9)	$30	$60

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in millions, unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net Income (Loss)	$(18)	$(9)	$30	$60
Other comprehensive loss, net of tax
Pension and postretirement benefits other than pensions
Amortization of net loss and prior service adjustment included in expense, net of tax	—	—	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $(6) and $(34) for the three months and $(5) and $11 for the six months ended June 30, 2011 and 2010, respectively	(9)	(53)	(8)	17
Reclassification adjustments included in net income (loss), net of income tax benefit of $3 and $24 for the three months and $7 and $30 for the six months ended June 30, 2011 and 2010, respectively	(5)	(37)	(12)	(46)

Other comprehensive loss	(14)	(90)	(19)	(29)

Comprehensive Income (Loss)	$(32)	$(99)	$11	$31

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, except unit amounts, unaudited)
	June 30, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$254	$295
Due from affiliates	147	124
Fuel inventory	99	85
Spare parts inventory	39	38
Interest receivable from affiliate	56	56
Derivative assets	19	47
Emission allowances	—	2
Other current assets	35	33

Total current assets	649	680

Property, plant and equipment, less accumulated depreciation of $1,614 and $1,541 at respective dates	2,869	2,905
Notes receivable from affiliate	1,329	1,343
Long-term derivative assets	—	3
Other assets	10	11

Total Assets	$4,857	$4,942

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$62	$43
Accrued liabilities	56	60
Due to affiliates	5	16
Interest payable	20	22
Derivative liabilities	4	3
Deferred taxes	9	10
Current portion of lease financing	112	109

Total current liabilities	268	263

Lease financing, net of current portion	499	556
Deferred taxes	162	129
Long-term derivative liabilities	1	2
Benefit plans and other long-term liabilities	223	214

Total Liabilities	1,153	1,164

Commitments and Contingencies (Notes 3, 6 and 7)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	215	270
Accumulated other comprehensive loss	(22)	(3)

Total Member's Equity	3,704	3,778

Total Liabilities and Member's Equity	$4,857	$4,942

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities
Net income	$30	$60
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	80	77
Asset retirements and other non-cash items	11	—
Deferred taxes	43	6
(Increase) decrease in due to/from affiliates	(23)	42
Increase in inventory	(15)	(12)
Decrease in other assets	16	18
Decrease in emission allowances	2	1
Increase in accounts payable and other current liabilities	15	11
Decrease in interest payable	(2)	(2)
Increase in other liabilities	9	8
Increase in derivative assets and liabilities	—	(22)

Net cash provided by operating activities	166	187

Cash Flows From Financing Activities
Cash distributions to parent	(85)	(55)
Repayment of capital lease obligation	(53)	(63)

Net cash used in financing activities	(138)	(118)

Cash Flows From Investing Activities
Capital expenditures	(55)	(66)
Investments in other assets	(18)	—
Proceeds from sale of emission allowances	—	3
Repayment of loan to affiliate	4	2

Net cash used in investing activities	(69)	(61)

Net increase (decrease) in cash and cash equivalents	(41)	8
Cash and cash equivalents at beginning of period	295	237

Cash and cash equivalents at end of period	$254	$245

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Midwest Generation, LLC's (Midwest Generation's) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 59 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2011, as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements and notes.

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation pertaining to immaterial items.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Cash Equivalents

Cash equivalents included money market funds totaling $249 million and $270 million at June 30, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Related Party

Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of operations, was $28 million during each of the second quarters ended June 30, 2011 and 2010 and $56 million during each of the six months ended June 30, 2011 and 2010.

Restricted Deposits

Restricted deposits of $3 million at both June 30, 2011 and December 31, 2010 were included in other assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.

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

Accounting Guidance Not Yet Adopted

Fair Value Measurement

In May 2011, the FASB issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Midwest Generation will adopt this guidance effective January 1, 2012 and does not expect the adoption of this standard will have a material impact on Midwest Generation's consolidated results of operations, financial position or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Midwest Generation will adopt this guidance effective January 1, 2012. Midwest Generation currently presents the statement of comprehensive income immediately following the statement of income and expects to continue to do so. The adoption of this accounting standards update does not change the items that constitute net income and other comprehensive income.

Note 2. Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of June 30, 2011 and December 31, 2010.

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

The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total

Assets at Fair Value
Money market funds[2]	$249	$—	$—	$—	$249

Derivative contracts
Electricity	$—	$13	$—	$—	$13
Fuel oil	6	—	—	—	6

Total commodity contracts	6	13	—	—	19

Total assets	$255	$13	$—	$—	$268

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$4	$1	$—	$5

Total liabilities	$—	$4	$1	$—	$5

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$270	$—	$—	$—	$270

Derivative contracts
Electricity	$—	$42	$—	$8	$50
Fuel oil	8	—	—	(8)	—

Total commodity contracts	8	42	—	—	50

Total assets	$278	$42	$—	$—	$320

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$—	$—	$5

Total liabilities	$—	$5	$—	$—	$5

1
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Fair value, net assets (liabilities) at beginning of period	$(1)	$3	$—	$3
Total realized/unrealized gains (losses)
Included in earnings[1]	—	—	—	2
Included in accumulated other comprehensive loss	—	—	—	2
Settlements	—	(2)	(1)	(3)
Transfers in or out of Level 3	—	(1)	—	(4)

Fair value, net assets (liabilities) at end of period	$(1)	$—	$(1)	$—

Change during the period in unrealized gains (losses) related to assets and liabilities, net held at end of period[1]	$—	$(2)	$(1)	$(5)

1
Reported in operating revenues on Midwest Generation's consolidated statements of operations.

Midwest Generation determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during the second quarters and six months ended June 30, 2011 and 2010.

Valuation Techniques used to Determine Fair Value

Level 1

Level 1 includes financial assets and liabilities where unadjusted quoted prices in active markets are available at the measurement date for identical assets and liabilities. Financial assets and liabilities classified as Level 1 include exchange-traded derivatives and money market funds.

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

 Level 3

Level 3 includes financial assets and liabilities where fair value is determined using techniques that require significant unobservable inputs. Over-the-counter options, bilateral contracts, capacity contracts, qualifying facilities contracts, derivative contracts that trade infrequently (such as financial transmission rights), and derivative contracts with counterparties that have significant nonperformance risks are classified as Level 3. In circumstances where Edison Mission Marketing & Trading, Inc. (EMMT) cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, EMMT continues to assess valuation methodologies used to determine fair value.

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

Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Midwest Generation's consolidated balance sheets with offsetting changes recorded on the consolidated statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized, to the extent effective, on Midwest Generation's consolidated balance sheets with offsetting changes in fair value recognized in accumulated other comprehensive loss until the related forecasted transaction occurs. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.

Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis on its consolidated balance sheets.

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

June 30, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	15,394	[1]	12,893	[3]
Electricity	Forwards/Futures	Purchases	GWh	203	[1]	13,172	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	134	[2]	—
Electricity	Congestion	Purchases	GWh	—		1,308	[4]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	12,961	[1]	13,437	[3]
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	14,066	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[2]	—
Electricity	Congestion	Purchases	GWh	—		144	[4]
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000

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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

June 30, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$20	$2	$22	$11	$5	$16	$6
Economic hedges	29	3	32	23	1	24	8

	49	5	54	34	6	40	14
Netting[1]	(30)	(5)	(35)	(30)	(5)	(35)	—

Total	$19	$—	$19	$4	$1	$5	$14

December 31, 2010
Cash flow hedges	$41	$2	$43	$3	$2	$5	$38
Economic hedges	26	1	27	20	—	20	7

	67	3	70	23	2	25	45
Netting[1]	(20)	—	(20)	(20)	—	(20)	—

Total	$47	$3	$50	$3	$2	$5	$45

1
Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,
			Income Statement Location
(in millions)	2011	2010

Beginning of period derivative gains	$37	$111
Effective portion of changes in fair value	(13)	28
Reclassification to net income	(19)	(76)	Operating revenues

End of period derivative gains	$5	$63

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at June 30, 2011 and 2010 were $3 million and $39 million, respectively.

For additional information, see Note 8—Accumulated Other Comprehensive Loss.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains (losses) of $(1) million and $1 million during the second quarters of 2011 and 2010, respectively, and $(1) million and $8 million during the six months ended June 30, 2011 and 2010, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location
(in millions)		2011	2010	2011	2010

Economic hedges	Operating revenues	$6	$(2)	$7	$(4)
	Fuel	(2)	(2)	4	(1)

Contingent Features

Midwest Generation sells merchant energy and capacity through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand and availability under its working capital facility to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of June 30, 2011, EMMT had no borrowings outstanding under this revolving credit agreement.

Some hedge contracts include provisions related to a change in control or material adverse effect resulting from amendments or modifications to Midwest Generation's credit facility. Failure by Midwest Generation to comply with these provisions may result in a termination event under the hedge contracts, enabling the counterparties to terminate and liquidate all outstanding transactions and demand immediate payment of amounts owed to them. The aggregate fair value of all derivative instruments with credit-risk-related contingent features was in an asset position at June 30, 2011 and, accordingly, the contingent features described below do not currently have liquidity exposure. Future increases in power prices could expose Midwest Generation to termination payments or additional collateral postings.

Note 4. Income Taxes

Midwest Generation had an effective income tax rate of 41% and 39% for the six months ended June 30, 2011 and 2010, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the six months ended June 30, 2011, Midwest Generation made contributions of $5 million, and during the remainder of 2011, expects to make $9 million of additional contributions.

The following were components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$3.0	$3.1	$6.4	$6.2
Interest cost	2.1	2.0	4.2	4.0
Expected return on plan assets	(2.0)	(1.6)	(4.2)	(3.2)
Amortization of prior service costs	—	0.1	0.1	0.1
Amortization of net loss	—	—	0.1	0.1

Total expense	$3.1	$3.6	$6.6	$7.2

Postretirement Benefits Other Than Pensions

During the six months ended June 30, 2011, Midwest Generation made contributions of $0.3 million, and during the remainder of 2011, expects to make $0.3 million of additional contributions.

The following were components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$0.4	$0.2	$0.8	$0.4
Interest cost	0.8	0.6	1.5	1.1
Amortization of prior service credit	—	(0.1)	0.1	(0.2)
Amortization of net loss	0.2	—	0.3	0.1

Total expense	$1.4	$0.7	$2.7	$1.4

Note 6. Commitments and Contingencies

Commitments

Fuel Supply Contracts

At June 30, 2011, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments are estimated to aggregate $270 million, summarized as follows: $110 million for the remainder of 2011 and $160 million in 2012. In July 2011, Midwest Generation entered into additional contractual agreements for the purchase of coal. These commitments are estimated to be $6 million for the remainder of 2011, $28 million for 2012, $145 million for 2013, and $150 million for 2014.

Capital Expenditures

At June 30, 2011, Midwest Generation had firm commitments to spend approximately $60 million during the remainder of 2011 and $11 million in 2012 on capital expenditures primarily related to selective non-catalytic reduction (SNCR) equipment and non-environmental improvements. Midwest Generation intends to fund these expenditures through cash on hand, cash generated from operations or by drawing on its working capital facility, if available.

Guarantees and Indemnities

Environmental Indemnities Related to the Midwest Generation Plants

In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, Edison Mission Energy (EME) agreed to indemnify the lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review and Other Litigation." Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 222 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at June 30, 2011. Midwest Generation had recorded a liability of $55 million at June 30, 2011 related to this contractual indemnity, included in benefit plans and other long-term liabilities on its consolidated balance sheets.

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

 Indemnities Provided under Sale-Leaseback Agreements

In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and, previously, the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Although the Collins Station lease terminated in April 2004, Midwest Generation's tax indemnity agreement with the former lease equity investor is still in effect. Under these tax indemnity agreements, these entities agreed to indemnify the lessors in the sale-leaseback transactions for specified adverse tax consequences that could result in certain situations set forth in the tax indemnity agreement, including specified defaults under the respective leases. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a maximum potential liability and has not recorded a liability related to these indemnities.

Other Indemnities

Midwest Generation provides other indemnifications through contracts entered into in the normal course of business. Midwest Generation's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Midwest Generation may have recourse against third parties. Midwest Generation has not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.

Contingencies

In addition to the matters disclosed in these notes, Midwest Generation is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Midwest Generation believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

New Source Review and Other Litigation

In August 2009, the United States Environmental Protection Agency (US EPA) and the State of Illinois filed a complaint in the Northern District of Illinois alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emission rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint calls for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at all units subject to the complaint; to obtain new PSD or New Source Review permits for those units; to amend its applications under Title V of the CAA; to conduct audits of its operations to determine whether any additional modifications have occurred; and to offset and mitigate the harm to public health and the environment caused by the alleged CAA violations. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups have intervened in the case.

Nine of ten PSD claims have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages.

Adverse decisions in these cases could involve penalties and remedial actions that could have a material impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Environmental Remediation

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $7 million at June 30, 2011 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Note 7. Environmental Developments

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted its final Cross-State Air Pollution Rule (CSAPR) which will replace the Clean Air Interstate Rule (CAIR) beginning on January 1, 2012. CSAPR is the final form of a previously proposed replacement for the CAIR, called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market.

In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for enhanced penalties against a unit that surrenders allowances in excess of certain predefined limits for itself and for the state in which it is located. The installation of SO2 controls will require capital commitments for the Midwest Generation plants well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. Midwest Generation believes its current environmental remediation plan, including allocated allowances and capital expenditures, required to meet the CPS will also comply with the requirements of CSAPR.

Proposed Hazardous Air Pollutant Regulations

In March 2011, the US EPA issued proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by November 2011. Based on its continuing review, Midwest Generation does not expect that these standards, if adopted as proposed, would require it to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance.

Water Quality—Clean Water Act

In March 2011, the US EPA issued proposed standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Midwest Generation is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable without incurring material additional capital expenditures or operating costs. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and Midwest Generation is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.

Greenhouse Gas Litigation Developments

In June 2011, the U.S. Supreme Court dismissed public nuisance claims against five power companies, ruling that the CAA and the US EPA actions it authorizes displace federal common law nuisance claims that might arise from of the emission of greenhouse gases. The court also affirmed the Second Circuit's determination that at least some of the plaintiffs had standing to bring the case. The court did not address whether the CAA also preempts state law claims arising from the same circumstances.

Parties to the Kivalina case, the appeal of which was deferred before the Ninth Circuit Court of Appeals pending the Supreme Court's ruling described above, have requested that the appeal recommence and have asked for permission to file additional briefs on the impact of the Supreme Court's ruling. The Kivalina case was brought by the Alaskan Native Village of Kivalina seeking damages of up to $400 million for the cost of relocating the village because the plaintiffs claim that the Arctic ice that has protected the village is melting as a result of climate change. The federal district court dismissed the case against Edison International and the other defendants in October 2009. Due to the nature of these potential obligations, Midwest Generation is unable to estimate the potential liability, if any.

On May 27, 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming a large number of defendants, including Edison International and several of its subsidiaries. Midwest Generation was not named. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net	Unrecognized Gains (Losses) and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$23	$(26)	$(3)
Current period change	(20)	1	(19)

Balance at June 30, 2011	$3	$(25)	$(22)

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at June 30, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $5 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.

Note 9. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2011	2010

Cash paid
Interest	$23	$27
Income taxes	8	5

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

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business, including compliance with the CPS and CSAPR and the proposed National Emission Standards for Hazardous Air Pollutants;

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2010, and as compared to the second quarter of 2010 and the six months ended June 30, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT'S OVERVIEW

Midwest Generation is a limited liability company engaged in the business of operating and selling energy and capacity from its 5,172 MW of coal-fired generating plants and 305 MW of oil-fired peaking plants. The profitability of Midwest Generation is expected to be significantly lower in 2011 compared to 2010 as a result of lower realized energy prices driven by the expiration of hedge contracts and higher fuel costs. In addition, the profitability of the Midwest Generation plants is expected to be adversely affected beginning in 2012 by a decline in capacity prices (projected to begin in June 2012) and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract). For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Market Risks" in Item 1A on page 20 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. As a result, Midwest Generation may incur net losses in subsequent years unless energy and capacity prices increase or its costs decline.

 Highlights of Operating Results

Midwest Generation's net income for the second quarter and six months ended June 30, 2011 decreased $9 million and $30 million, respectively, compared to the corresponding periods of 2010. The second quarter decrease in earnings was due to lower average realized energy prices and higher operating expenses due primarily to planned plant outages, partially offset by higher capacity revenues. The year-to-date decrease in earnings was due to lower average realized energy prices, lower generation and higher operating expenses, partially offset by higher capacity revenues.

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted its final Cross-State Air Pollution Rule (CSAPR) which will replace the CAIR beginning on January 1, 2012. CSAPR is the final form of a previously proposed replacement for the CAIR, called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for enhanced penalties against a unit that surrenders allowances in excess of certain predefined limits for itself and for the state in which it is located. The installation of SO2 controls will require capital commitments for the Midwest Generation plants well in advance of the 2014 effective date, some of which will be expended in 2011, in order to meet regulatory deadlines. Midwest Generation believes its current environmental remediation plan, including allocated allowances and capital expenditures, required to meet the CPS will also comply with the requirements of CSAPR.

Environmental Compliance Plans and Costs

During 2011, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Based on its continuing review, Midwest Generation also does not expect the US EPA issued proposed National Emission Standards for Hazardous Air Pollutants, if adopted, would require it to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals. Based on stack tests performed at various Midwest Generation plants, Midwest Generation believes that currently installed activated carbon injection and particulate removal equipment is sufficient to achieve or exceed the mercury standards outlined in the US EPA's existing and proposed rules. Midwest Generation does not anticipate a material change to its current approach in order to comply with CSAPR.

In February 2011, the Illinois Environmental Protection Agency issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or other sodium-based sorbents at the Powerton Station's Units 5 and 6. Midwest Generation had previously received construction permits for dry sorbent injection installation at Waukegan Station's Unit 7.

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

Therefore, decisions about any particular combination of retrofits and shutdowns Midwest Generation may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital that is budgeted may not occur until 2012 for some of the units and potentially later for others, subject to the requirements of the CPS and other applicable regulations.

Liquidity

At June 30, 2011, Midwest Generation had cash and cash equivalents of $254 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

Midwest Generation has not yet committed to the completion of environmental compliance activities for its plants. Additional expenditures for NOx and SO2 controls through 2013 are estimated at $535 million based on an assumption that Midwest Generation would retrofit all units over the compliance period, which extends to 2018. Depending upon the facilities selected to be retrofitted, the cost of such retrofitting, and the timing of funding requirements beyond the near term, Midwest Generation may utilize operating cash flow, draw on its credit facility to the extent these are available at the time funds are required, or seek debt financing to fund capital expenditures.

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating Revenues (in millions)	$280	$281	$631	$660

Statistics
Generation (in GWh)	5,560	5,430	13,030	13,642
Aggregate plant performance
Equivalent availability	63.7%	59.8%	75.3%	72.7%
Capacity factor	49.3%	45.5%	58.1%	57.5%
Load factor	77.4%	76.2%	77.2%	79.1%
Forced outage rate	5.0%	10.4%	5.1%	8.2%
Average realized price/MWh	$37.59	$41.50	$37.05	$40.31
Capacity revenues only (in millions)	$68	$58	$145	$105
Average realized fuel costs/MWh	$18.88	$17.55	$17.65	$16.99

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Operating revenues	$280	$281	$631	$660
Less:
Unrealized (gains) losses	(2)	3	(2)	(4)
Capacity and other revenues	(69)	(58)	(146)	(106)

Realized revenues	$209	$226	$483	$550

Generation (in GWh)	5,560	5,430	13,030	13,642
Average realized energy price/MWh	$37.59	$41.50	$37.05	$40.31

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

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Fuel costs	$107	$98	$233	$239
Less:
Unrealized losses	(1)	(2)	(2)	(7)

Realized fuel costs	$106	$96	$231	$232

Generation (in GWh)	5,560	5,430	13,030	13,642
Average realized fuel costs/MWh	$18.88	$17.55	$17.65	$16.99

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

Operating Income (Loss)

Operating loss from the Midwest Generation plants increased $19 million for the second quarter ended June 30, 2011, compared to the corresponding period of 2010. The second quarter increase in operating loss was attributable to lower energy revenues, higher fuel costs and higher operating expenses, partially offset by higher capacity revenues. The decline in energy revenues was due to lower average realized energy prices, partially offset by higher generation. The increase in fuel costs was due to higher generation and higher coal costs. The increase in operating expenses was due to higher maintenance and overhauls, including the retirement of equipment that was replaced as part of overhauls.

Operating income from the Midwest Generation plants decreased $53 million for six months ended June 30, 2011, compared to the corresponding period of 2010. The 2011 decrease in operating income was attributable to lower energy revenues and higher plant operations costs, partially offset by higher capacity revenues. The decline in energy revenues was due to lower average realized energy prices and lower generation due to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS.

Included in operating revenues were unrealized gains (losses) from hedge activities of $2 million and $(3) million for the second quarters of 2011 and 2010, respectively, and $2 million and $4 million for the six months ended June 30, 2011 and 2010, respectively. Unrealized gains (losses) in 2011 and 2010 were attributable to both economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations and the ineffective portion of forward and futures contracts which are derivatives that qualify as cash flow hedges. The ineffective portion of hedge contracts at the Midwest Generation plants was attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system).

Included in fuel costs were unrealized losses of $1 million and $2 million during the second quarters of 2011 and 2010, respectively, and $2 million and $7 million during the six months ended June 30, 2011 and 2010, respectively. Unrealized losses were due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs. Also included in fuel costs were net costs of emission allowances of $0.4 million and $1 million during the second quarters of 2011 and 2010, respectively, and $2 million and $5 million during the six months ended June 30, 2011 and 2010, respectively.

 Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Interest and other income (expense)	$1	$—	$2	$(1)
Interest income from affiliates	28	28	56	56
Interest expense	(11)	(12)	(22)	(24)

Total other income	$18	$16	$36	$31

Income Taxes

Midwest Generation had an effective income tax rate of 41% and 39% for the six months ended June 30, 2011 and 2010, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

New Accounting Guidance

For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At June 30, 2011, Midwest Generation had cash and cash equivalents of $254 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

The following table summarizes the status of Midwest Generation's working capital facility at June 30, 2011, which matures in June 2012:

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

Capital Investment Plan

At June 30, 2011, forecasted capital expenditures through 2013 were as follows:

(in millions)	July through December 2011	2012	2013

Environmental[1]	$49	$172	$317
Plant capital	11	21	28

Total	$60	$193	$345

1
For additional information, see "Management's Overview—Cross-State Air Pollution Rule."

Environmental capital expenditures include $34 million for remaining expenditures in 2011 related to selective non-catalytic reduction (SNCR) equipment and $501 million for expenditures for the remainder of 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions. Midwest Generation believes its current environmental remediation plan, including allocated allowances and capital expenditures, required to meet the CPS will also comply with the requirements of CSAPR and the proposed National Emission Standards for Hazardous Air Pollutants. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS and other requirements, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Management's Overview—Environmental Compliance Plans and Costs" and refer to "Environmental Matters and Regulations" in Item 1 on page 10 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components and generator stator rewinds.

Consolidated Cash Flow

At June 30, 2011, Midwest Generation had cash and cash equivalents of $254 million, compared to $295 million at December 31, 2010. Net cash provided by operating activities decreased $21 million in the first six months of 2011, compared to the first six months of 2010. The 2011 decrease was primarily attributable to lower net income and the timing of cash receipts and disbursements related to working capital items, partially offset by higher payments for settlements of derivative contracts in 2010.

Net cash used in financing activities increased $20 million in the first six months of 2011, compared to the first six months of 2010. The 2011 increase was due to $30 million of higher distributions by Midwest Generation to its parent, partially offset by lower capital lease payments of $10 million.

Net cash used in investing activities increased $8 million in the first six months of 2011, compared to the first six months of 2010. Midwest Generation had $18 million of expenditures in 2011 for investments in future plant improvements, which were partially offset by lower capital expenditures in 2011 of $11 million.

Credit Ratings

Overview

Credit ratings for Midwest Generation, EME and EMMT as of June 30, 2011 were as follows:

	Moody's Rating	Standard & Poor's Rating	Fitch Rating

Midwest Generation[1]	Ba3	B+	BB-
EME[2]	Caa1	B-	CCC
EMMT	Not Rated	B-	Not Rated

1
First priority senior secured rating.

2
Senior unsecured rating.

On June 29, 2011, Moody's lowered the credit ratings of Midwest Generation to Ba3 from Ba2 and EME to Caa1 from B3. On June 30, 2011, Fitch lowered the credit ratings of Midwest Generation to BB- from BB and EME to CCC from B-. All the above ratings are on negative outlook. Midwest Generation cannot provide assurance that its current credit ratings or the credit ratings of its subsidiaries will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

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

Equity Distributions and Tax Payments

The following table summarizes payments made by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Six Months Ended June 30,
(in millions)	2011	2010

Equity distributions	$85	$55
Tax payments under tax-allocation agreements	8	5

Total payments	$93	$60

Key Ratio Affecting Distributions

Set forth below is the key ratio required under the covenants contained in Midwest Generation's credit agreement at June 30, 2011:

Financial Ratio	Covenant	Actual

Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.14 to 1

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

New Source Review and Other Litigation

For a discussion of the New Source Review lawsuit, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies—New Source Review and Other Litigation."

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

Derivative Instruments

Unrealized Gains and Losses

Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Non-qualifying hedges	$2	$(4)	$1	$(6)
Ineffective portion of cash flow hedges	(1)	(1)	(1)	3

Total unrealized gains (losses)	$1	$(5)	$—	$(3)

At June 30, 2011, cumulative unrealized gains of $8 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($3 million for the remainder of 2011 and $5 million for 2012).

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

Commodity Price Risk

Energy Price Risk

Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation are generally entered into at the Northern Illinois Hub, and to a lesser extent, the AEP/Dayton and Cinergy Hubs, all in PJM.

The following table depicts the quarterly average historical market prices for energy per megawatt-hour for the first six months of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

Northern Illinois Hub	$34.50	$33.44

1
Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2011:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2011
July	$36.43
August	38.60
September	29.83
October	26.21
November	29.67
December	31.33
2012 calendar "strip"[2]	$33.08

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

EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts primarily entered into at the Northern Illinois and to a lesser extent the AEP/Dayton and Cinergy Hubs (including forward contracts accounted for on the accrual basis) at June 30, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011	2012	2013

MWh (in thousands)	6,892	7,798	1,020
Average price/MWh[1]	$38.70	$37.38	$39.11

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

Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation at June 30, 2011:

						Other Capacity Sales, Net of Purchases[2]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

July 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	$110.00	400	$85.00	$107.99
June 1, 2012 to May 31 , 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31 , 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73
June 1, 2014 to May 31 , 2015	5,477	(852)	4,625	4,625	125.99	—	—	125.99

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

Basis Risk

During the six months ended June 30, 2011, prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub, Cinergy Hub and Northern Illinois Hub by an average of 13%, 2% and 1%, respectively, compared to 11%, 2% and 1%, respectively, during the six months ended June 30, 2010, due to transmission congestion in PJM.

Coal and Transportation Price Risk

The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2011 for the remainder of 2011 and the following year:

	July through December 2011	2012

Amount of Coal Under Contract in Millions of Equivalent Tons1,[2]	8.9	11.7

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

2
In July 2011, Midwest Generation entered into additional contractual agreements for the purchase of coal of 0.5 million tons for the remainder of 2011, 2.0 million tons for 2012, 9.8 million tons for 2013, and 9.8 million tons for 2014.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content) purchased for the Midwest Generation plants fluctuated between $12.35 per ton and $14.75 per ton during the first six months of 2011. The market price of PRB coal decreased to a price of $13.25 per ton at July 1, 2011, compared to a price of $13.60 per ton at December 31, 2010, as reported by the Energy Information Administration.

Midwest Generation has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through December 31, 2011. Midwest Generation is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are materially higher than the existing rates under contract. Transportation costs are approximately half of the delivered cost of PRB coal to the Midwest Generation plants.

Emission Allowances Price Risk

The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the CAIR, which expires on December 31, 2011, coal plants are required to hold seasonal and annual NOx allowances.

In the event that actual emissions required are greater than allowances held, Midwest Generation is subject to price risk for purchases of emission allowances. The market price for emission allowances may vary significantly. The average purchase price of annual NOx allowances decreased to $244 per ton during the first six months ended June 30, 2011 from $987 per ton in 2010. The average purchase price of SO2 allowances was $4 per ton during the six months ended June 30, 2011. Based on broker's quotes and information from public sources, the spot price for SO2 allowances and annual NOx allowances was $4 per ton and $147.50 per ton, respectively, at June 30, 2011.

Under CSAPR, beginning January 1, 2012, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. Midwest Generation will be impacted by market prices for additional CSAPR SO2 allowances required, but availability and market prices are uncertain. For additional information on CSAPR, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Environmental Developments—Cross-State Air Pollution Rule."

Credit Risk

Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 80% of Midwest Generation's consolidated operating revenues for the six months ended June 30, 2011.

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest

Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At June 30, 2011, Midwest Generation had no borrowings outstanding.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Midwest Generation's critical accounting policies, refer to "Critical Accounting Estimates and Policies" in Item 7 on page 46 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 40 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of Midwest Generation's legal proceedings, refer to "Contingencies" in Item 8 on page 90 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to legal proceedings specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010, except as follows:

New Source Review and Other Litigation

Nine of ten PSD claims have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison Company and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101	Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ Maria Rigatti Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	August 4, 2011