Form 10-Q
period 2011-09-30
MIDWEST GENERATION LLC
filed 2011-11-02
CIK 1134016

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        Number of units outstanding of the registrant's Membership Interests as of November 2, 2011: 100 units (all units held by an affiliate of the registrant).

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CSAPR	Cross-State Air Pollution Rule
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
GAAP	accounting principles generally accepted in the United States of America
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
Lehman	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc.
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NOX	nitrogen oxide
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Operating Revenues from Marketing Affiliate	$366	$444	$997	$1,104
Operating Expenses
Fuel	157	151	390	390
Plant operations	86	92	368	354
Depreciation and amortization	39	39	118	115
Asset retirements	1	7	12	10
Administrative and general	7	3	18	15

Total operating expenses	290	292	906	884

Operating income	76	152	91	220

Other Income (Expense)
Interest and other income	27	29	85	84
Interest expense	(8)	(12)	(30)	(36)

Total other income	19	17	55	48

Income before income taxes	95	169	146	268
Provision for income taxes	38	61	59	100

Net Income	$57	$108	$87	$168

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions, unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net Income	$57	$108	$87	$168
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Amortization of net loss and prior service adjustment included in expenses, net of tax	—	—	1	—
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during period, net of income tax expense (benefit) of $2 and $25 for the three months and $(3) and $36 for the nine months ended September 30, 2011 and 2010, respectively	3	39	(5)	56
Reclassification adjustments included in net income, net of income tax expense (benefit) of $1 and $1 for the three months and $(6) and $(29) for the nine months ended September 30, 2011 and 2010, respectively	2	1	(10)	(45)

Other comprehensive income (loss)	5	40	(14)	11

Comprehensive Income	$62	$148	$73	$179

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in millions, except unit amounts, unaudited)
	September 30, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$333	$295
Due from affiliates	109	124
Fuel inventory	97	85
Spare parts inventory	42	38
Interest receivable from affiliate	27	56
Derivative assets	15	47
Deferred taxes	2	—
Emission allowances	—	2
Other current assets	19	33

Total current assets	644	680

Property, Plant and Equipment, less accumulated depreciation of $1,653 and $1,541 at respective dates	2,852	2,905
Notes receivable from affiliate	1,323	1,343
Long-term derivative assets	3	3
Other assets	28	11

Total Assets	$4,850	$4,942

Liabilities and Member's Equity
Current Liabilities
Accounts payable	$45	$43
Accrued liabilities	40	60
Due to affiliates	46	16
Interest payable	9	22
Derivative liabilities	3	3
Deferred taxes	—	10
Current portion of lease financing	116	109

Total current liabilities	259	263

Lease financing, net of current portion	439	556
Deferred taxes	165	129
Long-term derivative liabilities	—	2
Benefit plans and other long-term liabilities	222	214

Total Liabilities	1,085	1,164

Commitments and Contingencies (Notes 3, 6 and 7)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings	271	270
Accumulated other comprehensive loss	(17)	(3)

Total Member's Equity	3,765	3,778

Total Liabilities and Member's Equity	$4,850	$4,942

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)
	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net income	$87	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	116
Asset retirements and other non-cash items	12	7
Deferred taxes	32	(3)
Decrease in due to/from affiliates	56	103
Increase in inventory	(16)	(6)
Decrease in interest receivable from affiliate	29	27
Decrease in other assets	14	—
Decrease in emission allowances	2	6
Decrease in accounts payable and other current liabilities	(18)	(24)
Decrease in interest payable	(13)	(15)
Increase in other liabilities	7	7
Decrease (increase) in derivative assets and liabilities	7	(16)

Net cash provided by operating activities	319	370

Cash Flows From Financing Activities
Cash distributions to parent	(85)	(125)
Repayments of lease financing	(109)	(121)

Net cash used in financing activities	(194)	(246)

Cash Flows From Investing Activities
Capital expenditures	(78)	(76)
Investments in other assets	(18)	—
Proceeds from sale of emission allowances	—	3
Repayment of loan to affiliate	9	5

Net cash used in investing activities	(87)	(68)

Net increase in cash and cash equivalents	38	56
Cash and cash equivalents at beginning of period	295	237

Cash and cash equivalents at end of period	$333	$293

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Cash Equivalents

Cash equivalents included money market funds totaling $309 million and $270 million at September 30, 2011 and December 31, 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.

Related Party

Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of income, was $27 million and $28 million during the third quarters ended September 30, 2011 and 2010, respectively, and $83 million and $84 million during the nine months ended September 30, 2011 and 2010, respectively.

Restricted Deposits

Restricted deposits of $3 million at both September 30, 2011 and December 31, 2010 were included in other assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.

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

Note 2. Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of September 30, 2011 and December 31, 2010.

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

The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total

Assets at Fair Value
Money market funds[2]	$309	$—	$—	$—	$309

Derivative contracts
Electricity	$—	$18	$—	$—	$18
Fuel oil	2	—	—	(2)	—

Total commodity contracts	2	18	—	(2)	18

Total assets	$311	$18	$—	$(2)	$327

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$3	$2	$(2)	$3

Total liabilities	$—	$3	$2	$(2)	$3

	December 31, 2010

Assets at Fair Value
Money market funds[2]	$270	$—	$—	$—	$270

Derivative contracts
Electricity	$—	$42	$—	$8	$50
Fuel oil	8	—	—	(8)	—

Total commodity contracts	8	42	—	—	50

Total assets	$278	$42	$—	$—	$320

Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$—	$—	$5

Total liabilities	$—	$5	$—	$—	$5

1
Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of assets and liabilities, net categorized as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Fair value, net assets (liabilities) at beginning of period	$(1)	$—	$—	$3
Total realized/unrealized gains (losses)
Included in earnings[1]	(2)	—	(2)	2
Included in accumulated other comprehensive loss	—	—	—	2
Settlements	1	—	—	(3)
Transfers in or out of Level 3	—	—	—	(4)

Fair value, net liabilities at end of period	$(2)	$—	$(2)	$—

Change during the period in unrealized gains (losses) related to assets and liabilities, net held at end of period[1]	$—	$—	$(2)	$(5)

1
Reported in operating revenues on Midwest Generation's consolidated statements of income.

Midwest Generation determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during the three months and nine months ended September 30, 2011 and 2010.

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

 Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

September 30, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	13,242	[1]	10,619	[3]
Electricity	Forwards/Futures	Purchases	GWh	101	[1]	10,615	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	98	[2]	—
Electricity	Congestion	Purchases	GWh	—		968	[4]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000

December 31, 2010
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges

Electricity	Forwards/Futures	Sales	GWh	12,961	[1]	13,437	[3]
Electricity	Forwards/Futures	Purchases	GWh	408	[1]	14,066	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[2]	—
Electricity	Congestion	Purchases	GWh	—		144	[4]
Fuel oil	Forwards/Futures	Sales	barrels	—		250,000
Fuel oil	Forwards/Futures	Purchases	barrels	—		490,000

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

 Fair Value of Derivative Instruments

The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

September 30, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets

Cash flow hedges	$26	$8	$34	$13	$6	$19	$15
Economic hedges	21	3	24	22	2	24	—

	47	11	58	35	8	43	15
Netting[1]	(32)	(8)	(40)	(32)	(8)	(40)	—

Total	$15	$3	$18	$3	$—	$3	$15

December 31, 2010
Cash flow hedges	$41	$2	$43	$3	$2	$5	$38
Economic hedges	26	1	27	20	—	20	7

	67	3	70	23	2	25	45
Netting[1]	(20)	—	(20)	(20)	—	(20)	—

Total	$47	$3	$50	$3	$2	$5	$45

1
Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments

The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,
			Income Statement Location
(in millions)	2011	2010

Beginning of period derivative gains	$37	$111
Effective portion of changes in fair value	(8)	92
Reclassification to net income	(16)	(74)	Operating revenues

End of period derivative gains	$13	$129

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at September 30, 2011 and 2010 were $8 million and $79 million, respectively.

For additional information, see Note 8—Accumulated Other Comprehensive Loss.

The portion of a cash flow hedge that does not offset the change in the value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Midwest Generation recorded net gains of $2 million and $1 million during the third quarters of 2011 and 2010, respectively, and $1 million and $9 million during the nine months ended September 30, 2011 and 2010, respectively, in operating revenues on the consolidated statements of income representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of income is presented below:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location
(in millions)		2011	2010	2011	2010

Economic hedges	Operating revenues	$(4)	$4	$3	$—
	Fuel	(3)	2	1	—

Contingent Features

Midwest Generation sells merchant energy and capacity through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand and availability under its working capital facility to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of September 30, 2011, EMMT had no borrowings outstanding under this revolving credit agreement. Future increases in power prices could expose Midwest Generation to additional collateral postings.

Note 4. Income Taxes

Midwest Generation had an effective income tax rate of 41% and 37% for the nine months ended September 30, 2011 and 2010, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the nine months ended September 30, 2011, Midwest Generation made contributions of $11 million, and during the remainder of 2011, expects to make $3 million of additional contributions.

The following were components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$3.3	$2.5	$9.7	$8.7
Interest cost	2.1	1.9	6.3	5.9
Expected return on plan assets	(2.1)	(1.6)	(6.3)	(4.8)
Amortization of prior service costs	—	0.1	0.1	0.2
Amortization of net loss	—	(0.1)	0.1	—

Total expense	$3.3	$2.8	$9.9	$10.0

Postretirement Benefits Other Than Pensions

During the nine months ended September 30, 2011, Midwest Generation made contributions of $0.5 million, and during the remainder of 2011, expects to make $0.1 million of additional contributions.

The following were components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$0.4	$0.2	$1.2	$0.6
Interest cost	0.7	0.5	2.2	1.6
Amortization of prior service credit	0.1	(0.2)	0.2	(0.4)
Amortization of net loss	0.1	0.2	0.4	0.3

Total expense	$1.3	$0.7	$4.0	$2.1

Note 6. Commitments and Contingencies

Commitments

Fuel Supply Contracts and Coal Transportation Agreements

At September 30, 2011, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments, together with estimated transportation costs under existing agreements, are estimated to aggregate $611 million, which consists of: $128 million for the remainder of 2011, $188 million in 2012, $145 million in 2013, and $150 million in 2014.

Capital Commitments

At September 30, 2011, Midwest Generation had firm commitments to spend approximately $31 million during the remainder of 2011 and $16 million in 2012 for capital expenditures primarily related to selective non-catalytic reduction (SNCR) equipment and non-environmental improvements. Midwest Generation intends to fund these expenditures through cash on hand, cash generated from operations or by drawing on its working capital facility, if available.

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

Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2012. There were approximately 230 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at September 30, 2011. Midwest Generation had recorded a liability of $55 million at September 30, 2011 related to this contractual indemnity, included in benefit plans and other long-term liabilities on its consolidated balance sheets.

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

Indemnities Provided under Sale-Leaseback Agreements

In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and, previously, the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under these tax indemnity agreements, the lessees in the sale-leaseback transactions agreed to indemnify the lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the sale-leaseback transactions related to the Powerton and Joliet Stations in Illinois. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a maximum potential liability and has not recorded a liability related to these indemnities.

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

Nine of ten PSD claims have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013. A motion filed by the plaintiffs requesting that the dismissals be certified as "partial final judgments" capable of appeal, and requesting that the remaining claims be stayed pending such an appeal, is pending.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs sought to have their suits certified as a class action and requested injunctive relief, as well as compensatory and punitive damages. In October 2011, the complaints were dismissed for lack of federal jurisdiction. Midwest Generation does not know whether the plaintiffs will appeal the dismissal or file a complaint in state court.

Adverse decisions in these cases could involve penalties and remedial actions that could have a material impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on its facilities, its results of operations, financial position or cash flows.

Environmental Remediation

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued approximately $10 million at September 30, 2011 for estimated environmental investigation and remediation costs for the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures can be reasonably estimated. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that requires remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Note 7. Environmental Developments

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted the Cross-State Air Pollution Rule (CSAPR). CSAPR is the final form of a previously proposed replacement for the Clean Air Interstate Rule (CAIR), originally called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for penalties against a unit with emissions in excess of its predefined "assurance level," but only if the state in which it is located also exceeds its budgeted emissions level. On

October 6, 2011, the US EPA announced a proposed revision to the rule that would effectively eliminate such penalties in the first phase.

Midwest Generation believes its current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under CSAPR, will be sufficient to comply with the requirements of CSAPR and the US EPA's proposed regulation on hazardous air pollutant (HAP) emissions. In order to achieve compliance, Midwest Generation has begun work to install SO2 controls at certain of its plants.

Proposed Hazardous Air Pollutant Regulations

In March 2011, the US EPA proposed National Emission Standards for Hazardous Air Pollutants, limiting emissions of HAPs from coal- and oil-fired electrical generating units. This regulation is expected to be finalized by December 2011. Based on its continuing review, Midwest Generation does not expect that these standards, if adopted as proposed, would require it to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance.

Ozone and Particulates

In September 2011, President Obama announced that the proposed revision to the National Ambient Air Quality Standards (NAAQS) for ozone, which was expected to have set a more stringent standard for primary ozone and a distinct secondary standard to protect sensitive vegetation and ecosystems, was being withdrawn. The ozone NAAQS established in 2008 remains in place, but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. The US EPA has indicated that it intends to issue initial area designations of attainment, nonattainment and unclassifiable areas across the nation in 2012. States will then be required to develop and submit state implementation plans outlining how compliance with the 2008 NAAQS will be achieved. New primary and secondary ozone standards are expected in 2014.

Water Quality—Clean Water Act

In March 2011, the US EPA proposed standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. Midwest Generation is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable without incurring material additional capital expenditures or operating costs. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and Midwest Generation is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.

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

Parties to the case brought by the Alaskan Native Village of Kivalina against Edison International and other defendants, the appeal of which was deferred before the Ninth Circuit Court of Appeals pending the Supreme Court's ruling described above, have requested that the appeal recommence and have asked for permission to file additional briefs on the impact of the Supreme Court's ruling. The stay of the appeal has now been lifted and argument before the Ninth Circuit is scheduled for November 2011. Kivalina is seeking damages of up to $400 million for the cost of relocating the village.

On May 27, 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming a large number of defendants, including Edison International and several of its subsidiaries. Midwest Generation was not named. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed. Edison International was dismissed as a defendant in this complaint in July 2011.

Note 8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$23	$(26)	$(3)
Current period change	(15)	1	(14)

Balance at September 30, 2011	$8	$(25)	$(17)

1
For further detail, see Note 5—Compensation and Benefit Plans.

Unrealized gains on cash flow hedges, net of tax, at September 30, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $7 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.

 Note 9. Supplemental Cash Flows Information

	Nine Months Ended September 30,
(in millions)	2011	2010

Cash paid
Interest	$43	$51
Income taxes	8	19

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

This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2010, and as compared to the third quarter of 2010 and the nine months ended September 30, 2010. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT'S OVERVIEW

Midwest Generation is a limited liability company engaged in the business of operating and selling energy and capacity from its 5,172 MW of coal-fired generating plants and 305 MW of oil-fired peaking plants. The profitability of Midwest Generation has been significantly lower in 2011 compared to 2010 as a result of lower realized energy prices and higher fuel costs. In addition, the profitability of the Midwest Generation plants is expected to be adversely affected by a decline in capacity prices and higher rail transportation costs (due to the expiration at the end of 2011 of a favorable long-term rail contract). For discussion of energy and fuel price risks, see "Market Risk Exposures—Commodity Price Risk" and refer to "Market Risks" in Item 1A on page 20 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. As a result, Midwest Generation may incur net losses in subsequent years unless energy and capacity prices increase or its costs decline.

 Highlights of Operating Results

Midwest Generation's net income for the third quarter and nine months ended September 30, 2011 decreased $51 million and $81 million, respectively, compared to the corresponding periods of 2010. The third quarter decrease in earnings was due to lower capacity revenues, average realized energy prices and generation, and a gain in 2010 from the sale of bankruptcy claims against Lehman. The year-to-date decrease in earnings was due to lower average realized energy prices and generation, and a gain in 2010 from the sale of the bankruptcy claims against Lehman.

Cross-State Air Pollution Rule

On July 6, 2011, the US EPA adopted the CSAPR. CSAPR is the final form of a previously proposed replacement for the CAIR, originally called the Clean Air Transport Rule that was released in 2010. CSAPR establishes emissions reductions for annual SO2 emissions and annual and ozone season NOx emissions in two phases: a first phase effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOx emissions from operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units must surrender allowances for each ton of SO2 and NOx emitted or face penalties. While trading of allowances is permitted within designated groups of states, the rule provides for penalties against a unit with emissions in excess of its predefined "assurance level," but only if the state in which it is located also exceeds its budgeted emissions level. On October 6, 2011, the US EPA announced a proposed revision to the rule that would effectively eliminate such penalties in the first phase.

Midwest Generation believes its current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under CSAPR, will be sufficient to comply with the requirements of CSAPR and the US EPA's proposed regulation on HAP emissions. In order to achieve compliance, Midwest Generation has begun work to install SO2 controls at certain of its plants.

Environmental Compliance Plans and Costs

During 2011, Midwest Generation continued its permitting and planning activities for NOx and SO2 controls to meet the requirements of the CPS. Based on its continuing review, Midwest Generation also does not expect the US EPA's proposed National Emission Standards for Hazardous Air Pollutants, if adopted, would require it to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance. Midwest Generation expects to continue to develop and implement a compliance program that includes the use of activated carbon injection, upgrades to particulate removal systems and dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for HAPs, such as mercury, acid gas and non-mercury metals. Based on stack tests performed at various Midwest Generation plants, Midwest Generation believes that currently installed activated carbon injection and proposed particulate removal equipment is sufficient to achieve or exceed the mercury standards outlined in the US EPA's existing and proposed rules.

In February 2011, the Illinois Environmental Protection Agency issued construction permits authorizing Midwest Generation to install a dry sorbent injection system using Trona or other sodium-based sorbents at the Powerton Station's Units 5 and 6.

Decisions regarding whether or not to proceed with retrofitting units to comply with CPS requirements for SO2 emissions, including those that have received permits, remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation could also elect to temporarily or permanently shut down units, instead of installing controls, to be in compliance with the CPS.

Therefore, decisions about any particular combination of retrofits and shutdowns Midwest Generation may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital that is budgeted may not occur until 2012 for some of the units and potentially later for others, subject to the requirements of the CPS and other applicable regulations. Pending such final decisions, Midwest Generation plans to continue with any work necessary to comply with issued permits.

Liquidity

At September 30, 2011, Midwest Generation had cash and cash equivalents of $333 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback. The Midwest Generation credit facility matures in June 2012. Midwest Generation may seek to extend or replace this facility or seek other means of credit support to meet its liquidity requirements.

Midwest Generation has not yet committed to the completion of environmental compliance activities for its plants. Additional expenditures for NOx and SO2 controls through 2013 are estimated at $514 million based on an assumption that Midwest Generation would retrofit all units over the compliance period, which extends to 2018 at an estimated aggregate cost of $1.2 billion. Depending upon the facilities selected to be retrofitted, the cost of such retrofitting, and the timing of funding requirements beyond the near term, Midwest Generation may utilize operating cash flow, draw on its credit facility to the extent these are available at the time funds are required, obtain funding from EME, or seek debt financing to fund capital expenditures.

RESULTS OF OPERATIONS

Summary

The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating Revenues (in millions)	$366	$444	$997	$1,104

Statistics
Generation (in GWh)	7,957	8,449	20,987	22,091
Aggregate plant performance
Equivalent availability	89.4%	91.7%	80.0%	79.4%
Capacity factor	69.8%	70.0%	62.0%	61.7%
Load factor	78.1%	76.4%	77.5%	77.8%
Forced outage rate	7.2%	5.4%	5.9%	6.9%
Average realized price/MWh	$40.05	$42.09	$38.19	$40.99
Capacity revenues only (in millions)	$50	$79	$195	$184
Average realized fuel costs/MWh	$19.43	$18.08	$18.32	$17.41

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Operating revenues	$366	$444	$997	$1,104
Less:
Unrealized losses	3	16	1	12
Capacity and other revenues[1]	(51)	(104)	(197)	(210)

Realized revenues	$318	$356	$801	$906

Generation (in GWh)	7,957	8,449	20,987	22,091
Average realized energy price/MWh	$40.05	$42.09	$38.19	$40.99

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

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Fuel costs	$157	$151	$390	$390
Add back:
Unrealized gains (losses)	(4)	2	(6)	(5)

Realized fuel costs	$153	$153	$384	$385

Generation (in GWh)	7,957	8,449	20,987	22,091
Average realized fuel costs/MWh	$19.43	$18.08	$18.32	$17.41

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

Operating Income

Operating income from the Midwest Generation plants decreased $76 million for the third quarter ended September 30, 2011, compared to the corresponding period of 2010. The third quarter decrease in operating income was primarily attributable to lower energy and capacity revenues and a gain in 2010 from the sale of bankruptcy claims against Lehman. During the third quarter of 2010, Midwest Generation sold its bankruptcy claims against Lehman and recorded a gain of $24 million. The decline in energy revenues was due to lower generation and lower average realized energy prices, and the decline in capacity revenues was due to lower capacity prices from the RPM auction.

Operating income from the Midwest Generation plants decreased $129 million for the nine months ended September 30, 2011, compared to the corresponding period of 2010. The 2011 decrease in operating income was primarily attributable to lower energy revenues and a gain in 2010 from the sale of the bankruptcy claims discussed above. The decline in energy revenues was due to lower average realized energy prices and lower generation due to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS.

Included in operating revenues were unrealized losses from hedge activities of $3 million and $16 million for the third quarters of 2011 and 2010, respectively, and $1 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively. Unrealized losses in 2011 and 2010 were primarily attributable to economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of income.

Included in fuel costs were unrealized gains (losses) of $(4) million and $2 million during the third quarters of 2011 and 2010, respectively, and $(6) million and $(5) million during the nine months ended September 30, 2011 and 2010, respectively. Unrealized gains (losses) were due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs. Also included in fuel costs were net costs of emission allowances of $1 million and $5 million during the third quarters of 2011 and 2010, respectively, and $3 million and $10 million during the nine months ended September 30, 2011 and 2010, respectively.

 Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Interest and other income	$—	$1	$2	$—
Interest income from affiliates	27	28	83	84
Interest expense	(8)	(12)	(30)	(36)

Total other income	$19	$17	$55	$48

Income Taxes

Midwest Generation had an effective income tax rate of 41% and 37% for the nine months ended September 30, 2011 and 2010, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes, and estimated benefits from a federal deduction related to qualified domestic production activities under Section 199 of the Internal Revenue Code.

New Accounting Guidance

For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

At September 30, 2011, Midwest Generation had cash and cash equivalents of $333 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.

The following table summarizes the status of Midwest Generation's working capital facility at September 30, 2011, which matures in June 2012:

(in millions)

Commitment	$500
Outstanding borrowings	—
Outstanding letters of credit	(3)

Amount available	$497

Midwest Generation may seek to extend or replace its credit facility or retire it by other means. The terms and conditions of any refinancing could be substantially different than those in the current credit facility.

For additional discussion of liquidity, see "Management's Overview—Liquidity."

Capital Investment Plan

Forecasted capital expenditures through 2013 are as follows:

(in millions)	October through December 2011	2012	2013

Environmental[1]	$26	$172	$316
Plant capital	5	22	29

Total	$31	$194	$345

1
For additional information, see "Management's Overview—Cross-State Air Pollution Rule."

Environmental capital expenditures include $13 million for remaining expenditures in 2011 related to selective non-catalytic reduction (SNCR) equipment and $501 million for expenditures for the remainder of 2011 to 2013 to begin to retrofit initial units using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, assuming all units are retrofitted for an estimated aggregate cost of $1.2 billion. Midwest Generation believes that its current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under CSAPR, will be sufficient to comply with the requirements of CSAPR and the US EPA's proposed regulation on HAP emissions. In order to achieve compliance, Midwest Generation has begun work to install SO2 controls at certain of its plants. Midwest Generation could elect to shut down units instead of installing controls to be in compliance with the CPS and other requirements, and, therefore, decisions about any particular combination of retrofits and shutdowns it may ultimately employ to comply remain subject to conditions applicable at the time decisions are required or made. Accordingly, the environmental expenditures for Midwest Generation in the preceding table represent current projects only and are subject to change based upon a number of considerations. Actual expenditures could be higher or lower. Preconstruction engineering and initial construction work for a project may occur in 2011 in advance of a final decision to continue or complete the project. For additional discussion, see "Management's Overview—Environmental Compliance Plans and Costs" and refer to "Environmental Matters and Regulations" in Item 1 on page 10 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010.

Plant capital expenditures relate to non-environmental projects such as upgrades to boiler and turbine controls, replacement of major boiler components and generator stator rewinds.

Consolidated Cash Flow

At September 30, 2011, Midwest Generation had cash and cash equivalents of $333 million, compared to $295 million at December 31, 2010. Net cash provided by operating activities decreased $51 million in the first nine months of 2011, compared to the first nine months of 2010. The 2011 decrease was primarily attributable to lower net income and the timing of cash receipts and disbursements related to working capital items, partially offset by higher payments for settlements of derivative contracts in 2010.

Net cash used in financing activities decreased $52 million in the first nine months of 2011, compared to the first nine months of 2010. The 2011 decrease was due to $40 million of lower distributions by Midwest Generation to its parent and lower lease financing payments of $12 million.

Net cash used in investing activities increased $19 million in the first nine months of 2011, compared to the first nine months of 2010. The 2011 increase was primarily due to $18 million of expenditures in 2011 for investments in future plant improvements.

Credit Ratings

Overview

Credit ratings for Midwest Generation, EME and EMMT as of September 30, 2011 were as follows:

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

Equity Distributions and Tax Payments

The following table summarizes payments made by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

	Nine Months Ended September 30,
(in millions)	2011	2010

Equity distributions	$85	$125
Tax payments under tax-allocation agreements	8	19

Total payments	$93	$144

Key Ratio Affecting Distributions

Set forth below is the key ratio required under the covenants contained in Midwest Generation's credit agreement at September 30, 2011:

Financial Ratio	Covenant	Actual

Debt to Capitalization Ratio	Less than or equal to 0.60 to 1	0.13 to 1

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

 Contractual Obligations and Contingencies

Fuel Supply Contracts and Coal Transportation Agreements

For a discussion of fuel supply contracts and coal transportation agreements, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Commitments—Fuel Supply Contracts and Coal Transportation Agreements."

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

Derivative Instruments

Unrealized Gains and Losses

Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Non-qualifying hedges	$(8)	$(12)	$(7)	$(18)
Ineffective portion of cash flow hedges	1	(2)	—	1

Total unrealized losses	$(7)	$(14)	$(7)	$(17)

At September 30, 2011, cumulative unrealized gains of $1 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods (unrealized losses of $2 million for the remainder of 2011 and unrealized gains of $3 million for 2012).

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

Commodity Price Risk

Energy Price Risk

Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing. Hedging transactions related to generation are generally entered into at the Northern Illinois Hub, and to a lesser extent, the AEP/Dayton and Cinergy Hubs, all in PJM. In addition, energy hedging transactions may be entered into using natural gas.

The following table depicts the average historical market prices for energy per megawatt-hour for the first nine months of 2011 and 2010:

	24-Hour Average Historical Market Prices[1]
	2011	2010

Northern Illinois Hub	$35.39	$35.02

1
Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly real-time prices as published by PJM or provided on the PJM web site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2011:

24-Hour Forward Energy Prices[1] Northern Illinois Hub

2011
October	$26.05
November	27.27
December	31.10
2012 calendar "strip"[2]	$33.67
2013 calendar "strip"[2]	$36.48

1
Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

2
Market price for energy purchases for the entire calendar year.

Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.

EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for contracts primarily entered into at the Northern Illinois and to a lesser extent the AEP/Dayton and Cinergy Hubs (including forward contracts accounted for on the accrual basis) at September 30, 2011 for electricity expected to be generated during the remainder of 2011 and in 2012 and 2013:

	2011	2012	2013

MWh (in thousands)	3,959	8,206	1,020
Average price/MWh[1]	$38.61	$37.60	$39.11

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

 Capacity Price Risk

The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2011:

						Other Capacity Sales, Net of Purchases[2]
				RPM Capacity Sold in Base Residual Auction
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW				Average Price per MW-day	Aggregate Average Price per MW-day
				MW	Price per MW-day	MW

October 1, 2011 to May 31, 2012	5,477	(495)	4,982	4,582	$110.00	400	$85.00	$107.99
June 1, 2012 to May 31 , 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31 , 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73
June 1, 2014 to May 31 , 2015	5,477	(852)	4,625	4,625	125.99	—	—	125.99

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

Basis Risk

During the nine months ended September 30, 2011, prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub, Cinergy Hub and Northern Illinois Hub by an average of 12%, 1% and 1%, respectively, compared to 10%, 1% and 1%, respectively, during the nine months ended September 30, 2010, due to transmission congestion in PJM.

Coal and Transportation Price Risk

The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2011 for the remainder of 2011 and the following three years:

	October through December 2011	2012	2013	2014

Amount of Coal Under Contract in Millions of Equivalent Tons[1]	5.0	13.7	9.8	9.8

1
The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Prices of PRB coal (with 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content)

purchased for the Midwest Generation plants fluctuated between $12.35 per ton and $15 per ton during the first nine months of 2011. The market price of PRB coal increased to a price of $15 per ton at September 30, 2011, compared to a price of $13.60 per ton at December 31, 2010, as reported by the Energy Information Administration.

Midwest Generation has contracts for the transport of coal to its facilities. The primary contract is with Union Pacific Railroad (and various short-haul carriers), which extends through December 31, 2011. Midwest Generation is exposed to price risk related to transportation rates after the expiration of its existing transportation contracts. Current market transportation rates for PRB coal are materially higher than the existing rates under contract. Midwest Generation expects to finalize a new long-term contract for the transport of coal during the fourth quarter of 2011.

Emission Allowances Price Risk

Under CSAPR, beginning January 1, 2012, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. Midwest Generation will be impacted by market prices for additional CSAPR SO2 allowances required, but availability and market prices are uncertain. For additional information on CSAPR, see "Management's Overview—Cross-State Air Pollution Rule" and "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Environmental Developments—Cross-State Air Pollution Rule."

Credit Risk

Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 81% of Midwest Generation's consolidated operating revenues for the nine months ended September 30, 2011.

Interest Rate Risk

Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At September 30, 2011, Midwest Generation had no borrowings outstanding.

Regulatory Matters

For a discussion of Midwest Generation's regulatory matters, refer to "Regulatory Matters" in Item 1 on page 9 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010. There have been no significant developments with respect to regulatory matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2010, except as follows:

Dodd-Frank Act

The Commodities Futures Trading Commission and the Securities Exchange Commission had been expected to issue rules and regulations to fulfill the mandates of the Dodd-Frank Wall Street Reform and Consumer Protection Act by July 2011. The agencies have announced they intend to complete the issuances in the first half of 2012.

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

New Source Review and Other Litigation

Nine of ten PSD claims in the US EPA's New Source Review litigation have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. Trial of the liability portion of the case is scheduled to commence June 3, 2013. A motion filed by the plaintiffs requesting that the dismissals be certified as "partial final judgments" capable of appeal, and requesting that the remaining claims be stayed pending such an appeal, is pending.

In May 2011, two complaints were filed against Midwest Generation in the Northern District of Illinois by residents living near the Crawford and Fisk facilities on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs sought to have their suits certified as a class action and requested injunctive relief, as well as compensatory and punitive damages. In October 2011, the complaints were dismissed for lack of federal jurisdiction.

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

ITEM 4.    REMOVED AND RESERVED

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101	Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC
By:	/s/ Maria Rigatti Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 2, 2011