Form 10-K
period 2011-12-31
MIDWEST GENERATION LLC
filed 2012-02-29
CIK 1134016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File Number 333-59348
_______________________
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

None
(Title of Class)
_____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Aggregate market value of the registrant's Membership Interests held by non-affiliates of the registrant as of June 30, 2011: $0. Number of units outstanding of the registrant's Membership Interests as of February 29, 2012: 100 units (all units held by an affiliate of the registrant).
The registrant meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K under the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

ACI	activated carbon injection
ARO(s)	asset retirement obligation(s)
BART	best available retrofit technology
bcf	billion cubic feet
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CSAPR	Cross-State Air Pollution Rule
EIA	Energy Information Administration
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
HAP(s)	hazardous air pollutant(s)
Illinois EPA	Illinois Environmental Protection Agency
ISO(s)	independent system operator(s)
kV	kilovolt
Lehman	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc.
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services

SIP(s)	state implementation plan(s)
SNCR	selective non-catalytic reduction
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Midwest Generation, include but are not limited to:

•	supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Midwest Generation's generating units have access;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion energy demand, and other aspects of the complex and volatile markets in which Midwest Generation participates;

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business, including compliance with the CPS and CAIR or CSAPR (as applicable) and the MATS rule;

•	Midwest Generation's significant cash requirements and its limited ability to borrow funds and access the capital markets on reasonable terms;

•	the cost and availability of fuel, sorbents, and other commodities used for power generation and emission controls, and of related transportation services;

•	the cost and availability of emission credits or allowances;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the availability and creditworthiness of counterparties, and the resulting effects on liquidity in the power and fuel markets in which Midwest Generation operates and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

•
governmental, statutory, regulatory or administrative changes or initiatives affecting Midwest Generation or the electricity industry generally, including market structure rules and price mitigation strategies adopted by ISOs and RTOs;

•
market volatility and other market conditions that could increase Midwest Generation's obligations to post collateral beyond the amounts currently expected, and the potential effect of such conditions on the ability of Midwest Generation to provide sufficient collateral in support of its hedging activities and purchases of fuel;

•	completion of permitting and construction of Midwest Generation's capital projects;

•	weather conditions, natural disasters and other unforeseen events;

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

•	competition in all aspects of Midwest Generation's business;

•	operating risks, including equipment failure, availability, heat rate, output, costs of repairs and retrofits, and availability and cost of spare parts;

•	creditworthiness of suppliers and their ability to deliver goods and services under their contractual obligations to Midwest Generation or to pay damages if they fail to fulfill those obligations;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•	general political, economic and business conditions.
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
As of December 31, 2011, Midwest Generation operated 5,477 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•	six coal-fired generating plants consisting of 5,172 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•	the Fisk and Waukegan on-site, oil-fired generating peakers consisting of 305 MW.
Midwest Generation is a party to a contract with EMMT, an EME subsidiary engaged in asset management and trading activities, under which EMMT sells energy and capacity from the Midwest Generation plants into the wholesale market, engages in hedging activities and provides scheduling and other services. Midwest Generation is also a party to a revolving credit agreement with EMMT under which it can make revolving loans to, or have letters of credit issued on behalf of, EMMT in order to provide credit support for forward contracts for the benefit of Midwest Generation. EMMT has the ability to enter into fuel hedging arrangements, on Midwest Generation's behalf.
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
At December 31, 2011, Midwest Generation had cash and cash equivalents of $213 million and a total of $497 million of available borrowing capacity under its $500 million credit facility maturing in June 2012. There can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacement of this credit line will likely be on less favorable terms and conditions, and there is no assurance that Midwest Generation will, or will be able to, replace this credit line or any portion of it. Unless energy and capacity prices increase, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. A continuation of these adverse trends coupled with the need to retrofit its plants to comply with governmental regulations will strain Midwest Generation's liquidity. For further discussion of these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview."

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
PJM operates a wholesale spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators indicating the minimum prices at which a bidder is willing to dispatch energy at various incremental generation levels. PJM requires all load-serving entities and generators, such as Midwest Generation, to maintain prescribed levels of capacity, including a reserve margin, to ensure system reliability. PJM's capacity markets have a single market-clearing price for each capacity zone. In May of each year, PJM conducts an annual capacity auction (RPM) to commit generation, energy efficiency, and demand side resources three years forward, and to provide a long-term pricing signal for the construction of capacity resources.

Competition
Midwest Generation is subject to competition from energy marketers, public utilities, government-owned power agencies, industrial companies, financial institutions, and other independent power producers. These companies may have competitive advantages as a result of scale, the location of their generation facilities or other factors. Some of Midwest Generation's competitors have a lower cost of capital than Midwest Generation and, in the case of utilities, may be able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.
State and local environmental regulations, particularly those that impose stringent state specific emission limits, could put the Midwest Generation plants at a disadvantage compared with competing power plants operating in nearby states and subject to less stringent state emission limits or to federal emission limits alone. The CPS puts these plants at a disadvantage compared with competing plants not subject to similar regulations, and federal air quality regulations such as CSAPR and the MATS rule will put Midwest Generation's plants at a disadvantage compared to plants utilizing other fuels. Potential future climate change regulations could also put the Midwest Generation plants at a disadvantage compared to power plants utilizing other fuels as well as utilities that may be able to recover climate change compliance costs through rate-base mechanisms. The ability of Midwest Generation plants to compete can also be affected by future environmental regulations, by governmental and regulatory activities designed to support the construction and operation of power generation facilities fueled by renewable energy sources, and by developments such as shale gas technology that lower the price of other fuels.

Overview of Facilities

The Crawford Station
The Crawford Station is a 532 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Crawford Station occupies approximately 72 acres, inclusive of the switchyard. The operating units are referred to as Units 7 and 8 and began operations in 1958 and 1961, respectively. In February 2012, Midwest Generation decided to shut down the Crawford Station by the end of 2014.

The Fisk Station
The Fisk Station is a 326 MW coal-fired power plant located in Cook County, Illinois, and is within the city limits of Chicago. The Fisk Station is located on approximately 44 acres, inclusive of the switchyard. The operating unit comprising the Fisk Station is referred to as Unit 19 and began operations in 1959. In February 2012, Midwest Generation decided to shut down the Fisk Station by the end of 2012.

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

Power Sales
Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT, an EME subsidiary engaged in power marketing and trading activities, with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power generated at the Midwest Generation plants is primarily sold into the PJM market.

Fuel Supply
The Midwest Generation plants purchase coal from several suppliers located in the Southern PRB of Wyoming. The total volume of coal consumed annually is largely dependent on the amount of generation and has historically ranged between 17 million to 19 million tons. Coal consumption in the current low natural gas price environment may be lower than the historical range. Coal is transported under transportation agreements with Union Pacific Railroad and various short-haul carriers. In late 2011, Midwest Generation signed new agreements, effective January 1, 2012, to provide such fuel transportation on a long-term basis. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Coal and Transportation Price Risk." As of December 31, 2011, Midwest Generation leased approximately 3,400 railcars to transport the coal from the mines to the generating stations under leases with remaining terms that range from one year to eight years, with options to extend the leases or purchase some railcars at the end of the lease terms.
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

Emission Allowances
The federal Acid Rain Program requires electric generating stations to hold SO2 allowances sufficient to cover their annual emissions. Pursuant to Illinois' implementation of the CAIR, the Midwest Generation plants are required to hold seasonal and annual NOx allowances. The CAIR remains in effect until a replacement regulation becomes effective.

CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. Under CSAPR, the amount of actual SO2 or NOX emissions from plant operations will need to be matched by a sufficient amount of SO2 or NOX allowances that are either allocated or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. In December 2011, the United States Court of Appeals for the District of Columbia granted a stay of CSAPR pending completion of its review of the rule's validity. Midwest Generation believes its current environmental remediation plan developed to comply with the CPS, along with the allowances allocated to it under CSAPR, will be sufficient to comply with the requirements of CAIR or CSAPR (as applicable). For additional information, see "Environmental Matters and Regulations—Air Quality."

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

Seasonality
Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from the Midwest Generation plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, earnings from the Midwest Generation plants are seasonal and have significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk—Energy Price Risk."

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

Environmental Matters and Regulations
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of the Midwest Generation plants and affect the timing, cost and construction of capital improvements to the Midwest Generation plants as well as the cost of mitigating the environmental impacts of past operations. In addition, as discussed in "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies," the US EPA and others have from time to time involved Midwest Generation in litigation. Additional information about environmental matters affecting Midwest Generation, including projected environmental capital expenditures, is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Investment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets."

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

Nitrogen Oxide and Sulfur Dioxide

Clean Air Interstate and Cross-State Air Pollution Rules
The CAIR, issued by the US EPA on March 10, 2005, mandated significant reductions in NOx and SO2 emission allowance caps under the CAA in 28 eastern states and the District of Columbia. In 2008, the U.S. Court of Appeals for the D.C. Circuit initially vacated the CAIR, but later remanded the CAIR to the US EPA for the issuance of a revised rule. The CAIR remains in effect until a replacement regulation becomes effective.
On July 6, 2011, the US EPA adopted the Cross-State Air Pollution Rule (CSAPR). CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase originally scheduled to be effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.
In December 2011, the United States Court of Appeals for the District of Columbia granted a stay of CSAPR pending completion of its review of the rule's validity. Oral argument is scheduled for April 13, 2012, and a court decision is expected during the third quarter of 2012. The court directed the US EPA to continue administering the CAIR until its review is completed.
CSAPR, like the CAIR, is an allowance-based regulation that provides for emissions trading. If the stay is lifted and CSAPR becomes effective, the amount of actual SO2 or NOx emissions from plant operations will need to be matched by a sufficient amount of SO2 or NOx allowances that are either allocated or purchased in the open market. In connection with CSAPR, the US EPA has, for each phase, established SO2 and NOx allowance allocations for each state and each generating unit subject to the regulation, and at the close of the annual or seasonal compliance period, units will need to surrender allowances for each ton of SO2 and NOx emitted or face penalties.

Revised NAAQS for SO2
In June 2010, the US EPA finalized the primary NAAQS for SO2 by establishing a new one-hour standard at a level of 75 parts per billion. In June 2011, Illinois submitted their initial recommended attainment/nonattainment designations in connection with the standard. Illinois recommended designating parts of Tazewell County (where the Powerton plant is located) and Will and Cook Counties as nonattainment with this standard. The recommended designation for parts of Will and Cook Counties included the area where the Will County plant is located, but not the areas where Midwest Generation's other plants in those counties are located.

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
NOx Emissions—Beginning in calendar year 2012 and continuing in each calendar year thereafter, Midwest Generation must comply with an annual and seasonal NOx emission rate of no more than 0.11 lbs/million Btu. Midwest Generation substantially completed installation of SNCR equipment in 2011 for compliance with the emission limitations. Capital expenditures relating to these controls were $105 million.
SO2 Emissions—Midwest Generation must comply with an overall SO2 annual emission rate beginning with 0.44 lbs/million Btu in 2013 and decreasing annually until it reaches 0.11 lbs/million Btu in 2019 and thereafter.
Testing of dry scrubbing using Trona on select Midwest Generation units has demonstrated significant reductions in SO2 emissions. Use of dry sorbent injection technology in conjunction with low sulfur coal is expected to require substantially less capital and time to construct than the use of spray dryer absorber technology, but would likely result in higher ongoing operating costs and may consequently result in lower dispatch rates and competitiveness of Midwest Generation's plants, depending on competitors' costs. For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Environmental Compliance Plans and Costs."

Mercury/Hazardous Air Pollutants

Mercury and Air Toxics Standards Rule
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and becomes effective on April 16, 2012. Midwest Generation does not expect that these standards will require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance.

Illinois
The CPS requires that, beginning in calendar year 2015, and continuing thereafter on a rolling 12-month basis, Midwest Generation must either achieve an emission standard of 0.008 lbs mercury/GWh gross electrical output or a minimum 90% reduction in mercury for each unit (except Unit 3 at the Will County Station, which will be included in calendar year 2016). Midwest Generation will be required to install cold side electrostatic precipitator or baghouse equipment on Unit 7 at the Waukegan Station by December 31, 2013, and on Unit 3 at the Will County Station by December 31, 2015.

Ozone

National Ambient Air Quality Standards
In January 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million. In January 2010, the US EPA proposed establishing a primary 8-hour ozone NAAQS between 0.060 and 0.070 parts per million and a distinct secondary standard to protect sensitive vegetation and ecosystems. In September 2011, President Obama announced that the proposed revision was being withdrawn. The ozone NAAQS established in 2008 remains in place, but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. The US EPA has indicated that it intends to issue initial area designations of attainment, nonattainment, and unclassifiable areas across the nation in 2012. States will then be required to develop and submit SIPs outlining how compliance with the 2008 NAAQS will be achieved. New primary and secondary ozone standards are expected in 2014.
In January 2012, the US EPA indicated that it intended to designate the counties in Illinois where Midwest Generation's coal-fired power plants are located as nonattainment with the 2008 NAAQS.

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
Illinois has submitted its proposed SIP revisions to the US EPA to address regional haze. Illinois proposed that the emission reductions that the Midwest Generation plants will be required to make pursuant to the CPS, discussed above in "—Nitrogen Oxide and Sulfur Dioxide—Illinois," satisfy the BART requirement. Midwest Generation believes that the control measures being undertaken to comply with other environmental regulations will likely satisfy the requirements of these SIPs.

New Source Review Requirements
The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address NSR compliance issues at the nation's coal-fired power plants. The US EPA has filed enforcement actions against Midwest Generation alleging NSR violations. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies—Contingencies."

Water Quality

Clean Water Act
Regulations under the federal Clean Water Act govern critical operating parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. In March 2011, the US EPA proposed standards under the federal Clean Water Act that would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and Midwest Generation is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.
Midwest Generation is a party to an administrative proceeding before the Illinois Pollution Control Board to determine whether more stringent thermal and effluent water quality standards for the Chicago Area Waterway System and Lower Des Plaines River, which supply cooling water to the Will County and Joliet Stations, will be implemented. The rule, if implemented, is expected to affect the manner in which those stations use water for station cooling. It is not possible to predict the timing for resolution of the proceeding, the final form of the rule, or how it would impact the operation of the affected stations; however, significant capital expenditures may be required.

Coal Combustion Wastes
US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. This classification enables beneficial uses of coal combustion residuals, such as for cement production and fill materials. Midwest Generation currently provides a portion of its coal combustion residuals for beneficial uses. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals that could result in their reclassification. For further discussion see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Environmental Developments."

Climate Change
There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect Midwest Generation's business.

Federal Legislative/Regulatory Developments
In June 2010, the US EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program beginning in January 2011 (and later, to the Title V permitting program under the CAA); however, the GHG tailoring rule significantly increases the emissions thresholds that apply before facilities are subjected to these programs. The emissions thresholds for CO2 equivalents in the final rule vary from 75,000 tons per year to 100,000 tons per year depending on the date and whether the sources are new or modified.
Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify the Midwest Generation plants in the future, and could subject new capital projects to additional permitting or emissions control requirements that could delay such projects. In December 2010, the US EPA announced that it had entered into a settlement with various states and environmental groups to resolve a long-standing dispute over regulation of GHGs from electrical generating units pursuant to the New Source Performance Standards in the CAA and would propose performance standards for emissions from new and modified power plants and emissions guidelines for existing power plants. The specific requirements will not be known until the regulations are finalized. Since January 2010, the US EPA's Final Mandatory Greenhouse Gas Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions and to submit annual reports to the US EPA by March 31 of each year. Midwest Generation's 2011 GHG emissions were approximately 31 million metric tons.

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

Employees
At December 31, 2011, Midwest Generation employed 962 employees, approximately 702 of whom were covered by a collective bargaining agreement governing wages, certain benefits and working conditions. This collective bargaining agreement expires on December 31, 2013. Midwest Generation also has a separate collective bargaining agreement governing retirement, health care, disability and insurance benefits that expires on March 31, 2015.

ITEM 1A.  RISK FACTORS

Liquidity Risks
Midwest Generation has significant cash requirements, limited sources of capital and expects to incur substantial losses in 2012 and subsequent years.
At December 31, 2011, Midwest Generation had cash and cash equivalents of $213 million and $497 million of available borrowing capacity under its $500 million credit facility maturing in June 2012. There can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacement of this credit line will likely be on less favorable terms and conditions, and there is no assurance that Midwest Generation will, or will be able to, replace this credit line or any portion of it.
Unless energy and capacity prices increase, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. A continuation of these adverse trends coupled with the need to retrofit its plants to comply with governmental regulations will strain Midwest Generation's liquidity. Midwest Generation's deteriorating financial results and below-investment grade credit status may limit its ability to extend or replace its credit facility which matures in 2012, should it choose to do so, and the terms and conditions of any refinancing could be substantially less favorable than those in the previous credit facility, depending on market conditions. In the case of a further downgrade, Midwest Generation expects that these negative effects would become more pronounced. If cash flow and other means for assuring liquidity are unavailable or insufficient, Midwest Generation may be unable to complete environmental improvements at its coal plants (which in turn could lead to unit shutdowns) or its ability to provide credit support for contracts for power and fuel related to merchant activities may be severely limited. The terms of debt instruments binding on EME and its subsidiaries, including Midwest Generation, may restrict Midwest Generation's ability to sell assets, seek additional capital, or restructure or refinance debt to satisfy liquidity needs. For further discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Midwest Generation has a substantial amount of long-term lease obligations and Midwest Generation's ability to meet these obligations is dependent on payment of interest and principal on its notes receivable from EME.
As of December 31, 2011, Midwest Generation had $555 million in lease financing obligations. During 2000, Midwest Generation loaned $1.367 billion to EME from the proceeds of the sale-leaseback of the Powerton and Joliet plants. Midwest Generation's ability to meet its obligations under the Powerton and Joliet leases is partially dependent on receiving payment from EME on the intercompany notes evidencing this loan. A default by EME in the payment of these intercompany notes would result in a shortfall of cash available to Midwest Generation to meet its lease and debt obligations. A default by Midwest Generation in meeting its lease obligations could give rise to various remedies, including the right to terminate the Powerton and Joliet leases, which would result in the loss of revenues from the Powerton and Joliet power plants and would have a material adverse effect on Midwest Generation's business, results of operations and financial condition.
The interests of EME as Midwest Generation's equity holder may conflict with the interests of Midwest Generation's lease obligations.
Midwest Generation is indirectly owned and controlled by EME. The directors appointed by EME are able to make decisions affecting Midwest Generation's capital structure. The interests of EME may not in all cases be aligned with the interests of the holders of Midwest Generation's lease obligations. If Midwest Generation encounters financial difficulties or becomes unable to pay its lease obligations as they mature, the interests of EME might conflict with the interests of the lease obligations. In addition, EME may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to Midwest Generation's business or the holders of Midwest Generation's lease obligations.

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
Midwest Generation devotes significant resources to environmental monitoring, emissions control equipment and emission allowances to comply with environmental regulatory requirements. Midwest Generation believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has filed an enforcement action against Midwest Generation alleging violations of the CAA and other regulations at the Midwest Generation plants. For more detail with respect to these matters, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."
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
Midwest Generation is required to surrender emission allowances equal to emissions of specific substances in connection with the operation of its facilities. This may require the purchase of allowances, which are subject to price volatility and which could be unavailable.
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
The controls imposed on the Midwest Generation plants as a result of environmental regulations, including the CPS, may require material expenditures or unit shutdowns.
Capital expenditures relating to required environmental controls (including the CPS, to which all of Midwest Generation's coal-fired generating units are subject) are expected to be significant. In February 2012, Midwest Generation decided to shut down the Fisk Station by the end of 2012 and the Crawford Station by the end of 2014 and concluded it was less likely to install environmental controls at the Waukegan Station and Joliet Unit 6. Midwest Generation may ultimately decide to shut down the Waukegan Station and Joliet Unit 6, and possibly other units, rather than make improvements. Unit shutdowns could have an adverse effect on Midwest Generation's business, results of operation and financial condition. For more information about Midwest Generation's plans for environmental compliance, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview—Environmental Compliance Plans and Costs," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" and "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Environmental Developments."
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
The generation and transmission of electricity are dangerous and involve inherent risks of injury to employees and the general public.
Electricity is dangerous for employees and the general public should they come in contact with power lines or electrical equipment. Injuries caused by such contact can subject Midwest Generation to liability, that despite the existence of insurance coverage, can be significant. Such liabilities could be significant but are very difficult to predict. The range of possible liabilities includes amounts that could adversely affect Midwest Generation's liquidity and results of operations.

Market Risks
Midwest Generation's operations are subject to market risks related to wholesale energy prices because it operates without long-term power purchase agreements. Wholesale energy prices have substantially declined in recent years.
The Midwest Generation plants do not have long-term power purchase agreements. Because the output of these power plants is not committed to be sold under long-term contracts, these projects are subject to market forces which determine the amount and price of energy, capacity and ancillary services sold from the power plants. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. Due to the volume of sales into PJM from the Midwest Generation plants, Midwest Generation has concentrated exposure to market conditions and fluctuations in PJM. Prices for power and capacity have declined significantly due largely to lower natural gas prices and have been affected in recent years by increased use of demand response technology, changes in final demand for power during the economic slowdown, and technological developments that have increased access to natural gas shale reserves, resulting in substantial declines in market prices for natural gas which supplies power plants that compete with the Midwest Generation plants.
Market prices of energy, capacity and ancillary services sold from these power plants are influenced by multiple factors beyond Midwest Generation's control, and thus there is considerable uncertainty whether or when current depressed prices will recover. Midwest Generation's hedging activities may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. The effectiveness of Midwest Generation's hedging activities may depend on the amount of credit available to post collateral, either in support of performance guarantees or as cash margin, and liquidity requirements may be greater than Midwest Generation anticipates or will be able to meet. Midwest Generation cannot provide assurance that its hedging strategies will successfully mitigate market risks. For more detail with respect to these matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk."
Midwest Generation's financial results can be affected by changes in prices, transportation cost, and supply interruptions related to fuel, sorbents, and other commodities used for power generation and emission controls.
In addition to volatile power prices, Midwest Generation's business is subject to changes in the cost of fuel, sorbents, and other commodities used for power generation and emission controls, and in the cost of transportation. These costs can be volatile and are influenced by many factors outside Midwest Generation's control. Operations at Midwest Generation's coal plants are dependent upon the availability and affordability of coal which is available only from a limited number of suppliers and which is transported by rail under a multi-year long-term transportation contract. All of these factors may have an adverse effect on Midwest Generation's financial condition and results of operations. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Coal and Transportation Price Risk."
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

Operating Risks
Midwest Generation's capital projects may not be successful.
Midwest Generation's capital projects are subject to risks including, without limitation, risks related to financing, construction, permitting and governmental approvals. Midwest Generation may be required to spend significant amounts before it can determine whether a particular approach is feasible or economically attractive. The timing of such projects may be delayed beyond the date that equipment is ready for installation, in which case Midwest Generation may be required to incur material equipment and/or material costs with no deployment plan at delivery.
The Midwest Generation plants may be affected by general operating risks and hazards customary in the power generation industry. Midwest Generation may not have adequate insurance to cover all these hazards.
The operation of power generation facilities is a potentially dangerous activity that involves many operating risks, including transmission disruptions and constraints, equipment failures or shortages, and system limitations, degradation and interruption. Midwest Generation's operations are also subject to risks of human performance and workforce capabilities. There can be no assurance that Midwest Generation's insurance will be sufficient or effective under all circumstances or protect against all hazards to which Midwest Generation may be subject. Midwest Generation has a number of older facilities that are subject to higher risks of failure or outage.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Inapplicable.

ITEM 2.  PROPERTIES
As of December 31, 2011, Midwest Generation owned a fee interest in the Midwest Generation plants, with the exception of the Powerton Station and the Joliet Units 7 and 8, as more particularly described below. In December 1999, Commonwealth Edison sold only a portion of its then owned properties related to the Midwest Generation plants to Midwest Generation and retained the remaining portions of the properties for its own uses. Midwest Generation and Commonwealth Edison have various reciprocal permanent and temporary easements over Midwest Generation's respective parcels for the location, use, maintenance and repair of those facilities and equipment that are used in connection with the operations of Midwest Generation and Commonwealth Edison.
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

Description of Properties

Operating Plant or Site	Location	Leased/ Owned	Fuel	Megawatts
Electric Generating Facilities
Crawford Station	Chicago, Illinois	owned	coal	532	[1]
Fisk Station	Chicago, Illinois	owned	coal	326	[1]
Joliet Unit 6	Joliet, Illinois	owned	coal	290
Joliet Units 7 and 8	Joliet, Illinois	leased	coal	1,036
Powerton Station	Pekin, Illinois	leased	coal	1,538
Waukegan Station	Waukegan, Illinois	owned	coal	689	[2]
Will County Station	Romeoville, Illinois	owned	coal	761	[3]
Peaking Units
Fisk	Chicago, Illinois	owned	oil	197
Waukegan	Waukegan, Illinois	owned	oil	108
Total				5,477

Non-Operating Plant or Site[4]	Location
Collins Station	Grundy County, Illinois
Crawford peaker	Chicago, Illinois
Joliet peaker	Joliet, Illinois
Calumet peaker	Chicago, Illinois
Electric Junction peaker	Aurora, Illinois
Lombard peaker	Lombard, Illinois
Sabrooke peaker	Rockford, Illinois

[1]	In February 2012, Midwest Generation decided to shut down the Fisk Station by the end of 2012 and the Crawford Station by the end of 2014.

[2]	The Waukegan Station is composed of Units 7 and 8. Midwest Generation shut down permanently Waukegan Station Unit 6 (100 MW) on December 21, 2007.

[3]
The Will County Station is composed of Units 3 and 4. Midwest Generation shut down permanently Will County Station Units 1 and 2, totaling 299 MW of capacity, on December 29, 2010 in accordance with the CPS. For further discussion, see "Item 1. Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide—Illinois."

[4]	Ceased operations before December 31, 2005.

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
Distributions on the membership interest will be paid when declared by Midwest Generation's board of managers. Midwest Generation paid cash distributions to Edison Mission Midwest Holdings totaling $225 million in 2011, $125 million in 2010 and $200 million in 2009. For information about distribution restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity Distributions and Tax Payments."

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data was derived from Midwest Generation's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including the notes to the financial statements, included in this annual report.

INCOME STATEMENT DATA
(in millions)
	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating revenues from marketing affiliate	$1,286	$1,479	$1,487	$1,778	$1,579
Operating expenses [1]	1,802	1,191	1,117	1,068	971
Operating income (loss)	(516)	288	370	710	608
Interest and other income (expense)	74	69	55	50	(122)
Income (loss) before income taxes	(442)	357	425	760	486
Provision (benefit) for income taxes	(172)	142	166	283	183
Net income (loss)	$(270)	$215	$259	$477	$303

[1]
Operating expenses in 2011 included asset impairment charges of $640 million. For addition information, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 12. Asset Impairments and Other Charges."

BALANCE SHEET DATA
(in millions)
	As of December 31,
	2011	2010	2009	2008	2007
Current assets	$610	$680	$677	$1,193	$409
Total assets	4,190	4,942	5,063	5,711	4,912
Current liabilities	239	263	333	380	389
Long-term debt	—	—	—	475	—
Lease financing, net of current portion	439	556	665	785	912
Other long-term obligations	243	345	320	296	294
Member's equity	3,269	3,778	3,745	3,775	3,317

CASH FLOW DATA
(in millions)
	Years Ended December 31,
	2011	2010	2009	2008	2007
Cash provided by operating activities	$364	$401	$460	$545	$732
Cash provided by (used in) financing activities	(334)	(245)	(801)	150	(824)
Cash used in investing activities	(112)	(98)	(72)	(110)	(14)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S OVERVIEW
Midwest Generation's competitive power generation business consists of the generation and sale into the PJM market of energy and capacity from its 5,172 MW of coal-fired generating plants and 305 MW of oil-fired peaking plants. Midwest Generation's operating results were significantly lower in 2011 compared to 2010 due to lower realized energy and capacity prices and generation. Power prices fell in the fourth quarter of 2011 and have continued to fall in 2012, driven by an abundance of low-priced natural gas, weather conditions and a slow economic recovery. Moreover, the abundance of low-priced natural gas has resulted in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation from Midwest Generation's plants has been correspondingly affected. Also at the end of 2011, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract. Midwest Generation expects that its average fuel cost ($/MWh) will increase by approximately one-third in 2012. Finally, as discussed below, Midwest Generation recorded significant impairment charges during the fourth quarter of 2011.
At December 31, 2011, Midwest Generation had cash and cash equivalents of $213 million and $497 million of available borrowing capacity under its $500 million credit facility maturing in June 2012. There can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacement of this credit line will likely be on less favorable terms and conditions, and there is no assurance that Midwest Generation will, or will be able to, replace this credit line or any portion of it.
Unless energy and capacity prices increase, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. A continuation of these adverse trends coupled with the need to retrofit its plants to comply with governmental regulations will strain Midwest Generation's liquidity. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow additional funds or receive additional contributions from EME. Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses and acceleration of the timing of collections from affiliates, which management believes will provide sufficient liquidity in 2012. Midwest Generation's current business plans are focused on liquidity and operating effectively through the current commodity price cycle and on environmental compliance as described below. There is no assurance that sufficient liquidity will exist beyond 2012 without additional equity contributions from EME.

Highlights of Operating Results
Midwest Generation had a net loss of $270 million in 2011 as compared to net income of $215 million in 2010. Excluding the impairment charges recorded in 2011 and 2010, as described below, the 2011 decrease in earnings was primarily due to lower average realized energy and capacity prices and lower generation.
During the fourth quarter of 2011, Midwest Generation recorded a $386 million after-tax ($640 million pre-tax) charge resulting from the impairment of the long-lived assets of Midwest Generation's Fisk, Crawford and Waukegan Stations. For further discussion, see "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" and"Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 12. Asset Impairments and Other Charges."
Midwest Generation's 2010 net income decreased $44 million as compared to 2009. In 2010, Midwest Generation recorded a $24 million after-tax ($40 million pre-tax) charge related to the write-off of capitalized engineering and other costs related to a change in air emissions control technology selection at the Powerton Station. In addition, 2010 results were lower than 2009 due to unrealized losses in 2010 compared to unrealized gains in 2009, and higher plant maintenance costs in 2010, partially offset by higher capacity revenues, a $24 million gain from the sale of bankruptcy claims against Lehman and lower average realized fuel costs. Energy and fuel related unrealized losses in 2010 were $13 million compared to unrealized gains of $45 million in 2009. Results in 2010 included the benefit of power hedge contracts entered into during earlier periods at higher prices than current energy prices.

Environmental Compliance Plans and Costs
During 2011, Midwest Generation continued to advance necessary activities for NOx and SO2 controls to meet the requirements of the CPS. Midwest Generation does not anticipate a material change to its current approach in order to comply with the MATS rule. Midwest Generation expects to continue to develop and implement a compliance program that includes the operations of ACI systems, upgrades to particulate removal systems and the use of dry sorbent injection, combined with its use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for HAPs, such as mercury, acid gas and non-mercury metals.

A significant decline in power prices from September 30, 2011, combined with new environmental regulations and public policy pressure on coal generation have resulted in continuing uncertainties for merchant coal-fired power plants. Decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Decisions about any particular combination of retrofits and shutdowns Midwest Generation may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. In February 2012, Midwest Generation decided to shut down the Fisk Station by the end of 2012 and the Crawford Station by the end of 2014 and concluded it was less likely to retrofit the Waukegan Station rather than the larger Powerton, Joliet and Will County Stations. As a result, Midwest Generation recorded an impairment charge of $640 million at December 31, 2011 related to the Crawford, Fisk and Waukegan Stations. For further discussion, see "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" and “Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 12. Asset Impairments and Other Charges.” Units that are not retrofitted may continue to operate until required to shut down by applicable regulations or operate with reduced output.
In connection with its decision to close the Fisk and Crawford Stations, Midwest Generation entered into a Memorandum of Understanding with the City of Chicago, acting through the Commissioner of Health, which acknowledges that the cessation of coal-fired electric generation at the Fisk and Crawford Stations will achieve the objectives of the proposed Chicago Clean Power Ordinance without a need to pass the proposed Clean Power Ordinance or similar ordinances (recognizing that such agreement cannot bind the Chicago City Council or its members). Midwest Generation and the City of Chicago have also agreed to collaborate with key stakeholders to consider potential future uses, ownership and sources of external funding to transition the sites for such uses. The closure of the Fisk and Crawford Stations will be subject to review for reliability by PJM Interconnection LLC, the regional transmission organization that controls the area where these plants are located. In total, Midwest Generation estimates 150 to 180 employees will be affected. The timing and amount of severance benefits, if any, will be determined after completion of review of personnel based on seniority and other factors and, in the case of the Crawford Station, the amount may be affected by the timing of the plant closure. Other obligations related to the Fisk and Crawford Stations could be affected by the plant closing, including sales of capacity, for which Midwest Generation is unable to reasonably estimate the impact, or range of impacts, that could be incurred. Midwest Generation does not expect to incur future capital expenditures to close these plants.
Based on work to date, Midwest Generation estimates the cost of retrofitting the large stations (Powerton, Joliet Units 7 and 8 and Will County) using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and the associated upgrading of existing particulate removal systems, would be up to approximately $628 million. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow funds or receive additional contributions from EME. The cost of retrofitting Joliet Unit 6 is not included in the large unit amounts as it is less likely that Midwest Generation will make retrofits for this unit. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. For further discussion related to Midwest Generation's impairment policy on the unit of account, see "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets."
In February 2012, Midwest Generation received an extension of its permit to install a dry sorbent injection system at the Powerton Station.

Environmental Regulation Developments
For additional discussion of environmental regulation developments, see "Item 1. Business—Environmental Matters and Regulations" and "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Environmental Developments."

RESULTS OF OPERATIONS

Summary
The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Years Ended December 31
	2011	2010	2009
Operating Revenues (in millions)	$1,286	$1,479	$1,487
Statistics
Generation (in GWh)
Energy contracts	28,145	29,798	28,977
Load requirements services contract	—	—	1,333
Total	28,145	29,798	30,310
Aggregate plant performance
Equivalent availability	82.9%	82.2%	85.3%
Capacity factor	62.2%	62.3%	63.3%
Load factor	75.0%	75.8%	74.2%
Forced outage rate	5.3%	6.2%	5.8%
Average realized price/MWh
Energy contracts	$36.83	$40.12	$41.17
Load requirements services contract	$—	$—	$62.52
Capacity revenues only (in millions)	$244	$263	$178
Average realized fuel costs/MWh	$18.06	$17.17	$18.54

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

	Years Ended December 31,
(in millions)	2011	2010	2009
Operating revenues	$1,286	$1,479	$1,487
Less:
Load requirements services contract	—	—	(83)
Unrealized (gains) losses	(3)	6	(30)
Capacity and other[1] revenues	(247)	(290)	(181)
Realized revenues	$1,036	$1,195	$1,193
Generation – energy contracts (in GWh)	28,145	29,798	28,977
Average realized energy price/MWh	$36.83	$40.12	$41.17

[1]	A gain from the sale of the bankruptcy claims against Lehman Brothers is included in 2010.
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

Average Realized Fuel Costs

The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

	Years Ended December 31,
(in millions)	2011	2010	2009
Fuel costs	$512	$519	$547
Add back:
Unrealized gains (losses)	(4)	(7)	15
Realized fuel costs	$508	$512	$562
Generation (in GWh)	28,145	29,798	30,310
Average realized fuel costs/MWh	$18.06	$17.17	$18.54
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

Operating Income (Loss)
Operating loss from the Midwest Generation plants was $516 million in 2011 compared to operating income of $288 million in 2010. Operating income decreased $82 million in 2010 compared to 2009. The 2011 decrease in operating income, excluding the $640 million impairment charges previously discussed in "Management's Overview—Highlights of Operating Results," was primarily attributable to lower energy and capacity revenues. The decline in energy revenues was due to lower average realized energy prices and lower generation due to the permanent shutdown of Will County Units 1 and 2 at the end of 2010 in accordance with the CPS. The decline in capacity revenues was due to lower capacity prices from the RPM auction. In addition, the change in operating income was impacted by a $40 million pre-tax charge in 2010 related to the write-off of capitalized engineering and other costs related to a change in air emissions control technology at the Powerton Station and a $24 million gain from the sale of bankruptcy claims against Lehman. The claims originated from power contracts that were terminated in 2008 due to the bankruptcy of Lehman.
The 2010 decrease in operating income from 2009 was primarily attributable to unrealized losses in 2010 compared to unrealized gains in 2009 related to hedge contracts and an increase in plant maintenance costs, partially offset by higher capacity revenues and lower average realized fuel costs. Plant maintenance and overhaul related expenses were higher in 2010 due to the deferral of plant outages in 2009. Average realized fuel costs per megawatt-hour were lower in 2010 as compared to 2009 primarily due to lower emission allowance costs partially offset by higher costs for activated carbon, which is used to reduce mercury emissions. The write-off of capitalized costs at the Powerton Station and the gain from the sale of bankruptcy claims against Lehman also affected the comparison of results between these periods.
Included in operating revenues were unrealized gains (losses) of $3 million, $(6) million and $30 million in 2011, 2010 and 2009, respectively. Unrealized gains (losses) were primarily attributable to economic hedge contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations. In addition, $10 million and $14 million was reversed from accumulated other comprehensive income and recognized in 2010 and 2009, respectively, related to power contracts with Lehman that were dedesignated as cash flow hedges, subsequently terminated and recorded as unrealized losses in 2008. Unrealized gains (losses) also included the ineffective portion of hedge contracts at the Midwest Generation plants attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system) resulting from marginal losses.
Included in fuel costs were $3 million, $13 million and $63 million in 2011, 2010 and 2009, respectively, related to the net cost of emission allowances. Also included in fuel costs were unrealized gains (losses) of $(4) million, and $(7) million and $15 million in 2011, 2010 and 2009, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into in 2010 and 2009 to hedge variable fuel oil components of rail transportation costs.

Other Income (Expense)

	Years Ended December 31,
(in millions)	2011	2010	2009
Interest and other income	$3	$5	$5
Interest income from affiliates	111	112	112
Interest expense	(40)	(48)	(62)
Total other income	$74	$69	$55
Interest expense decreased $8 million in 2011 from 2010 and $14 million in 2010 from 2009. The decreases were due to lower interest related to the Powerton-Joliet lease financing during both 2011 and 2010 and lower borrowings outstanding during 2010 on Midwest Generation's working capital facility compared to 2009.

Income Taxes
Midwest Generation's effective tax rates were 39%, 40% and 39% in 2011, 2010 and 2009, respectively. Midwest Generation's effective tax rate varies from the federal statutory rate of 35% primarily due to state income taxes.

Related Party Transactions
For a discussion of related party transactions, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements" and "—Note 13. Related Party Transactions."

New Accounting Guidance
For a discussion of new accounting guidance affecting Midwest Generation, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
At December 31, 2011, Midwest Generation had cash and cash equivalents of $213 million and a total of $497 million of available borrowing capacity under its $500 million working capital facility. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback.
Midwest Generation's working capital facility matures in June 2012. For further discussion, see "Management's Overview" and "Item 1A. Risk Factors—Liquidity Risks." The following table summarizes the status of Midwest Generation's working capital facility at December 31, 2011:

(in millions)
Commitment	$500
Outstanding borrowings	—
Outstanding letters of credit	3
Amount available	$497

Capital Investment Plan
Forecasted capital expenditures through 2014 by Midwest Generation are as follows:

(in millions)	2012	2013	2014
Environmental[1]	$35	$102	$311
Plant capital	21	46	16
Total	$56	$148	$327

[1]	For additional information, see "Management's Overview—Environmental Compliance Plans and Costs."
Midwest Generation plants' projected environmental expenditures would retrofit Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on HAP emissions. Decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Management's Overview—Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.

Consolidated Cash Flow
At December 31, 2011, Midwest Generation had cash and cash equivalents of $213 million, compared to $295 million at December 31, 2010. Net cash provided by operating activities totaled $364 million, $401 million and $460 million in 2011, 2010 and 2009, respectively. The 2011 decrease in net cash provided by operating activities was primarily attributable to lower revenues due to lower average realized energy prices and the timing of cash receipts and disbursements related to working capital items, partially offset by higher payments for settlements of derivative contracts in 2010. The 2010 decrease was primarily attributable to lower net income.
Net cash used in financing activities totaled $334 million, $245 million and $801 million in 2011, 2010 and 2009, respectively. The 2011 increase in net cash used in financing activities was primarily due to $100 million of higher distributions by Midwest Generation to its parent in 2011 as compared to 2010. The 2010 decrease from 2009 was due to lower repayments on Midwest Generation's working capital facility of $475 million in 2010 and $75 million less distributions by Midwest Generation to its parent in 2010.
Net cash used in investing activities totaled $112 million, $98 million and $72 million in 2011, 2010 and 2009, respectively, and consisted primarily of capital expenditures.

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

Credit Ratings

Overview
Credit ratings for Midwest Generation, EME and EMMT as of December 31, 2011 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
Midwest Generation[1]	Ba3	B+	BB-
EME[2]	Caa1	B-	CCC
EMMT	Not Rated	B-	Not Rated

[1]	First priority senior secured rating.

[2]	Senior unsecured rating.
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

Credit Rating of EMMT and Credit Support for Energy Contracts
Midwest Generation sells merchant energy and capacity through EMMT, which currently has a below investment grade credit rating. Midwest Generation is permitted to use its working capital facility, to the extent available, and cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. In addition, Midwest Generation may grant liens on its property in support of hedging contracts associated with the Midwest Generation plants.
EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of December 31, 2011, EMMT had no borrowings outstanding under this revolving credit agreement.
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

Equity Distributions and Tax Payments

The following table summarizes the payments by Midwest Generation as equity distributions through Edison Mission Midwest Holdings and payments made pursuant to tax-allocation agreements:

(in millions)	2011	2010	2009
Equity distributions	$225	$125	$200
Tax payments under tax-allocation agreements	8	136	65
Total payments	$233	$261	$265
For additional information on the tax-allocation agreements, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Income Taxes and Tax-Allocation Agreements."

Key Ratio Affecting Distributions
Set forth below is the key ratio required under the covenants contained in Midwest Generation's credit agreement at December 31, 2011:

Financial Ratio	Covenant	Actual
Debt-to-capitalization ratio	Less than or equal to 0.60 to 1	0.15 to 1

Financing Restrictions on Distributions
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

Contractual Obligations, Commercial Commitments and Contingencies
Midwest Generation has contractual obligations and other commercial commitments that represent prospective cash requirements. The following table summarizes Midwest Generation's significant consolidated contractual obligations as of December 31, 2011:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lease financing[1]	$787	$151	$302	$93	$241
Operating lease obligations[2]	67	15	27	13	12
Purchase obligations:[2]
Fuel supply contracts	518	223	295	—	—
Coal transportation agreements[3]	3,023	386	659	630	1,348
Capital expenditures	22	22	—	—	—
Other contractual obligations	79	54	25	—	—
Employee benefit plan contribution[4]	84	14	34	36	—
Total Contractual Obligations[5,6]	$4,580	$865	$1,342	$772	$1,601

[1]
Amount represents lease payments related to the Powerton-Joliet sale-leaseback transaction and includes interest payments over the life of the lease. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

[2]	For additional details, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

[3]	Years subsequent to 2012 represent contracts for minimum volumes without regard to payment of alternative liquidated damages or plant closures.

[4]
Amount includes estimated contribution for pension plans and postretirement benefits other than pensions. The estimated contributions beyond 2016 are not available. For more information, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Compensation and Benefit Plans—Pension Plans and Postretirement Benefits Other than Pensions."

[5]
At December 31, 2011, Midwest Generation had a total net liability recorded for uncertain tax positions of $37 million, which is excluded from the table. For more information, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Income Taxes."

[6]
The contractual obligations table does not include derivative obligations and AROs, which are discussed in "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Derivative Instruments and Hedging Activities," and "—Note 2. Property, Plant and Equipment," respectively.

Contingencies
Midwest Generation has contingencies related to the NSR and other litigation and environmental remediation, which are discussed in "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies."

Off-Balance Sheet Transactions
Midwest Generation has off-balance sheet activities related to operating leases in place primarily for leased railcars with termination dates in various years through 2019. For further discussion, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies—Lease Commitments."

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

Unrealized Gains and Losses
Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Years Ended December 31,
(in millions)	2011	2010	2009
Non-qualifying hedges	$(2)	$(11)	$40
Ineffective portion of cash flow hedges	1	(2)	5
Total unrealized gains (losses)	$(1)	$(13)	$45
At December 31, 2011, cumulative unrealized gains of $7 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to 2012.

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
The net fair value of Midwest Generation's commodity derivatives at December 31, 2011 was $42 million. A 10% change in the market price of the underlying commodity at December 31, 2011 would increase or decrease the net fair value of commodity derivatives by approximately $25 million.

Commodity Price Risk

Introduction
Midwest Generation's operations are exposed to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Midwest Generation's risk management policies, through EMMT. Despite this, there can be no assurance that all risks have been accurately identified, measured and/or mitigated.

Energy Price Risk
Energy and capacity from the Midwest Generation plants are sold under terms, including price, duration and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing.

The following table depicts the average historical market prices for energy per megawatt-hour during the past three years:

	24-Hour Average Historical Market Prices[1]
	2011	2010	2009
Northern Illinois Hub	$33.21	$33.12	$28.68

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.
The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at December 31, 2011:

24-Hour Forward Energy Prices[1]
2012 calendar "strip"[2]	$29.75
2013 calendar "strip"[2]	$31.41

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices at the Northern Illinois Hub fell in the fourth quarter of 2011 and continued to fall in 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for transactions primarily entered into at the Northern Illinois Hub and to a lesser extent the AEP/Dayton Hub, both in PJM and the Indiana Hub in MISO (including forward contracts accounted for on the accrual basis) at December 31, 2011 for electricity expected to be generated in 2012 and 2013:

	2012	2013
MWh (in thousands)	7,185	1,020
Average price/MWh[1]	$38.76	$40.43

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

In January 2012, EMMT entered into 14.7 billion cubic feet of natural gas futures contracts (equivalent to approximately 1,610 GWh of energy only contracts using a ratio of 9.12 MMBtu to 1 MWh) for the Midwest Generation plants to economically hedge energy price risks through December 2012 at an average price of $24.88/MWh.

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at December 31, 2011:

						Other Capacity Sales, Net of Purchases[2]
				RPM Capacity Sold in Base Residual Auction				Aggregate Average Price per MW-day
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW				Average Price per MW-day
				MW	Price per MW-Day	MW
January 1, 2012 to May 31, 2012	5,477	(555)	4,922	4,582	$110.00	340	$98.92	$109.23
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31, 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73
June 1, 2014 to May 31, 2015	5,477	(852)	4,625	4,625	125.99	—	—	125.99

[1]
Capacity not sold arises from: (i) capacity retained to meet forced outages under the RPM auction guidelines, and (ii) capacity that PJM does not purchase at the clearing price resulting from the RPM auction.

[2]
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

Basis Risk
Sales made from the Midwest Generation plants in the real-time or day-ahead market receive the actual real-time or day-ahead prices, as the case may be, at the busbars (delivery points) of the individual plants. In order to mitigate price risk from changes in forward spot prices at the individual plant busbars, Midwest Generation may enter into cash settled futures contracts as well as forward contracts with counterparties for energy to be delivered in future periods. Currently, a liquid market for entering into these contracts at the individual plant busbars does not exist. A liquid market does exist for settlement points at the Northern Illinois Hub and the AEP/Dayton and Indiana Hubs. Midwest Generation's hedging activities use these settlement points (and, to a lesser extent, other similar trading hubs) to enter into hedging contracts. To the extent that, on the settlement date of a hedge contract, spot prices at the relevant busbar are lower than spot prices at the settlement point, the proceeds actually realized from the related hedge contract are effectively reduced by the difference. This is referred to as "basis risk." During 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower than the AEP/Dayton Hub, Cinergy Hub and Northern Illinois Hub by an average of 14%, 4% and less than 1%, respectively, compared to 13%, 6% and less than 1%, respectively, during 2010, due to transmission congestion in PJM.
In order to mitigate basis risk, Midwest Generation may purchase financial transmission rights and basis swaps in PJM. A financial transmission right is a financial instrument that entitles the holder to receive the difference between actual day-ahead prices for two delivery points in exchange for a fixed amount.

Coal and Transportation Price Risk
The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at December 31, 2011 for the following three years:

	2012	2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	16.0	9.8	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content fluctuated between $12.35 per ton and $15.10 per ton during 2011, as reported by EIA. The December 30, 2011 price of $12.75 per ton compared to a price of $13.60 per ton and $9.25 per ton at December 31, 2010 and 2009, respectively, as reported by the EIA. The 2011 fluctuations in PRB coal prices were in line with normal market price volatility with the higher PRB prices reflecting the impact of the CSAPR before it was stayed.
Midwest Generation contracts with rail carriers to transport coal to its facilities. In anticipation of the expiration on December 31, 2011 of its existing rail transportation contracts, during the fourth quarter of 2011, Midwest Generation entered into new multi-year transportation contracts with Union Pacific Railroad and two short-haul carriers for a specified minimum and maximum amount of tons effective January 1, 2012. The estimated minimum annual costs of transportation of coal under these contracts, based on tonnage commitments, are $386 million during 2012, $326 million in 2013, and $333 million in 2014. However, all of the contracts have provisions that address the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. The contracts provide for quarterly and annual cost adjustments based on a number of factors that may increase the minimum payments.
Midwest Generation believes it is fully contracted in 2012 based on its anticipated coal requirements in 2012.

Emission Allowances Price Risk
If CSAPR becomes effective as issued, the amount of SO2 that a plant emits in its operation will need to be matched by a sufficient amount of SO2 allowances designated under this program (CSAPR SO2 allowances) that are either allocated to the plant under the CSAPR program or purchased in the open market. SO2 allowances under the federal Acid Rain Program cannot be used to satisfy the requirements under CSAPR. For additional information on CSAPR, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 9. Environmental Developments—Cross-State Air Pollution Rule."

Credit Risk
For further information related to credit risk and how Midwest Generation manages credit risk, see "Item 8. Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 5. Derivative Instruments and Hedging Activities."

Interest Rate Risk
Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in June 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At December 31, 2011, Midwest Generation had no borrowings outstanding.

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

Impairment of Long-Lived Assets
Nature of Estimates Required.    Long-lived assets, including intangible assets, are evaluated for impairment in accordance with applicable authoritative guidance. Authoritative guidance requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized on the financial statements. The impairment charges, if applicable, are calculated as the excess of the asset's carrying value over its fair value, which represents the discounted expected future cash flows attributable to the asset or, in the case of assets expected to be sold, at fair value less costs to sell. Long-lived assets are evaluated for impairment whenever indicators exist or when there is a commitment to sell or dispose of the asset. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses.
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
In preparing long-term cash forecasts, Midwest Generation includes assumptions about future prices for electricity, capacity, fuel and related products and services, as applicable, future operations and maintenance costs and future capital expenditure requirements under different scenarios. As appropriate, Midwest Generation uses a probability weighted approach when determining whether impairment indicators exist. Assumptions included in the long-term cash flow forecasts for merchant projects include:

•	Observable market prices for electricity, fuel and related products and services to the extent available and long-term prices developed based on a fundamental price model;

•
Long-term capacity prices based on the assumption that capacity markets would continue consistent with their current structure, with expected increases in revenues as a result of declines in reserve margins beyond the price of the latest auctions;

•	Trends for additions and retirements for generation resources; and

•	Plans for compliance with both existing and possible future environmental regulations.
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

Effect on 2011 Results.    A significant decline in power prices from September 30, 2011, combined with new environmental regulations and public policy pressure on coal generation have resulted in continuing uncertainties for merchant coal-fired power plants. In connection with the preparation of its year end financial statements, Midwest Generation concluded, based on the current energy price environment, it is less likely that Midwest Generation will install environmental controls required by the CPS at its Fisk, Crawford and Waukegan Stations; and such assessment was an indicator that these stations were impaired. Management updated the probability weighted future undiscounted cash flows expected to be received at these stations and concluded that such amounts did not recover the respective station's carrying amounts. As part of these alternative cash flow scenarios, management considered a shortened estimated useful life of each station if environmental improvements were not made and a forecasted reduction in generation from lower forward power prices. In February 2012, Midwest Generation decided to shut down the Fisk Station by the end of 2012 and the Crawford Station by the end of 2014.
To measure the amount of the impairment loss, the income approach was considered the most relevant, but market data obtained prior to the significant decline in power prices was used to corroborate the income approach. The discounted cash flow analysis assumptions that have the most significant impact on fair value are forecasted energy and capacity prices. The discounted cash flow analysis indicated a fair value of zero. Midwest Generation also concluded it was unlikely that a third party would consummate the purchase of the Fisk, Crawford or Waukegan Stations in the current economic and regulatory environment resulting in a determination that the fair value of each of these stations is zero. This resulted in an impairment charge of $115 million, $186 million and $339 million for Fisk, Crawford and Waukegan Stations, respectively. Environmental and other remediation or ongoing maintenance costs are expected to be offset by the salvage value of the asset groups.
The following table summarizes the net book value of Midwest Generation's asset groups at December 31, 2011:

(in millions)
Joliet Station	$763
Powerton Station	827
Will County Station	523

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

Income Taxes
Nature of Estimates Required.    As part of the process of preparing its consolidated financial statements, Midwest Generation is required to estimate its income taxes for each jurisdiction in which it operates. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Midwest Generation's consolidated balance sheets.
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
Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation Company LLC for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in a supplemental agreement. The estimated liability is based on studies that estimate future losses based on claims experience and other available information. In calculating future losses, various assumptions were made, including, but not limited to, the settlement of future claims under the supplemental agreement, the distribution of exposure sites and that the filing date of asbestos claims will not be after 2044. At December 31, 2011, Midwest Generation had recorded a liability of $54 million related to this contract indemnity.
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

Management's Report on Internal Control over Financial Reporting
Midwest Generation's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), for Midwest Generation. Under the supervision and with the participation of its President and Chief Financial Officer, Midwest Generation's management conducted an evaluation of the effectiveness of Midwest Generation's internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, Midwest Generation's management concluded that Midwest Generation's internal control over financial reporting was effective as of December 31, 2011.

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
None.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Board of Managers of Midwest Generation, LLC:
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of the Form 10-K present fairly, in all material respects, the financial position of Midwest Generation, LLC and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2012

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Years Ended December 31,
	2011	2010	2009
Operating Revenues from Marketing Affiliate	$1,286	$1,479	$1,487
Operating Expenses
Fuel	512	519	547
Plant operations	457	447	396
Depreciation and amortization	158	155	150
Asset impairments and other charges (Note 12)	653	48	3
Administrative and general	22	22	21
Total operating expenses	1,802	1,191	1,117
Operating income (loss)	(516)	288	370
Other Income (Expense)
Interest and other income	114	117	117
Interest expense	(40)	(48)	(62)
Total other income	74	69	55
Income (loss) before income taxes	(442)	357	425
Provision (benefit) for income taxes	(172)	142	166
Net Income (Loss)	$(270)	$215	$259

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2011	2010	2009
Net Income (Loss)	$(270)	$215	$259
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions:
Prior service adjustment, net of tax benefit of $4 for 2010	—	(6)	—
Net gain (loss) adjustment, net of tax expense (benefit) of $(8), $(4) and $4 for 2011, 2010 and 2009, respectively	(13)	(6)	6
Amortization of net loss included in expense, net of tax	1	—	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding gains arising during period, net of income tax expense of $15, $29 and $27 for 2011, 2010 and 2009, respectively	23	45	39
Reclassification adjustments included in net income, net of income tax benefit of $16, $58 and $88 for 2011, 2010 and 2009, respectively	(25)	(90)	(135)
Other comprehensive loss, net of tax	(14)	(57)	(89)
Comprehensive Income (Loss)	$(284)	$158	$170

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts)

	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$213	$295
Due from affiliates	109	124
Inventory	159	123
Interest receivable from affiliate	55	56
Derivative assets	43	47
Deferred taxes	14	—
Emission allowances	—	2
Other current assets	17	33
Total current assets	610	680
Property, Plant and Equipment, less accumulated depreciation of $1,152 and $1,541 at respective dates	2,185	2,905
Notes receivable from affiliate	1,323	1,343
Long-term derivative assets	1	3
Deferred taxes	42	—
Other long-term assets	29	11
Total Assets	$4,190	$4,942
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$35	$43
Accrued liabilities	49	60
Due to affiliates	18	16
Interest payable	19	22
Derivative liabilities	2	3
Deferred taxes	—	10
Current portion of lease financing	116	109
Total current liabilities	239	263
Lease financing, net of current portion	439	556
Deferred taxes	—	129
Long-term derivative liabilities	—	2
Benefit plans and other long-term liabilities	243	214
Total Liabilities	921	1,164
Commitments and Contingencies (Notes 5, 8 and 9)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,511	3,511
Accumulated earnings (deficit)	(225)	270
Accumulated other comprehensive loss	(17)	(3)
Total Member's Equity	3,269	3,778
Total Liabilities and Member's Equity	$4,190	$4,942

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(in millions)

	Membership Interests	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Member's Equity
Balance at December 31, 2008	$—	$3,511	$121	$143	$3,775
Net income	—	—	259	—	259
Other comprehensive loss	—	—	—	(89)	(89)
Cash distribution to parent	—	—	(200)	—	(200)
Balance at December 31, 2009	—	3,511	180	54	3,745
Net income	—	—	215	—	215
Other comprehensive loss	—	—	—	(57)	(57)
Cash distribution to parent	—	—	(125)	—	(125)
Balance at December 31, 2010	—	3,511	270	(3)	3,778
Net loss	—	—	(270)	—	(270)
Other comprehensive loss	—	—	—	(14)	(14)
Cash distribution to parent	—	—	(225)	—	(225)
Balance at December 31, 2011	$—	$3,511	$(225)	$(17)	$3,269

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(270)	$215	$259
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	160	156	153
Asset impairments and other charges	653	48	3
Deferred taxes	(145)	(33)	76
Other non-cash items	—	(3)	(1)
Decrease in due to/from affiliates	28	9	37
Decrease (increase) in inventory	(36)	(15)	2
Increase in other assets	(25)	(2)	(9)
Decrease in emission allowances	2	9	41
Decrease in accounts payable and other current liabilities	(7)	(3)	(21)
Decrease in interest payable	(4)	(4)	(5)
Increase (decrease) in other liabilities	7	44	(5)
Decrease (increase) in derivative assets and liabilities	1	(20)	(70)
Net cash provided by operating activities	364	401	460
Cash Flows From Financing Activities
Repayments of long-term debt	—	—	(475)
Cash distributions to parent	(225)	(125)	(200)
Repayments of lease financing	(109)	(120)	(126)
Net cash used in financing activities	(334)	(245)	(801)
Cash Flows From Investing Activities
Capital expenditures	(103)	(107)	(78)
Investments in other assets	(18)	—	—
Proceeds from sale of emission allowances	—	3	1
Proceeds from settlement of claim	—	1	—
Decrease in restricted deposits	—	—	1
Repayment of loan to affiliate	9	5	4
Net cash used in investing activities	(112)	(98)	(72)
Net increase (decrease) in cash and cash equivalents	(82)	58	(413)
Cash and cash equivalents at beginning of period	295	237	650
Cash and cash equivalents at end of period	$213	$295	$237

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
As of December 31, 2011, Midwest Generation operated 5,477 MW of power plants, based on installed capacity acknowledged by PJM, consisting of:

•	six coal-fired generating plants consisting of 5,172 MW, which include the Powerton, Joliet, Will County, Waukegan, Crawford and Fisk Stations; and

•	the Fisk and Waukegan on-site, oil-fired generating peakers consisting of 305 MW.
Midwest Generation has a contract with Edison Mission Marketing & Trading, Inc. (EMMT), a marketing affiliate, to sell energy and capacity into the wholesale market, to engage in hedging activities and to provide scheduling and other services. Midwest Generation has a revolving credit agreement with EMMT in order to make revolving loans to, or have letters of credit issued on behalf of, EMMT, in order to provide credit support for forward contracts for the benefit of Midwest Generation. EMMT also purchases natural gas and has the ability to enter into fuel hedging arrangements on Midwest Generation's behalf.
At December 31, 2011, Midwest Generation had cash and cash equivalents of $213 million and a total of $497 million of available borrowing capacity under its $500 million credit facility maturing in June 2012. There can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacement of this credit line will likely be on less favorable terms and conditions, and there is no assurance that Midwest Generation will, or will be able to, replace this credit line or any portion of it. Unless energy and capacity prices increase, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. A continuation of these adverse trends coupled with the need to retrofit its plants to comply with governmental regulations will strain Midwest Generation's liquidity. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow additional funds or receive additional contributions from EME. Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses and acceleration of the timing of collections from affiliates, which management believes will provide sufficient liquidity in 2012. Midwest Generation's current business plans are focused on liquidity and operating effectively through the current commodity price cycle and on environmental compliance. There is no assurance that sufficient liquidity will exist beyond 2012 without additional equity contributions from EME.
Basis of Presentation
The consolidated financial statements include the accounts of Midwest Generation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires Midwest Generation to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents
Cash equivalents included money market funds totaling $195 million and $270 million at December 31, 2011 and 2010, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.
Restricted Deposits
Restricted deposits of $3 million as of December 31, 2011 and 2010 were included in other long-term assets on Midwest Generation's consolidated balance sheet. These cash balances are restricted to provide collateral for fuel suppliers.
Inventory
Inventory is stated at the lower of weighted average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Cost is reduced to market value if the market value of inventory has declined and it is probable that revenues earned from the generation of power will not cover the cost of the inventory in the ordinary course of business or if the inventory is determined to be obsolete. Inventory consisted of the following:

	December 31,
(in millions)	2011	2010
Coal, fuel oil and other raw materials	$117	$85
Spare parts, materials and supplies	42	38
Total inventory	$159	$123
Purchased Emission Allowances
Purchased emission allowances are stated at the lower of weighted-average cost or market. Purchased emission allowances are recorded at cost when purchased and then expensed at weighted-average cost as used. Cost is reduced to market value if the market value of emission allowances has declined and it is probable that revenues earned from the generation of power will not cover the amounts recorded in the ordinary course of business. Purchased emission allowances are classified as current or long-term assets based on the time the allowances are expected to be used.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. As part of the acquisition of the Midwest Generation plants, Midwest Generation acquired emission allowances under the United States Environmental Protection Agency's (US EPA's) Acid Rain Program. Midwest Generation uses these emission allowances in the normal course of its business to generate electricity and has classified them as part of property, plant and equipment.
Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Power plant facilities	3 to 30 years
Emission allowances	25 to 33.75 years
Equipment, furniture and fixtures	3 to 7 years
Plant and equipment under lease financing	30 to 33.75 years
The remaining estimated useful life or lease term at December 31, 2011 for the Midwest Generation coal plants is as follows:

Joliet Unit 6	18 years
Joliet Units 7 and 8[1]	19 years
Powerton Station[1]	22 years
Will County Station	18 years

[1]	Represents leased facilities. The leases may be renewed based on criteria outlined in their respective agreements.
Estimated useful lives of individual facilities could be impacted by decisions related to the installation of environmental remediation equipment. If environmental compliance equipment is not installed, the useful life may be shortened.
Certain of Midwest Generation's power plant facilities and equipment require periodic major maintenance. These costs are expensed as incurred.
Impairment of Long-Lived Assets
Midwest Generation evaluates the impairment of its long-lived assets based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Midwest Generation's unit of account is at the plant level and, accordingly, the closure of a unit at a multi-unit site would not result in an impairment of property, plant and equipment unless such condition were to affect an impairment assessment on the entire plant. If the carrying amount of a long-lived asset exceeds the expected future cash flows, undiscounted and without interest charges, then an impairment loss is recognized for the excess of the carrying amount over fair value. Fair value is determined via market, cost and income based valuation techniques, as appropriate. For further discussion, see Note 12—Asset Impairments and Other Charges.
Revenue Recognition

Generally, revenues and related costs are recognized when electricity is generated or services are provided unless the transaction is accounted for as a derivative and does not qualify for the normal purchases and sales exception. Midwest Generation enters into power and fuel hedging and optimization transactions under a contract with EMMT. These transactions are executed primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, Midwest Generation generally takes title to the commodities, and assumes the risks and rewards of ownership. Midwest Generation records the settlement of non-trading physical forward contracts on a gross basis. Midwest Generation nets the cost of purchased power against related third-party sales in markets that use locational marginal pricing, currently PJM. Financial swap and option transactions are settled net and, accordingly, Midwest Generation does not take title to the underlying commodity. Therefore, gains and losses from settlement of financial swaps and options are recorded net in operating revenues on the accompanying consolidated statements of operations.
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
The accounting guidance for cash flow hedges provides that the effective portion of gains or losses on derivative instruments designated and qualifying as cash flow hedges be reported as a component of other comprehensive loss and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gains or losses on the derivative instruments, if any, must be recognized currently in earnings.
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
Income Taxes and Tax-Allocation Agreements
Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent Edison Mission Midwest Holdings. In accordance with the agreement and the tax-allocation procedures in effect, its current tax liability or benefit is generally determined on a separate return basis, except for calculating consolidated state income taxes, for which Midwest Generation uses the state tax apportionment factors of the Edison International group. Also, while Midwest Generation is generally subject to separate return limitations for net losses, under the tax-allocation agreement it is permitted to transfer to Edison Mission Midwest Holdings, or its subsidiaries, net operating loss benefits which would not yet be realized in a separate return in exchange for a reduction in Midwest Generation's intercompany account balances (including subordinated loans). The amount on the balance sheet associated with this tax-allocation agreement totaled $13 million and $9 million at December 31, 2011 and 2010, respectively, included in due to affiliates.
Midwest Generation accounts for deferred income taxes using the asset-and-liability method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted income tax rates. At December 31, 2011, Midwest Generation had net federal and state deferred tax assets of $56 million. Realization of Midwest Generation's deferred tax assets depends upon its ability to generate taxable income in the future. On a quarterly basis, management evaluates the recoverability of its deferred tax assets to ensure there is adequate support for the realization of the deferred tax assets. In the event management were to determine that Midwest Generation would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
Interest income, interest expense and penalties associated with income taxes are reflected in provision (benefit) for income taxes on Midwest Generation's consolidated statements of operations. For further information regarding income taxes, see Note 6—Income Taxes.
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
Accounting Guidance Not Yet Adopted
Fair Value Measurement
In May 2011, the FASB issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Midwest Generation will adopt this guidance in the first quarter of 2012. The adoption of this standards update is not expected to have a material impact on Midwest Generation's consolidated financial position.
Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Midwest Generation will adopt this guidance in the first quarter of 2012. Midwest Generation currently presents the statement of comprehensive income immediately following the statement of income and expects to continue to do so. The adoption of this accounting standards update does not change the items that constitute net income and other comprehensive income.
Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update modifying disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the statement of financial position under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. Midwest Generation will adopt this guidance effective January 1, 2013. The guidance impacts disclosure only.

Note 2. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in millions)	2011	2010
Land	$32	$43
Power plant facilities	1,309	2,101
Emission allowances	639	834
Construction in progress	8	111
Equipment, furniture and fixtures	15	18
Plant and equipment under lease financing	1,334	1,339
	3,337	4,446
Less accumulated depreciation and amortization	1,152	1,541
Property, plant and equipment, net	$2,185	$2,905
Property, plant and equipment includes assets which are capitalized under lease financing. Midwest Generation recorded amortization expense related to the leased facilities of $42 million for all three years ended December 31, 2011, 2010 and 2009. Accumulated amortization related to the leased facilities was $472 million and $433 million at December 31, 2011 and 2010, respectively.
Midwest Generation recorded a $640 million and $48 million write-off related to property, plant and equipment at the Midwest Generation plants in 2011 and 2010, respectively. For additional information, see Note 12—Asset Impairments and Other

Charges.
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
Midwest Generation recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement and removal of environmental hazards, which is included in benefit plans and other long-term liabilities on Midwest Generation's consolidated balance sheets. A reconciliation of the changes in the ARO liability is as follows:

	Years Ended December 31,
(in millions)	2011	2010	2009
Beginning balance	$2	$2	$2
Accretion expense	1	—	—
Revisions	(1)	—	—
Ending balance	$2	$2	$2

Note 3. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or a liability should consider assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. The fair value of derivative assets' nonperformance risk was not material as of December 31, 2011 and 2010.
Midwest Generation categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy, established by authoritative accounting guidance, gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$195	$—	$—	$—	$195
Derivative contracts
Electricity	$—	$40	$—	$4	$44
Fuel oil	4	—	—	(4)	—
Total commodity contracts	$4	$40	$—	$—	$44
Total assets	$199	$40	$—	$—	$239
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$2	$—	$—	$2
Total liabilities	$—	$2	$—	$—	$2
	December 31, 2010
Assets at Fair Value
Money market funds[2]	$270	$—	$—	$—	$270
Derivative contracts
Electricity	$—	$42	$—	$8	$50
Fuel oil	8	—	—	(8)	—
Total commodity contracts	$8	$42	$—	$—	$50
Total assets	$278	$42	$—	$—	$320
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$—	$—	$5
Total liabilities	$—	$5	$—	$—	$5

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.
The following table sets forth a summary of changes in the fair value of derivative assets and liabilities, net categorized as Level 3:

(in millions)	2011	2010
Fair value, net assets at beginning of period	$—	$3
Total realized/unrealized gains (losses):
Included in earnings[1]	—	—
Included in accumulated other comprehensive income	—	3
Settlements	—	(3)
Transfers in or out of Level 3	—	(3)
Fair value, net assets at end of period	$—	$—
Change during the period in unrealized gains related to assets and liabilities, net held at end of period[1]	$—	$1

[1]	Reported in operating revenues on Midwest Generation's consolidated statements of operations.
Midwest Generation determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during 2011, 2010 and 2009.
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
Non-Recurring Fair Value Measurements
For a discussion of non-recurring fair value measurements, see Note 12—Asset Impairments and Other Charges.

Note 4. Long-Term Debt
Credit Facility
Midwest Generation maintains a $500 million working capital facility that matures in June 2012. The interest rate on borrowings outstanding under this credit facility is currently London Interbank Offered Rate (LIBOR) plus 1.15%, unless average utilized commitments during a period exceed $250 million, in which case the margin increases to 1.275%. Midwest Generation uses its secured working capital facility to provide credit support for its hedging activities and for general working capital purposes. Midwest Generation can also support its hedging activities by granting liens to eligible hedge counterparties. As of December 31, 2011 and 2010, Midwest Generation had no borrowings outstanding and $3 million of letters of credit had been utilized under its working capital facility. There can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacement of this credit line will likely be on less favorable terms and conditions, and there is no assurance that Midwest Generation will, or will be able to, replace this credit line or any portion of it.
In connection with Midwest Generation's working capital facility, Midwest Generation has given a first priority security interest in substantially all the coal-fired generating plants owned by Midwest Generation and the assets relating to those plants, the receivables of EMMT directly related to Midwest Generation's hedging activities, and the pledge of the intercompany notes from EME (approximately $1.3 billion at December 31, 2011). The net book value of assets pledged or mortgaged was approximately $2.3 billion at December 31, 2011. In addition to these assets, Midwest Generation's membership interests and the capital stock of Edison Mission Midwest Holdings were pledged.
Other Covenants
Midwest Generation is bound by the covenants in its credit agreement and certain covenants under the Powerton-Joliet lease documents. These covenants include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. In order for Midwest Generation to make a distribution, it must be in compliance with the covenants specified under its credit agreement, including maintaining a debt to capitalization ratio of no greater than 0.60 to 1. At December 31, 2011, the debt to capitalization ratio was 0.15 to 1.

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
Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes recorded on the consolidated statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive loss until reclassified into earnings when the related forecasted transaction occurs. The portion of a cash flow hedge that does not offset the change in fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.
Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis on its consolidated balance sheets.
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

December 31, 2011
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	7,978	[1]	227	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	61	[2]	—
Electricity	Congestion	Purchases	GWh	—		608	[4]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000
December 31, 2010
Electricity	Forwards/Futures	Sales, net	GWh	12,553	[1]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—		629	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	146	[2]	—
Electricity	Congestion	Purchases	GWh	—		144	[4]
Fuel oil	Forwards/Futures	Purchases, net	barrels	—		240,000

[1]
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

[3]
These positions adjust financial and physical positions, or day-ahead and real-time positions, to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[4]
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

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

December 31, 2011
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
Cash flow hedges	$39	$1	$40	$2	$—	$2	$38
Economic hedges	24	—	24	20	—	20	4
	63	1	64	22	—	22	42
Netting[1]	(20)	—	(20)	(20)	—	(20)	—
Total	$43	$1	$44	$2	$—	$2	$42
December 31, 2010
Cash flow hedges	$41	$2	$43	$3	$2	$5	$38
Economic hedges	26	1	27	20	—	20	7
	67	3	70	23	2	25	45
Netting[1]	(20)	—	(20)	(20)	—	(20)	—
Total	$47	$3	$50	$3	$2	$5	$45

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]		Income Statement
(in millions)	2011	2010	Location
Beginning of period derivative gains	$37	$111
Effective portion of changes in fair value	38	74
Reclassification to earnings	(41)	(148)	Operating revenues
End of period derivative gains	$34	$37

1
Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at December 31, 2011 and 2010 were $21 million and $23 million, respectively.

For additional information, see Note 10—Accumulated Other Comprehensive Income (Loss).
Midwest Generation recorded net gains of $4 million, $7 million and $5 million in 2011, 2010 and 2009, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

	Income Statement Location	Years Ended December 31,
(in millions)		2011	2010
Economic hedges	Operating revenues	$2	$7
	Fuel	3	2
Contingent Features
Certain derivative instruments contain collateral deposit requirements. Midwest Generation sells merchant energy and capacity through EMMT, which has a below investment grade credit rating. Midwest Generation has cash on hand and availability under its working capital facility to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of December 31, 2011, EMMT had no borrowings outstanding under this revolving credit agreement. Future increases in power prices could expose Midwest Generation to additional collateral postings.
Commodity Price Risk Management
Midwest Generation's operations are exposed to commodity price risk, which reflects the potential impact of a change in the market value of a particular commodity. Commodity price risks are actively monitored, with oversight provided by a risk management committee, to ensure compliance with Midwest Generation's risk management policies, through EMMT. EMMT uses estimates of the variability in gross margin to help identify, measure, monitor and control Midwest Generation's overall market risk exposure and earnings volatility with respect to hedge positions at the Midwest Generation plants. This measure allows management to aggregate overall commodity risk, compare risk on a consistent basis and identify changes in risk factors. Variability in gross margin measures the potential change in value of an asset or position, in each case over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of this measure and reliance on a single type of risk measurement tool, EMMT supplements this approach with the use of stress testing and worst-case scenario analysis for key risk factors, as well as stop-loss triggers and volumetric exposure limits. When appropriate, EMMT manages the spread between the electric prices and fuel prices, and uses forward contracts, swaps, futures, or options contracts to achieve those objectives.
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
The obligations of Midwest Generation under the credit agreement are secured by, among other things, an account of EMMT in which EMMT will deposit funds received from third-party counterparties for sales of energy and capacity from the Midwest Generation plants. See Note 4—Long-term Debt and Note 13—Related Party Transactions—EMMT Agreements.
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
Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT. Sales into PJM accounted for approximately 81%, 79% and 62% of Midwest Generation's consolidated operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Moody's Investors Service, Inc. (Moody's) rates PJM's debt Aa3. PJM, a regional transmission organization (RTO) with over 300 member companies, maintains its own credit risk policies and does not extend unsecured credit to non-investment grade companies. Losses resulting from a PJM member default are shared by all other members using a predetermined formula.

Note 6. Income Taxes
Current and Deferred Taxes
The provision (benefit) for income taxes is composed of the following:

	Years Ended December 31,
(in millions)	2011	2010	2009
Current
Federal	$2	$112	$75
State	12	24	24
Total current	14	136	99
Deferred
Federal	$(145)	$7	$59
State	(41)	(1)	8
Total deferred	(186)	6	67
Provision (benefit) for income taxes	$(172)	$142	$166
The components of net accumulated deferred income tax asset (liability) were:

	December 31,
(in millions)	2011	2010
Deferred tax assets
State taxes	$3	$9
Deferred income	1	1
Derivative instruments	9	—
Property, plant and equipment—basis differences	15	—
Net operating loss carryforwards	19	—
Accrued charges and liabilities	9	6
Total	56	16
Deferred tax liabilities
Derivative instruments	$—	$1
Lease financing	—	—
Property, plant and equipment—basis differences	—	154
Accrued charges and liabilities	—	—
Total	—	155
Deferred tax asset (liability), net	$56	$(139)
Classification of accumulated deferred income taxes
Included in current assets	$14	$—
Included in deferred taxes	$42	$—
Included in current liabilities	$—	$10
Included in deferred taxes	$—	$129
As of December 31, 2011, Midwest Generation had $55 million of federal net operating loss carryforwards which expire in 2031 and $5 million of state net operating loss carryforwards which expire in 2025, if unused.
Effective Tax Rate
The table below provides a reconciliation of income tax expense (benefit) computed at the federal statutory income tax rate to the income tax provision (benefit):

	Years Ended December 31,
(in millions)	2011	2010	2009
Income (loss) before income taxes	$(442)	$357	$425
Provision (benefit) for income taxes at federal statutory rate of 35%	$(155)	$125	$149
State tax, net of federal benefit	(19)	14	19
Qualified production deduction	—	(7)	(3)
Deferred tax adjustments	—	9	—
Other	2	1	1
Total provision (benefit) for income taxes	$(172)	$142	$166
Effective tax rate	39%	40%	39%
Accounting for Uncertainty in Income Taxes
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2011	2010	2009
Balance at January 1	$44	$—	$21
Tax positions taken during the current year
Increases	—	—	—
Decreases	—	—	—
Tax positions taken during a prior year
Increases[1]	—	44	—
Decreases	—	—	—
Decreases for settlements during the period	—	—	(21)
Decreases resulting from a lapse in statute of limitations	—	—	—
Balance at December 31	$44	$44	$—

[1]	Unrecognized tax benefits relate to tax positions taken in prior years and result from a review of Midwest Generation's deferred tax assets and liabilities.
As of December 31, 2011 and 2010, $41 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate.
Edison International's federal income tax returns and California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 remain subject to audit.
Accrued Interest and Penalties
The total amount of accrued interest expense and penalties was $20 million and $16 million as of December 31, 2011 and 2010, respectively. The net after-tax interest expense and penalties recognized in income tax expense was $3 million and $10 million for 2011 and 2010, respectively and was not material for 2009.
Bonus Depreciation Impact
The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. Subject to updated Internal Revenue Service regulations clarifying the definitions of capital expenditures that qualify for 100% bonus depreciation, Midwest Generation's capital expenditures are expected to qualify, accelerating federal tax deductions in 2011.

Note 7. Compensation and Benefit Plans
Employees of Midwest Generation are eligible for various benefit plans of Edison International.
Employee Savings Plan
A 401(k) plan is maintained to supplement eligible employees' retirement income. Midwest Generation matches 100% of non-union employee contributions, up to 6% of such employees' base annual compensation. Midwest Generation also matches 75% of contributions made by union employees, up to 6% of base annual compensation. Employer contributions vest 20% per year. Contribution expense was approximately $6 million in 2011, $5 million in 2010 and $5 million in 2009.
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Midwest Generation maintains a pension plan specifically for the benefit of its union employees. A portion of Midwest Generation's non-union employees participate in the Edison International pension plan. Eligibility depends on a number of factors, including the employee's hire date. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. The Edison International plan has a cash balance feature. The expected contributions (all by employer) for the plans are approximately $13.3 million for the year ended December 31, 2012.

The funded position of the company's pension is very sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund the company's long-term pension are affected by movements in the equity and bond markets. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined 35% during 2008. This reduction in value of plan assets combined with increased liabilities has resulted in a change in the pension plan funding status from a surplus to a material deficit, which will result in increased future expense and cash contributions. The company pension remains underfunded as liabilities have increased significantly as a result of steady declines in interest rates.
Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2011	2010
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$164	$136
Service cost	13	12
Interest cost	8	8
Actuarial loss	13	11
Benefits paid	(3)	(3)
Projected benefit obligation at end of year	$195	$164
Change in plan assets
Fair value of plan assets at beginning of year	$109	$82
Actual return on plan assets	2	13
Employer contributions	13	17
Benefits paid	(3)	(3)
Fair value of plan assets at end of year	$121	$109
Funded status at end of year	$(74)	$(55)
Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(74)	$(55)
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$1	$1
Net loss	38	19
Accumulated benefit obligation at end of year	$168	$140
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$195	$164
Accumulated benefit obligation	168	140
Fair value of plan assets	121	109
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.50%	5.25%
Rate of compensation increase	4.50%	5.00%
Expense components and other amounts recognized in other comprehensive (income) loss:
Expense components:

	Years Ended December 31,
(in millions)	2011	2010	2009
Service cost	$13	$12	$11
Interest cost	8	8	7
Expected return on plan assets	(9)	(7)	(4)
Net amortization	1	—	1
Total expense	$13	$13	$15
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2011	2010	2009
Net loss (gain)	$20	$4	$(6)
Prior service cost	—	—	—
Amortization of net loss	(1)	—	(1)
Total in other comprehensive (income) loss	19	4	(7)
Total in expense and other comprehensive (income) loss	$32	$17	$8
The estimated amortization amounts expected to be reclassified from other comprehensive loss for 2012 are $0.2 million for prior service costs and $2 million for net loss.
The following are weighted-average assumptions used to determine expenses:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.25%	6.00%	6.25%
Rate of compensation increase	5.0%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%
The following are benefit payments, which reflect expected future service, expected to be paid:

Years Ending December 31, (in millions)
2012	$6
2013	8
2014	9
2015	11
2016	13
2017-2021	84
Postretirement Benefits Other Than Pensions
Midwest Generation's non-union employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision, and life insurance coverage. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. Union-represented employees who retire at age 55 with at least 10 years of service may be eligible for access to postretirement medical, dental, vision and hearing coverage by paying the full cost for these benefits. The expected contributions (all by the employer) for the postretirement benefits other than pensions are $0.8 million for the year ended December 31, 2012.

Information on plan assets and benefit obligations is shown below:

	Years Ended December 31,
(in millions)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$54	$36
Service cost	2	1
Interest cost	2	2
Amendments	—	11
Actuarial loss	2	5
Benefits paid	(1)	(1)
Benefit obligation at end of year	$59	$54
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(59)	$(54)
Amounts recognized on consolidated balance sheets:
Long-term liabilities	$(59)	$(54)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$11	$11
Net loss	12	12
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.75%	5.5%
Assumed health care cost trend rates:
Rate assumed for following year	9.5%	9.75%
Ultimate rate	5.25%	5.5%
Year ultimate rate reached	2019	2019
Expense components and other amounts recognized in other comprehensive (income) loss:
Expense components:

	Years Ended December 31,
(in millions)	2011	2010	2009
Service cost	$2	$1	$1
Interest cost	2	2	2
Amortization of prior service credit	1	—	—
Total expense	$5	$3	$3
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:

	Years Ended December 31,
(in millions)	2011	2010	2009
Net loss (gain)	$1	$5	$(4)
Prior service cost (credit)	—	11	(1)
Amortization of prior service credit	(1)	—	—
Total in other comprehensive (income) loss	$—	$16	$(5)
Total in expense and other comprehensive (income) loss	$5	$19	$(2)
The estimated amortization amounts expected to be reclassified from other comprehensive loss for 2012 are $1.1 million for prior service cost and $0.7 million for net loss.
The following are weighted-average assumptions used to determine expense:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.5%	6.0%	6.25%
Assumed health care cost trend rates:
Current year	9.75%	8.25%	8.75%
Ultimate rate	5.50%	5.5%	5.5%
Year ultimate rate reached	2019	2016	2016
Increasing the health care cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 2011 by $11 million and annual aggregate service and interest costs by $1 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated benefit obligation as of December 31, 2011 by $9 million and annual aggregate service and interest costs by $1 million.
The following benefit payments are expected to be paid:

Years Ending December 31, (in millions)	Before Subsidy[1]	Net
2012	$1	$1
2013	1	1
2014	1	1
2015	2	2
2016	2	2
2017-2021	17	16

[1]	Medicare Part D prescription drug benefits.
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for pension plan assets are 30% for U.S. equities, 16% for non-U.S. equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan, asset class and individual manager performance is measured against targets. Edison International also monitors the stability of its investment managers' organizations.
Allowable investment types include:

•	United States Equities: Common and preferred stocks of large, medium, and small companies which are predominantly United States-based.

•	Non-United States Equities: Equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.

•
Fixed Income: Fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities including municipal bonds, mortgage backed securities and corporate debt obligations. A portion of the fixed income positions may be held in debt securities that are below investment grade.

Opportunistic, Alternative and Other Investments:

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
Capital Markets Return Forecasts
Our capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation, and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 6% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 3% premium above public equity, reflecting a premium for higher volatility and liquidity. For fixed income, the risk premium is based off of a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The plan assets for Midwest Generation pension are included in the Southern California Edison Company Retirement Plan Trust (Master Trust) assets which include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value (NAV) of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. One of the partnerships is classified as Level 2 since this investment can be readily redeemed at NAV and the underlying investments are liquid publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are therefore classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further at footnote 7 to the pension plan master trust investments table below.
Edison International reviews the process/procedures of both the pricing services and the trustee to gain an understanding of the inputs/assumptions and valuation techniques used to price each asset type/class. For further discussion see Note 3—Fair Value Measurements.
Pension Plan
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2011 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$642	$—	$—	$642
Partnerships/joint ventures[2]	—	140	448	588
Common/collective funds[3]	—	582	—	582
Corporate bonds[4]	—	497	—	497
U.S. government and agency securities[5]	104	351	—	455
Other investment entities[6]	—	247	—	247
Registered investment companies[7]	79	29	—	108
Interest-bearing cash	5	—	—	5
Other	(1)	69	—	68
Total	$829	$1,915	$448	$3,192
Receivables and payables, net				(39)
Net plan assets available for benefits				3,153
Midwest Generation's share of net plan assets				$121
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2010 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$786	$—	$—	$786
Partnerships/joint ventures[2]	—	155	345	500
Common/collective funds[3]	—	600	—	600
Corporate bonds[4]	—	555	—	555
U.S. government and agency securities[5]	84	316	—	400
Other investment entities[6]	—	236	—	236
Registered investment companies[7]	84	92	—	176
Interest-bearing cash	5	—	—	5
Other	2	30	—	32
Total	$961	$1,984	$345	$3,290
Receivables and payables, net				(55)
Net plan assets available for benefits				3,235
Midwest Generation's share of net plan assets				$109

[1]
Corporate stocks are diversified. For 2011 and 2010, respectively, performance is primarily benchmarked against the Russell Indexes (60% and 63%) and Morgan Stanley Capital International (MSCI) index (40% and 37%).

[2]
Partnerships/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. At December 31, 2011 and 2010, respectively, approximately 55% and 60% of the Level 3 partnerships are invested in (1) asset backed securities, including distressed mortgages and (2) commercial and residential loans and debt and equity of banks. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified US and non-US fund-of-funds.

[3]
At December 31, 2011 and 2010, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (29% and 29%), Russell 200 and Russell 1000 indexes (27% and 28%) and the MSCI Europe, Australasia and Far East (EAFE) Index (10% and 11%). A non-index U.S. equity fund representing 23% of this category for both 2011 and 2010 is actively managed. Another fund representing 8% of this category for both 2011 and 2010 is a global asset allocation fund.

[4]
Corporate bonds are diversified. At December 31, 2011 and 2010, respectively, this category includes $53 million and $65 million for collateralized mortgage obligations and other asset backed securities of which $10 million and $17 million are below investment grade.

[5]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

[6]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[7]
Level 1 of registered investment companies consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 primarily consisted of short-term, emerging market, high yield bond funds and government inflation-indexed bonds.

At both December 31, 2011 and 2010, approximately 69% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of Level 3 investments for 2011 and 2010:

(in millions)	2011	2010
Fair value, net at beginning of period	$345	$240
Actual return on plan assets:
Relating to assets still held at end of period	6	42
Relating to assets sold during the period	22	24
Purchases	130	108
Dispositions	(55)	(69)
Transfers in and /or out of Level 3	—	—
Fair value, net at end of period	$448	$345

Note 8. Commitments and Contingencies
Lease Commitments
Midwest Generation has lease financings with respect to its Powerton-Joliet Stations, which are described in more detail below. Midwest Generation also has operating leases in place primarily for railcars with termination dates in various years through 2019.
At December 31, 2011, the future operating and lease financing commitments were as follows:

Years Ending December 31, (in millions)	Operating Leases	Lease Financing
2012	$15	$151
2013	19	151
2014	8	151
2015	7	67
2016	6	26
Thereafter	12	241
Total future commitments	$67	$787
Amount representing interest		232
Net commitments		$555
Operating lease expense amounted to $16 million, $17 million and $19 million in 2011, 2010 and 2009, respectively.

Powerton-Joliet Stations Sale-Leaseback
On August 24, 2000, Midwest Generation entered into a sale-leaseback transaction with respect to the Powerton Station and Units 7 and 8 of the Joliet Station located in Illinois to third-party lessors. Under the terms of the leases (33.75 years for Powerton and 30 years for Joliet), Midwest Generation makes semi-annual lease payments on each January 2 and July 2, beginning January 2, 2001. If a lessor intends to sell its interest in the Powerton or Joliet power station, Midwest Generation has a right of first refusal to acquire the interest at fair market value. Under the terms of each lease, Midwest Generation may request a lessor, at its option, to refinance the lessor debt, which, if completed, would affect the base lease rent. The remaining lessor debt held by pass-through trustees of Pass-Through Certificates was $460 million at December 31, 2011 with a fixed interest rate of 8.56%. The gain on the sale of the power stations has been deferred and is being amortized over the term of the leases.
In addition, the lease agreements and the Midwest Generation credit agreement contain covenants that include restrictions on the ability to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose.
Other Commitments
Certain other minimum commitments are estimated as follows:

(in millions)	2012	2013	2014	2015	2016
Fuel supply contracts	$223	$145	$150	$—	$—
Coal transportation agreements[1]	386	326	333	315	315
Capital expenditures	22	—	—	—	—
Other contractual obligations	54	23	2	—	—
	$685	$494	$485	$315	$315

[1]	In years 2013 through 2016, represents contracts for minimum volumes without regard to payment of alternative liquidated damages or plant closures.
Fuel Supply Contracts and Coal Transportation Agreements
At December 31, 2011, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. In addition, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements. The transportation agreements have provisions that address the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements.
Capital Commitments
At December 31, 2011, Midwest Generation had firm commitments for capital expenditures primarily related to non-environmental improvements. Midwest Generation intends to fund these expenditures through cash on hand, cash generated from operations or by drawing on its working capital facility, if available.
Other Contractual Obligations
At December 31, 2011, Midwest Generation had contractual commitments for the purchase of materials used in the operation of environmental controls equipment.
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

Guarantees and Indemnities
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, Edison Mission Energy (EME) agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review and Other Litigation." Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2013. There were approximately 226 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at December 31, 2011. While the range of this liability is between $46 million and $64 million, Midwest Generation had recorded an estimated liability of $54 million and $56 million at December 31, 2011 and 2010, respectively, related to this contractual indemnity, included in benefit plans and other long-term liabilities on its consolidated balance sheets.
Indemnities Provided under Sale-Leaseback Agreements
In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and, previously, the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Midwest Generation, as the lessee in the sale-leaseback transactions agreed to indemnify the respective lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the sale-leaseback transactions related to the Powerton and Joliet Stations in Illinois. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a range of estimated obligation which could be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability for these matters.
Other Indemnities
Midwest Generation provides other indemnifications through contracts entered into in the normal course of business. Midwest Generation's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Midwest Generation may have recourse against third parties. Midwest Generation cannot determine a range of estimates and has not recorded a liability related to these indemnities.
Contingencies
In addition to the matters disclosed in these notes, Midwest Generation is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Midwest Generation believes the outcome of these other proceedings, individually and in the aggregate, will not materially affect its results of operations or liquidity.
New Source Review and Other Litigation
In August 2009, the US EPA and the State of Illinois filed a complaint in the Northern District of Illinois alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance

Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emission rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation, per day, the complaint called for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at all units subject to the complaint and other remedies. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups intervened in the case.
Nine of ten PSD claims have been dismissed, along with claims related to alleged violations of Title V of the CAA to the extent based on the dismissed PSD claims. The court has also dismissed all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. The dismissals have been certified as "partial final judgments" capable of appeal, and an appeal is pending before the Seventh Circuit Court of Appeals. The remaining claims are stayed pending the appeal.
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction.
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its results of operations, financial position or cash flows. Midwest Generation has not recorded a liability for this matter.
Environmental Remediation
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at December 31, 2011 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Midwest Generation also has identified stations for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.
Insurance
At December 31, 2011 and 2010, Midwest Generation had a $3 million and $10 million receivable, respectively, recorded primarily related to insurance claims from unplanned outages. During 2011 and 2009, $2 million each year related to business interruption insurance coverage was recorded and has been reflected in interest and other income on Midwest Generation's consolidated statements of operations. Midwest Generation received $11 million and $15 million in cash payments related to insurance claims during 2011 and 2010, respectively.

Note 9. Environmental Developments
Environmental Compliance Plans and Costs
During 2011, Midwest Generation continued to advance necessary activities for nitrogen oxide (NOx) and sulfur oxide (SO2) controls to meet the requirements of the CPS. Midwest Generation has substantially completed the installation of SNCR technology on multiple units to meet the NOx portion of the CPS and has received all necessary permits from the Illinois EPA for the installation of a dry sorbent injection system using Trona or its equivalent at the Waukegan generating station's Unit 7 and Units 5 and 6 at the Powerton Station. In February 2012, Midwest Generation received an extension of its permit to install a dry sorbent injection system at the Powerton Station.

Decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Decisions about any particular combination of retrofits and shutdowns Midwest Generation may ultimately employ also remain subject to conditions applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. In February 2012, Midwest Generation decided to shut down the Fisk Station by the end of 2012 and the Crawford Station by the end of 2014 and concluded it was less likely to retrofit the Waukegan Station rather than the larger Powerton, Joliet and Will County Stations. As a result, Midwest Generation recorded an impairment charge of $640 million at December 31, 2011 related to the Crawford, Fisk and Waukegan Stations. For further discussion see Note 12—Asset Impairments and Other Charges. Units that are not retrofitted may continue to operate until required to shut down by applicable regulations or operate with reduced output.
In connection with its decision to close the Fisk and Crawford Stations, Midwest Generation entered into a Memorandum of Understanding with the City of Chicago, acting through the Commissioner of Health, which acknowledges that the cessation of coal-fired electric generation at the Fisk and Crawford Stations will achieve the objectives of the proposed Chicago Clean Power Ordinance without a need to pass the proposed Clean Power Ordinance or similar ordinances (recognizing that such agreement cannot bind the Chicago City Council or its members). Midwest Generation and the City of Chicago have also agreed to collaborate with key stakeholders to consider potential future uses, ownership and sources of external funding to transition the sites for such uses. The closure of the Fisk and Crawford Stations will be subject to review for reliability by PJM Interconnection LLC, the regional transmission organization that controls the area where these plants are located. In total, Midwest Generation estimates 150 to 180 employees will be affected. The timing and amount of severance benefits, if any, will be determined after completion of review of personnel based on seniority and other factors and, in the case of the Crawford Station, the amount may be affected by the timing of the plant closure. Other obligations related to the Fisk and Crawford Stations could be affected by the plant closing, including sales of capacity, for which Midwest Generation is unable to reasonably estimate the impact, or range of impacts, that could be incurred. Midwest Generation does not expect to incur future capital expenditures to close these plants.
Based on work to date, Midwest Generation estimates the cost of retrofitting the large stations (Powerton, Joliet Units 7 and 8 and Will County) using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and the associated upgrading of existing particulate removal systems, would be up to approximately $628 million. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow funds or receive additional contributions from EME. The cost of retrofitting Joliet Unit 6 is not included in the large unit amounts as it is less likely that Midwest Generation will make retrofits for this unit. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. For further discussion related to Midwest Generation's impairment policy on the unit of account, see Note 1—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.
Greenhouse Gas Regulation
There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (GHG) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the GHG emissions could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, which could adversely affect Midwest Generation's business.
Significant developments include the following:

•
In June 2010, the US EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program (and later, to the Title V permitting program), beginning in January 2011. The current program, which applies to only new or newly modified sources, is not expected to have an immediate effect on Midwest Generation's existing generating plants. However, regulation of GHG emissions pursuant to this program could affect efforts to modify Midwest Generation's facilities in the future, and could subject new capital projects to additional permitting and emissions control requirements that could delay such projects. A challenge to the GHG tailoring rule (along with other GHG regulations and determinations issued by the US EPA) is pending before the U.S. Court of Appeals for the D.C. Circuit.

•
Under a pending court settlement, the US EPA was to propose performance standards for GHG emissions from new and modified power plants. The specific requirements will not be known until the regulations are finalized.

•
In June 2011, the U.S. Supreme Court dismissed public nuisance claims against five power companies, ruling that the CAA and the US EPA actions the CAA authorizes displace federal common law nuisance claims that might arise from the emission of greenhouse gases. The court also affirmed the Second Circuit's determination that at least some of the plaintiffs had standing to bring the case. The court did not address whether the CAA also preempts state law claims arising from the same circumstances.

•
An appeal before the Ninth Circuit of a federal district order dismissing a case against EME's parent company, Edison International, and other defendants, had been deferred pending the U.S. Supreme Court's ruling described above. In the case, which was brought by the Alaskan Native Village of Kivalina, the plaintiffs seek damages of up to $400 million for the cost of relocating the village, which they claim is no longer protected from storms because the Arctic sea ice has melted as the result of climate change. The stay of the appeal has been lifted and argument before the Ninth Circuit was held in November 2011.

•
In May 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming a large number of defendants, including Midwest Generation's parent company EME. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Cross-State Air Pollution Rule
On July 6, 2011, the US EPA adopted the Cross-State Air Pollution Rule (CSAPR). CSAPR establishes emissions reductions for annual sulfur dioxide (SO2) emissions and annual and ozone season nitrogen oxide (NOx) emissions in two phases: a first phase originally scheduled to be effective January 1, 2012 and, in most states subject to the program (including Illinois), a second phase effective January 1, 2014 that requires additional reductions in annual SO2 emissions.
In December 2011, the United States Court of Appeals for the District of Columbia granted a stay of CSAPR pending completion of its review of the rule's validity. Oral argument is scheduled for April 13, 2012, and a court decision is expected during the third quarter of 2012. The court directed the US EPA to continue administering the CAIR until its review is completed.
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants (HAPs) from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on February 16, 2012, and becomes effective on April 16, 2012. Midwest Generation does not expect that these standards will require Midwest Generation to make material changes to the approach to compliance with state and federal environmental regulations that it contemplates for CPS compliance.
Water Quality
Clean Water Act
Regulations under the federal Clean Water Act govern critical operating parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. In March 2011, the US EPA proposed standards under the federal Clean Water Act that would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and Midwest Generation is unable at this time to assess potential costs of compliance, which could be significant for the Midwest Generation plants.
Coal Combustion Wastes
US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals that could result in their reclassification. Two different proposed approaches are under consideration.
The first approach, under which the US EPA would list these residuals as special wastes subject to regulation as hazardous wastes, Midwest Generation could be required to incur additional capital and operating costs The second approach, under which the US EPA would regulate these residuals as nonhazardous wastes, would establish minimum technical standards for units that are used for the disposal of coal combustion residuals, but would allow procedural and enforcement mechanisms (such as permit requirements) to be exclusively a matter of state law. Many of the proposed technical standards are similar under both proposed options (for example, surface impoundments may need to be retrofitted, depending on which standard is finally adopted), but the second approach is not expected to require the retrofitting of landfills used for the disposal of coal combustion residuals.

Note 10. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$68	$(14)	$54
Change for 2010	(45)	(12)	(57)
Balance at December 31, 2010	$23	$(26)	$(3)
Change for 2011	(2)	(12)	(14)
Balance at December 31, 2011	$21	$(38)	$(17)

[1]	For further detail, see Note 7—Compensation and Benefit Plans.
Unrealized gains on cash flow hedges, net of tax, at December 31, 2011, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $21 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.

Note 11. Supplemental Cash Flows Information

	Years Ended December 31,
(in millions)	2011	2010	2009
Cash paid
Interest	$43	$51	$65
Income taxes	8	136	65
Non-cash activities from accrued capital expenditures	(11)	—	—

Note 12. Asset Impairments and Other Charges
Midwest Generation had asset impairments and other charges of $653 million, $48 million and $3 million in 2011, 2010 and 2009, respectively. Midwest Generation recorded a $640 million charge related to asset impairments at the Midwest Generation plants for the fourth quarter of 2011. A significant decline in power prices from September 30, 2011, combined with new environmental regulations and public policy pressure on coal generation have resulted in continuing uncertainties for merchant coal-fired power plants. In connection with the preparation of its year end financial statements, Midwest Generation concluded, based on the current energy price environment, it is less likely that Midwest Generation will install environmental controls required by the CPS at its Fisk, Crawford and Waukegan Stations; and such assessment was an indicator that these stations were impaired. The long-lived asset groups that were subject to the impairment evaluation were determined to include the property, plant and equipment of each station. Management updated the probability weighted future undiscounted cash flows expected to be received at these stations and concluded that such amounts did not recover the respective station's carrying amounts. As part of these alternative cash flow scenarios, management considered a shortened estimated useful life of each station if environmental improvements were not made and a forecasted reduction in generation from lower forward power prices. In February 2012, Midwest Generation decided to shut down the Fisk Station by the end of 2012 and the Crawford Station by the end of 2014.

To measure the amount of the impairment loss, the income approach was considered the most relevant, but market data obtained prior to the significant decline in power prices was used to corroborate the income approach. The discounted cash flow analysis assumptions that have the most significant impact on fair value are forecasted energy and capacity prices. The discounted cash flow analysis indicated a fair value of zero. Midwest Generation also concluded it was unlikely that a third party would consummate the purchase of the Fisk, Crawford or Waukegan Stations in the current economic and regulatory environment resulting in a determination that the fair value of each of these stations is zero. This resulted in an impairment charge of $115 million, $186 million and $339 million for Fisk, Crawford and Waukegan Stations, respectively. Environmental and other remediation or ongoing maintenance costs are expected to be offset by the salvage value of the asset groups. For additional information on the impairment of long-lived assets, see Note 1—Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.
In 2010, Midwest Generation recorded a $40 million write-off of capitalized engineering and other costs related to a change in air emissions control technology selection at the Powerton Station and recorded a loss on disposal of assets of $8 million primarily related to the retirement of assets at the Powerton Station due to plant maintenance activities.
Fair Value
The fair value of the long-lived assets as determined using the discounted cash flow models discussed above qualified as Level 3 in the fair value hierarchy.

Note 13. Related Party Transactions
EMMT Agreements
Midwest Generation entered into a revolving credit agreement with EMMT, dated as of April 27, 2004, as amended, to provide credit support for forward contracts entered into by EMMT. Under this agreement, Midwest Generation can, from time to time, make revolving loans to, and have letters of credit issued on behalf of, EMMT. There were no loans provided to EMMT at December 31, 2011 and 2010. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contract. The amount repaid includes interest earned, if any, under margining agreements supporting such contracts. Midwest Generation did not earn any interest income during 2011, 2010 and 2009. The maximum amount of available credit under the agreement is $500 million.
Midwest Generation has entered into a master purchase, sale and services agreement with EMMT, pursuant to which EMMT arranges for purchases and sales of the following products, including related services: (i) energy and capacity; (ii) natural gas; (iii) fuel oil; and (iv) emission allowances. Midwest Generation compensates EMMT with respect to these transactions, and reimburses EMMT for brokers' fees, taxes, and other reasonably incurred direct out-of-pocket expenses. Payment for these services is due within 30 days of billing. The net fees earned by EMMT were $1 million, $1 million and $2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Midwest Generation had receivables due from EMMT of $98 million and $123 million at December 31, 2011 and 2010, respectively.
Midwest Generation also entered into several transactions through EMMT to sell surplus or purchase SO2 and NOx allowances. All transactions were completed at the market price on the date of the transaction. Midwest Generation paid $1 million, $1 million and $22 million during 2011, 2010 and 2009, respectively, for purchases of SO2 and NOx allowances, net of sales.
Notes Receivable from EME
The proceeds received by Midwest Generation from the Powerton-Joliet sale-leaseback transaction were loaned to EME. The loan is evidenced by four intercompany notes amounting to $1.367 billion. EME is obligated to repay the principal on the notes in a series of installments on the dates and in the amounts set forth on a schedule to each note. EME has paid and is required to pay interest on the notes on each January 2 and July 2 at an 8.30% fixed interest rate. The notes are due to be repaid in full by January 2, 2016. Midwest Generation earned interest income of $111 million for the year ended December 31, 2011 and $112 million during each year ended December 31, 2010 and 2009.
Services Agreements with EME and Edison International
Certain administrative services, such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by Edison International and EME, including those related to Midwest Generation, are allocated based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). Midwest Generation participates in a common payroll and benefit program with all Edison International employees. In addition, Midwest Generation is billed for any direct labor and out-of-pocket expenses for services directly requested for its benefit. Midwest Generation believes the allocation methodologies are reasonable. Midwest Generation made reimbursements for the cost of these programs and other services totaling $30 million, $18 million and $23 million for the years ended December 31, 2011, 2010 and 2009, respectively. Midwest Generation had a net payable of $4 million and $3 million at December 31, 2011 and 2010, respectively, related to these agreements.
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
Agreements with Midwest Generation EME, LLC
Management and Administration Agreement
Midwest Generation and Midwest Generation EME entered into a management and administration agreement pursuant to which Midwest Generation EME charges Midwest Generation for management and administrative services. Actual costs billable under this agreement for each of the years ended December 31, 2011, 2010 and 2009 were $14 million.
Support Services Agreement
Midwest Generation has entered into an agreement with Midwest Generation EME for support services, including construction and construction management, operations and maintenance management, technical services and training, environmental, health and safety services, administrative and IT support, and other managerial and technical services needed to operate and maintain electric power facilities. Under the terms of the agreement, Midwest Generation reimburses Midwest Generation EME for actual costs incurred by functional area in providing support services, or in the case of specific tasks requested by Midwest Generation, the amount negotiated for the task. Actual costs billable under this agreement for the years ended December 31, 2011, 2010 and 2009 were $10 million, $12 million and $13 million, respectively.
Midwest Generation had net payables of $1 million and $3 million due to Midwest Generation EME at December 31, 2011 and 2010, respectively, related to these agreements.

Note 14. Quarterly Financial Data (unaudited)

(in millions)	First	Second	Third	Fourth		Total
2011
Operating revenues	$351	$280	$366	$289		$1,286
Operating income (loss)	62	(47)	76	(607)		(516)
Provision (benefit) for income taxes	32	(11)	38	(231)		(172)
Net income (loss)	48	(18)	57	(357)	[1]	(270)
2010
Operating revenues	$379	$281	$444	$375		$1,479
Operating income (loss)	96	(28)	152	68		288
Provision (benefit) for income taxes	42	(3)	61	42		142
Net income (loss)	69	(9)	108	47	[2]	215

[1]	Reflects a $640 million pre-tax ($386 million, after tax) impairment charge. For more information, see Note 12—Asset Impairments and Other Charges.

[2]	Reflects a $40 million pre-tax ($24 million, after tax) write-off of capitalized costs at the Powerton Station. For more information, see Note 12—Asset Impairments and Other Charges.

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
Omitted pursuant to General Instruction I.(2)(c).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT ACCOUNTANT FEES
The following table sets forth the aggregate fees billed to Midwest Generation (consolidated total including Midwest Generation and its subsidiaries), for the fiscal years ended December 31, 2011 and December 31, 2010, by PricewaterhouseCoopers LLP:

	Midwest Generation and Subsidiaries
(in thousands)	2011	2010
Audit fees	$600	$600
Audit related fees	—	—
Tax fee	—	—
All other fees	—	—
The Edison International Audit Committee reviews with management and pre-approves all audit services to be performed by the independent accountants and all non-audit services that are not prohibited and that require pre-approval under the Securities Exchange Act. The Edison International Audit Committee's pre-approval responsibilities may be delegated to one or more Edison International Audit Committee members, provided that such delegate(s) presents any pre-approval decisions to the Edison International Audit Committee at its next meeting. The Committee has delegated such pre-approval responsibilities to the Committee Chair. All services performed by the independent accountants followed the above-referenced procedures and have been approved by the Edison International Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents have been filed as part of this report or, where noted, incorporated by reference:

(a)	(1) List of Financial Statements
See Index to Consolidated Financial Statements at Item 8 of this report.
(2) List of Financial Statement Schedules
The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	77
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
101**
Financial statements from the annual report on Form 10-K of Midwest Generation, LLC for the year ended December 31, 2011, filed on February 29, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Member's Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

*	Filed herewith.

**	Furnished, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President
Date:	February 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. McFarlan
Douglas R. McFarlan	Manager and President (Principal Executive Officer)	February 29, 2012

/s/ Maria Rigatti
Maria Rigatti	Manager and Vice President (Principal Financial Officer)	February 29, 2012

/s/ Aaron Moss
Aaron Moss	Vice President and Controller (Controller or Principal Accounting Officer)	February 29, 2012

/s/ Daniel D. McDevitt
Daniel D. McDevitt	Manager and Vice President	February 29, 2012

SCHEDULE II
MIDWEST GENERATION, LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Year Ended December 31, 2011
Uncollectible accounts
Others	$—	$—	$—	$—		$—
Total	$—	$—	$—	$—		$—
Year Ended December 31, 2010
Uncollectible accounts
Others	$48	$—	$—	$48	[1]	$—
Total	$48	$—	$—	$48		$—
Year Ended December 31, 2009
Uncollectible accounts
Others	$48	$—	$—	$—		$48
Total	$48	$—	$—	$—		$48

[1]
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