Form 10-Q
period 2012-03-31
MIDWEST GENERATION LLC
filed 2012-05-02
CIK 1134016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
_______________________

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of units outstanding of the registrant's Membership Interests as of May 2, 2012: 100 units (all units held by an affiliate of the registrant).

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Revenues from Marketing Affiliate	$233	$351
Operating Expenses
Fuel	117	126
Plant operations	109	118
Depreciation and amortization	32	39
Loss on disposal and asset retirements	3	—
Administrative and general	5	6
Total operating expenses	266	289
Operating income (loss)	(33)	62
Other Income (Expense)
Interest and other income	28	29
Interest expense	(9)	(11)
Total other income	19	18
Income (loss) before income taxes	(14)	80
Provision (benefit) for income taxes	(5)	32
Net Income (Loss)	$(9)	$48

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Net Income (Loss)	$(9)	$48
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Amortization of net loss and prior service adjustment included in expense, net of tax	1	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains arising during period, net of income tax expense of $11 and $1 for the three months ended March 31, 2012 and 2011, respectively	18	1
Reclassification adjustments included in net income, net of income tax benefit of $6 and $4 for the three months ended March 31, 2012 and 2011, respectively	(10)	(7)
Other comprehensive income (loss), net of tax	9	(5)
Comprehensive Income	$—	$43

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts, unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$230	$213
Due from affiliates	69	109
Inventory	168	159
Interest receivable from affiliate	27	55
Derivative assets	60	43
Deferred taxes	14	14
Other current assets	12	17
Total current assets	580	610
Property, Plant and Equipment, less accumulated depreciation of $1,184 and $1,152 at respective dates	2,160	2,185
Notes receivable from affiliate	1,317	1,323
Long-term derivative assets	3	1
Deferred taxes	42	42
Other long-term assets	27	29
Total Assets	$4,129	$4,190
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$45	$35
Accrued liabilities	38	49
Due to affiliates	22	18
Interest payable	8	19
Derivative liabilities	1	2
Current portion of lease financing	120	116
Total current liabilities	234	239
Lease financing, net of current portion	378	439
Benefit plans and other long-term liabilities	248	243
Total Liabilities	860	921
Commitments and Contingencies (Notes 3, 6 and 7)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,511	3,511
Accumulated deficit	(234)	(225)
Accumulated other comprehensive loss	(8)	(17)
Total Member's Equity	3,269	3,269
Total Liabilities and Member's Equity	$4,129	$4,190

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(9)	$48
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	32	39
Loss on disposal and asset retirements	3	—
Deferred taxes	—	8
Decrease in due from affiliates	44	36
Increase in inventory	(9)	(15)
Decrease in interest receivable from affiliate	28	29
Decrease in other assets	3	14
Decrease in emission allowances	—	2
(Decrease) increase in accounts payable and other current liabilities	(1)	5
Decrease in interest payable	(11)	(12)
Increase in other liabilities	5	8
Decrease (increase) in derivative assets and liabilities	(6)	1
Net cash provided by operating activities	79	163
Cash Flows From Financing Activities
Cash distributions to parent	—	(25)
Repayments of lease financing	(57)	(53)
Net cash used in financing activities	(57)	(78)
Cash Flows From Investing Activities
Capital expenditures	(10)	(31)
Increase in restricted deposits	(1)	—
Repayment of loan to affiliate	6	14
Net cash used in investing activities	(5)	(17)
Net increase in cash and cash equivalents	17	68
Cash and cash equivalents at beginning of period	213	295
Cash and cash equivalents at end of period	$230	$363

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
Midwest Generation, LLC's (Midwest Generation's) significant accounting policies were described in "Note 1—Summary of Significant Accounting Policies" on page 44 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. Midwest Generation follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2012, as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with such financial statements and notes.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Liquidity and Capital Needs
At March 31, 2012, Midwest Generation had cash and cash equivalents of $230 million. Unless energy and capacity prices increase substantially, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. A continuation of these adverse trends coupled with the need to retrofit its plants to comply with governmental regulations will strain Midwest Generation's liquidity. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow additional funds or receive additional contributions from Edison Mission Energy (EME). Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses and acceleration of the timing of collections from affiliates. There is no assurance that there will be sufficient liquidity without additional equity contributions from EME.
Cash Equivalents
Cash equivalents included money market funds totaling $213 million and $195 million at March 31, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have maturities of less than three months.
Related Party
Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of operations, was $28 million during each of the three months ended March 31, 2012 and 2011.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$125	$117
Spare parts, materials and supplies	43	42
Total inventory	$168	$159

New Accounting Guidance
Accounting Guidance Adopted in 2012
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Midwest Generation adopted this guidance effective January 1, 2012. For further information, see Note 2—Fair Value Measurements.
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Midwest Generation adopted this guidance effective January 1, 2012. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
Accounting Guidance Not Yet Adopted
Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the statement of financial position under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. Midwest Generation will adopt this guidance effective January 1, 2013.

Note 2. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of March 31, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to derive fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$213	$—	$—	$—	$213
Derivative contracts
Electricity	$—	$54	$1	$8	$63
Natural Gas	2	—	—	(2)	—
Fuel oil	7	—	—	(7)	—
Total commodity contracts	$9	$54	$1	$(1)	$63
Total assets	$222	$54	$1	$(1)	$276
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$3	$—	$(2)	$1
Total liabilities	$—	$3	$—	$(2)	$1
	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$195	$—	$—	$—	$195
Derivative contracts
Electricity	$—	$40	$—	$4	$44
Fuel oil	4	—	—	(4)	—
Total commodity contracts	$4	$40	$—	$—	$44
Total assets	$199	$40	$—	$—	$239
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$2	$—	$—	$2
Total liabilities	$—	$2	$—	$—	$2

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012 and 2011.
Valuation Techniques used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded derivatives and money market funds.

Level 2
The fair value of Level 2 assets and liabilities is determined using quoted prices for similar assets and liabilities in active markets and inputs that are observable either directly or indirectly for substantially the full term of the instrument. This level includes over-the-counter derivatives.
Over-the-counter derivative contracts are valued using standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
Level 3
The fair value of Level 3 assets and liabilities is determined using models and techniques that require significant unobservable inputs. This level includes over-the-counter options and derivative contracts that trade infrequently, such as congestion revenue rights and long-term power agreements.
Assumptions are made in order to value derivative contracts in which observable inputs are not available. Changes in fair value are based on changes to forward market prices, including extrapolation of short-term observable inputs into forecasted prices for illiquid forward periods. In circumstances where fair value cannot be verified with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. Modeling methodologies, inputs and techniques are reviewed and assessed as markets continue to develop and more pricing information becomes available and the fair value is adjusted when it is concluded that a change in inputs or techniques would result in a new valuation that better reflects the fair value of those derivative contracts.
The following table sets forth the valuation techniques and significant unobservable inputs used to derive fair value for Level 3 assets and liabilities:

March 31, 2012
		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value
	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Electricity	(in millions)
Power contracts	$1	$—	Discounted cash flows	Power prices	$26.32 - $26.32 ($26.32)
Netting	—	—
Total	$1	$—
Level 3 Fair Value Sensitivity
For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.

Note 3. Derivative Instruments and Hedging Activities
Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances and transmission rights. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that Midwest Generation does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.
Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes recorded on the consolidated statements of operations.

For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive loss until reclassified into earnings when the related forecasted transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.
Where Midwest Generation's derivative instruments are subject to a master netting agreement and the criteria of authoritative guidance are met, Midwest Generation presents its derivative assets and liabilities on a net basis on its consolidated balance sheets.
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

March 31, 2012
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	5,739	[1]	1	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	24	[2]	—
Electricity	Congestion	Purchases	GWh	—		186	[4]
Fuel oil	Forwards/Futures	Purchases	barrels	—		360,000
December 31, 2011
Electricity	Forwards/Futures	Sales, net	GWh	7,978	[1]	227	[3]
Electricity	Capacity	Sales	MW-Day (in thousands)	61	[2]	—
Electricity	Congestion	Purchases	GWh	—		608	[4]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000

[1]	Midwest Generation's hedge products include forward and futures contracts that qualify for hedge accounting.

[2]
Midwest Generation's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

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

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments for non-trading purposes reflected on Midwest Generation's consolidated balance sheets:

March 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
Cash flow hedges	$49	$3	$52	$1	$—	$1	$51
Economic hedges	47	1	48	36	1	37	11
	96	4	100	37	1	38	62
Netting[1]	(36)	(1)	(37)	(36)	(1)	(37)	—
Total	$60	$3	$63	$1	$—	$1	$62
December 31, 2011
Cash flow hedges	$39	$1	$40	$2	$—	$2	$38
Economic hedges	24	—	24	20	—	20	4
	63	1	64	22	—	22	42
Netting[1]	(20)	—	(20)	(20)	—	(20)	—
Total	$43	$1	$44	$2	$—	$2	$42

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1]
	Three Months Ended March 31,		Income Statement Location
(in millions)	2012	2011
Beginning of period derivative gains	$34	$37
Effective portion of changes in fair value	29	2
Reclassification to earnings	(16)	(11)	Operating revenues
End of period derivative gains	$47	$28

[1]	Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at March 31, 2012 and 2011 were $29 million and $17 million, respectively.
For additional information, see Note 8—Accumulated Other Comprehensive Loss.
Midwest Generation recorded net gains of $1 million and none during the first quarters of 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

	Income Statement Location	Three Months Ended March 31,
(in millions)		2012	2011
Economic hedges	Operating revenues	$11	$1
	Fuel	5	6

Collateral
Certain derivative instruments contain collateral deposit requirements. Midwest Generation sells merchant energy and capacity through Edison Mission Marketing & Trading, Inc. (EMMT), which has a below investment grade credit rating. Midwest Generation has cash on hand and may have availability under its working capital facility to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT borrows under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of March 31, 2012, EMMT had no borrowings outstanding under this revolving credit agreement. Future increases in power prices could expose Midwest Generation to additional collateral postings.

Note 4. Income Taxes
Midwest Generation had an effective income tax rate of 36% and 40% for the first quarters of 2012 and 2011, respectively. Midwest Generation's effective income tax rate varies from the federal statutory rate of 35% primarily due to state income taxes.

Note 5. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
During the three months ended March 31, 2012, Midwest Generation made contributions of $2.9 million, and during the remainder of 2012, expects to make $10.4 million of additional contributions.
The following were components of pension expense:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$3.6	$3.4
Interest cost	2.2	2.1
Expected return on plan assets	(2.3)	(2.2)
Net amortization	0.5	0.2
Total expense	$4.0	$3.5
Postretirement Benefits Other Than Pensions
During the three months ended March 31, 2012, Midwest Generation made contributions of $0.2 million, and during the remainder of 2012, expects to make $0.6 million of additional contributions.
The following were components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$0.4	$0.4
Interest cost	0.7	0.7
Net amortization	0.4	0.2
Total expense	$1.5	$1.3

Note 6. Commitments and Contingencies
Guarantees and Indemnities
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review and Other Litigation." Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2013. There were approximately 245 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at March 31, 2012. Midwest Generation had recorded a liability of $54 million at March 31, 2012 related to this contractual indemnity, included in benefit plans and other long-term liabilities on its consolidated balance sheets.
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
Nine of the ten PSD claims raised in the complaint have been dismissed, along with claims related to alleged violations of Title V of the CAA, to the extent based on the dismissed PSD claims, and all claims asserted against Commonwealth Edison and EME. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim, but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. The dismissals have been certified as "partial final judgments" capable of appeal, and an appeal is pending before the Seventh Circuit Court of Appeals. The remaining claims have been stayed pending the appeal. In February 2012, certain of the environmental action groups that had intervened in the case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. In March 2012, Midwest Generation filed motions to dismiss the cases, which are pending.
Adverse decisions in these cases could involve penalties, remedial actions and damages that could have a material impact on the financial condition and results of operations of Midwest Generation. Midwest Generation cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its results of operations, financial position or cash flows. Midwest Generation has not recorded a liability for these matters.
Environmental Remediation
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at March 31, 2012 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Midwest Generation also has identified stations for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Note 7. Environmental Developments
Developments during the first quarter of 2012 include the following:
Hazardous Air Pollutant Regulations
In December 2011, the US EPA announced the Mercury and Air Toxics Standards (MATS) rule, limiting emissions of hazardous air pollutants from coal- and oil-fired electrical generating units. The rule was published in the Federal Register on

February 16, 2012, and became effective on April 16, 2012. A number of parties have filed notices of appeal challenging the rule.
Greenhouse Gas Regulation
In March 2012, the US EPA announced proposed carbon dioxide emissions limits for new power plants. The status of the US EPA's efforts to develop greenhouse gas emissions performance standards for existing plants is unknown.
Greenhouse Gas Litigation
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including Midwest Generation's parent company EME, for damages allegedly arising from Hurricane Katrina. In April 2012, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 8. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$21	$(38)	$(17)
Current period change	8	1	9
Balance at March 31, 2012	$29	$(37)	$(8)

[1]	For further detail, see Note 5—Compensation and Benefit Plans.
Unrealized gains on cash flow hedges, net of tax, at March 31, 2012, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $27 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is May 31, 2014.

Note 9. Supplemental Cash Flows Information

	Three Months Ended March 31,
(in millions)	2012	2011
Cash paid
Interest	$19	$23
Accrued capital expenditures at March 31, 2012 were $2 million. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

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
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" on page 12 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. Readers are urged to read this entire quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2011, including the information incorporated by reference, and to carefully consider the risks, uncertainties and other factors that affect Midwest Generation's business. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.
This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2011, and as compared to the first quarter ended March 31, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW
Midwest Generation had a net loss of $9 million for the first quarter of 2012, compared to net income of $48 million for the first quarter of 2011. The decrease in earnings of $57 million was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices, and reduced generation. Reduced generation resulted from lower economic dispatch, increased planned maintenance in 2012 versus 2011 and a weather anomaly seen in March of 2012 when unseasonably warm weather increased river temperature to levels that impacted the thermal discharge limits of the Joliet and Will County units. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation from Midwest Generation's plants has been correspondingly affected. Effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract. Midwest Generation expects that its average fuel cost ($/MWh) will increase by approximately one-third in 2012.
At March 31, 2012, Midwest Generation had cash and cash equivalents of $230 million and $500 million of available borrowing capacity under its credit facility maturing in June 2012. There can be no assurance that Midwest Generation will be eligible to draw on its credit facility prior to maturity. Any replacement of this credit line will likely be on less favorable terms and conditions, and there is no assurance that Midwest Generation will, or will be able to, replace this credit line or any portion of it.
Unless energy and capacity prices increase substantially, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. A continuation of these adverse trends coupled with the need to retrofit its plants to comply with governmental regulations will strain Midwest Generation's liquidity. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow additional funds or receive additional contributions from EME. Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses and acceleration of the timing of collections from affiliates. There is no assurance that there will be sufficient liquidity without additional equity contributions from EME.

Environmental Compliance Plans and Costs
During the first quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Midwest Generation has decided to shut down its Fisk and Crawford Stations in September 2012. The shut downs also have been approved by PJM, the regional transmission organization that controls the area where these plants are located. In total, Midwest Generation estimates that 150 to 180 employees will be affected. The timing and amount of severance benefits, if any, will be determined after completion of an ongoing review of personnel based on seniority and other factors. Severance benefits are not required under the existing collective bargaining agreement. Midwest Generation has sold capacity forward through May 31, 2015 for both Fisk and Crawford. However, Midwest Generation has not sold its full capacity forward during those periods. Midwest Generation would expect to cover its capacity obligations associated with the Fisk and

Crawford units through a combination of improved fleet performance, fleet capacity not previously sold forward and, if necessary, market transactions. In connection with the shut down of these stations, Midwest Generation expects to receive a tax deduction equal to its tax basis in the facilities, although realization of these tax benefits may not occur for several years. At March 31, 2012, the tax basis of the Fisk and Crawford Stations were $64 million and $87 million, respectively. Decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Units that are not retrofitted may continue to operate until required to shut down by applicable regulations or operate with reduced output.
Based on work to date, Midwest Generation estimates the cost of retrofitting the large stations (Powerton, Joliet Units 7 and 8 and Will County) using dry scrubbing with sodium-based sorbents to comply with CPS requirements for SO2 emissions, and the associated upgrading of existing particulate removal systems, would be up to approximately $628 million. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow funds or receive additional contributions from EME. The cost of retrofitting Joliet Unit 6 is not included in the large unit amounts as it is less likely that Midwest Generation will make retrofits for this unit. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in Item 7 on page 33 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

Environmental Regulation Developments
For a discussion of environmental regulation developments, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Environmental Developments."

RESULTS OF OPERATIONS

Summary
The table below summarizes total revenues as well as key performance measures related to coal-fired generation, which represents the majority of Midwest Generation's operations.

	Three Months Ended March 31,
	2012	2011
Operating Revenues (in millions)	$233	$351
Statistics
Generation (in GWh)	5,339	7,470
Aggregate plant performance
Equivalent availability	81.1%	87.0%
Capacity factor	47.4%	67.0%
Load factor	58.4%	77.0%
Forced outage rate	4.3%	5.1%
Average realized price/MWh	$33.62	$36.65
Capacity revenues only (in millions)	$49	$77
Average realized fuel costs/MWh	$22.51	$16.73

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

(in millions)	Three Months Ended March 31,
	2012	2011
Operating revenues	$233	$351
Less:
Unrealized gains	(4)	—
Capacity and other revenues	(50)	(77)
Realized revenues	$179	$274
Generation (in GWh)	5,339	7,470
Average realized energy price/MWh	$33.62	$36.65
The average realized energy price is presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized energy price is a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as operating revenues. This measure may not be comparable to those of other companies. Management believes that the average realized energy price is meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices.

Average Realized Fuel Costs
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

(in millions)	Three Months Ended March 31,
	2012	2011
Fuel costs	$117	$126
Add back:
Unrealized gains (losses)	3	(1)
Realized fuel costs	$120	$125
Generation (in GWh)	5,339	7,470
Average realized fuel costs/MWh	$22.51	$16.73
The average realized fuel costs are presented as an aid in understanding the operating results of the Midwest Generation plants. Average realized fuel costs are a non-GAAP performance measure since such statistical measure excludes unrealized gains or losses recorded as fuel costs. This measure may not be comparable to those of other companies. Management believes that average realized fuel costs are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons.

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

Operating Income (Loss)
Operating income from the Midwest Generation plants decreased $95 million for the first quarter of 2012, compared to the first quarter of 2011. The 2012 decrease in operating income was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices, and reduced generation. Reduced generation resulted from lower economic dispatch, increased planned maintenance in 2012 versus 2011 and a weather anomaly seen in March of 2012 when unseasonably warm weather increased river temperature to levels that impacted the thermal discharge limits of the Joliet and Will County units.

Included in operating revenues were unrealized gains of $4 million and none for the first quarters of 2012 and 2011, respectively. Unrealized gains in the first quarter of 2012 were primarily attributable to natural gas futures contracts that are accounted for at fair value with offsetting changes recorded on the consolidated statements of operations. Unrealized gains also included the ineffective portion of hedge contracts at the Midwest Generation plants attributable to changes in the difference between energy prices at the Northern Illinois Hub (the settlement point under forward contracts) and the energy prices at the Midwest Generation plants' busbars (the delivery point where power generated by the Midwest Generation plants is delivered into the transmission system) resulting from marginal losses.
Included in fuel costs were none and $2 million during the quarters ended March 31, 2012 and 2011, respectively, related to the net cost of emission allowances. Also included in fuel costs were unrealized gains (losses) of $3 million and $(1) million during the first quarters of 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as hedges of the variable fuel price component of rail transportation costs.

Other Income (Expense)

	Three Months Ended March 31,
(in millions)	2012	2011
Interest and other income	$—	$1
Interest income from affiliates	28	28
Interest expense	(9)	(11)
Total other income	$19	$18

Income Taxes
Midwest Generation's effective tax rates were 36% and 40% for the three months ended March 31, 2012 and 2011, respectively. Midwest Generation's effective tax rate varies from the federal statutory rate of 35% primarily due to state income taxes.

New Accounting Guidance
For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
At March 31, 2012, Midwest Generation had cash and cash equivalents of $230 million and a total of $500 million of available borrowing capacity under its working capital facility. Midwest Generation's working capital facility matures in June 2012. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback. For further discussion, see "Management's Overview" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 12 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

Capital Investment Plan
Forecasted capital expenditures through 2014 by Midwest Generation are as follows:

(in millions)	April through December 2012	2013	2014
Environmental[1]	$27	$102	$311
Plant capital	12	47	16
Total	$39	$149	$327

[1]	For additional information, see "Management's Overview—Environmental Compliance Plans and Costs."
Midwest Generation plants' projected environmental expenditures would retrofit Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, remain subject to a number of factors, such as market conditions, regulatory and legislative developments, and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Management's Overview—Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.

Consolidated Cash Flow
At March 31, 2012, Midwest Generation had cash and cash equivalents of $230 million, compared to $213 million at December 31, 2011. Net cash provided by operating activities decreased $84 million in the first quarter of 2012 compared to the first quarter of 2011. The 2012 decrease in net cash provided by operating activities was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices and reduced generation.
Net cash used in financing activities decreased $21 million in the first quarter of 2012 compared to the first quarter of 2011. The 2012 decrease in net cash used in financing activities was primarily due to lower distributions by Midwest Generation to its parent in 2012 as compared to 2011.
Net cash used in investing activities decreased $12 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower capital expenditures.

Credit Ratings

Overview
Credit ratings for Midwest Generation, EME and EMMT are as follows:

	Moody's Rating	S&P Rating	Fitch Rating
Midwest Generation[1]	B2	B	CCC
EME[2]	Caa3	CCC+	C
EMMT	Not Rated	CCC+	Not Rated

[1]	First priority senior secured rating.

[2]	Senior unsecured rating.
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

Credit Rating of EMMT
For a discussion of EMMT's credit rating and the credit support arrangements related to EMMT's forward sales of power from the Midwest Generation plants, refer to "Credit Rating of EMMT and Credit Support for Energy Contracts" in Item 7 on page 26 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

Key Ratio Affecting Distributions
Set forth below is the key ratio required under the covenants contained in Midwest Generation's credit agreement at March 31, 2012:

Financial Ratio	Covenant	Actual
Debt-to-capitalization ratio	Less than or equal to 0.60 to 1	0.13 to 1
For a more detailed description of the restrictions binding Midwest Generation, refer to "Equity Distributions and Tax Payments" in Item 7 on page 27 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

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

Contractual Obligations and Contingencies

Contingencies
Midwest Generation has contingencies related to the NSR and other litigation and environmental remediation, which are discussed in "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Contingencies."

Off-Balance Sheet Transactions
For a discussion of Midwest Generation's off-balance sheet transactions, refer to "Off-Balance Sheet Transactions" in Item 7 on page 28 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in Midwest Generation's annual report.

Environmental Matters and Regulations
For a discussion of Midwest Generation's environmental matters, refer to "Environmental Matters and Regulations" in Item 1 on page 9 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to environmental matters specifically affecting Midwest Generation since the filing of Midwest Generation's annual report, except as set forth in "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 7. Environmental Developments."

MARKET RISK EXPOSURES
For a detailed discussion of Midwest Generation's market risk exposures, including commodity price risk, credit risk and interest rate risk, refer to "Market Risk Exposures" in Item 7 on page 29 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

Derivative Instruments

Unrealized Gains and Losses
Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Three Months Ended March 31,
(in millions)	2012	2011
Non-qualifying hedges	$6	$(1)
Ineffective portion of cash flow hedges	1	—
Total unrealized gains (losses)	$7	$(1)
At March 31, 2012, cumulative unrealized gains of $14 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($13 million for the remainder of 2012 and $1 million for 2013).

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
The following table depicts the average historical market prices for energy per megawatt-hour for the first quarters of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Northern Illinois Hub	$27.20	$34.01

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2012:

24-Hour Forward Energy Prices[1]
Northern Illinois Hub
2012
April	$23.05
May	23.38
June	25.44
July	29.99
August	30.61
September	23.22
October	22.84
November	23.16
December	26.54
2013 calendar "strip"[2]	$29.64

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices continued to fall in the first quarter of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for transactions primarily entered into at the Northern Illinois Hub and to a lesser extent the AEP/Dayton Hub, both in PJM, and the Indiana Hub in MISO at March 31, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012	2013
MWh (in thousands)	4,719	1,020
Average price/MWh[1]	$39.18	$40.43

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

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at March 31, 2012:

				RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]		Aggregate Average Price per MW-day
	Installed Capacity MW	Unsold Capacity[1] MW	Capacity Sold MW	MW	Price per MW-day	MW	Average Price per MW-day
April 1, 2012 to May 31, 2012	5,477	(555)	4,922	4,582	$110.00	340	$98.92	$109.23
June 1, 2012 to May 31, 2013	5,477	(773)	4,704	4,704	16.46	—	—	16.46
June 1, 2013 to May 31, 2014	5,477	(827)	4,650	4,650	27.73	—	—	27.73
June 1, 2014 to May 31, 2015	5,477	(852)	4,625	4,625	125.99	—	—	125.99

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

Basis Risk
During the three months ended March 31, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 6%, higher by 3% and higher by 1%, respectively. During the three months ended March 31, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub by an average of 11%, 6% and 1%, respectively. Differences in day-ahead pricing between the individual busbars of the Midwest Generation plants generally arise due to transmission congestion.

Credit Risk
Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT as its agent. Sales into PJM accounted for approximately 86% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2012.

Interest Rate Risk
Interest rate changes can affect earnings and the cost of capital for capital improvements. Midwest Generation has a $500 million working capital facility, maturing in June 2012, which exposes Midwest Generation to the risk of earnings loss resulting from changes in interest rates from any borrowings outstanding. At March 31, 2012, Midwest Generation had no borrowings outstanding.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of Midwest Generation's critical accounting policies, refer to "Critical Accounting Estimates and Policies" in Item 7 on page 33 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7 on page 29 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. For an update to that disclosure, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

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
For a discussion of Midwest Generation's legal proceedings, refer to "Note 8. Commitments and Contingencies—Contingencies" on page 66 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. There have been no significant developments with respect to legal proceedings specifically affecting Midwest Generation since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011, except as follows:
New Source Review and Other Litigation
In February 2012, certain of the environmental action groups that had intervened in the US EPA's New Source Review case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.

ITEM 1A.	RISK FACTORS
For a discussion of the risks, uncertainties, and other important factors which could materially affect Midwest Generation's business, financial condition, or future results, refer to "Item 1A. Risk Factors" on page 12 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. The risks described in Midwest Generation's annual report on Form 10-K and in this report are not the only risks facing Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect Midwest Generation's business, financial condition or future results.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Statement Pursuant to 18 U.S.C. Section 1350.
101
Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	May 2, 2012