Form 10-Q
period 2012-06-30
MIDWEST GENERATION LLC
filed 2012-07-31
CIK 1134016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of units outstanding of the registrant's Membership Interests as of July 31, 2012: 100 units (all units held by an affiliate of the registrant).

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues from Marketing Affiliate	$213	$280	$446	$631
Operating Expenses
Fuel	143	107	260	233
Plant operations	120	164	229	282
Depreciation and amortization	32	40	64	79
Loss on disposal and asset retirements	1	11	4	11
Administrative and general	5	5	10	11
Total operating expenses	301	327	567	616
Operating income (loss)	(88)	(47)	(121)	15
Other Income (Expense)
Interest and other income	27	29	55	58
Interest expense	(8)	(11)	(17)	(22)
Total other income	19	18	38	36
Income (loss) before income taxes	(69)	(29)	(83)	51
Provision (benefit) for income taxes	(27)	(11)	(32)	21
Net Income (Loss)	$(42)	$(18)	$(51)	$30

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$(42)	$(18)	$(51)	$30
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Amortization of net loss and prior service adjustment included in expense, net of tax	—	—	1	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during the periods, net of income tax expense (benefit) of $(4) and $(6) for the three months and $8 and $(5) for the six months ended June 30, 2012 and 2011, respectively	(6)	(9)	12	(8)
Reclassification adjustments included in net income (loss), net of income tax benefit of $6 and $3 for the three months and $12 and $7 for the six months ended June 30, 2012 and 2011, respectively	(9)	(5)	(19)	(12)
Other comprehensive income (loss), net of tax	(15)	(14)	(6)	(19)
Comprehensive Income (Loss)	$(57)	$(32)	$(57)	$11

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts, unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$177	$213
Due from affiliates	64	109
Inventory	163	159
Interest receivable from affiliate	55	55
Derivative assets	29	43
Deferred taxes	3	14
Other current assets	9	17
Total current assets	500	610
Property, plant and equipment, less accumulated depreciation of $1,215 and $1,152 at respective dates	2,135	2,185
Notes receivable from affiliate	1,317	1,323
Long-term derivative assets	2	1
Deferred taxes	84	42
Other long-term assets	24	29
Total Assets	$4,062	$4,190
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$30	$35
Accrued liabilities	48	49
Due to affiliates	8	18
Interest payable	16	19
Derivative liabilities	1	2
Current portion of lease financing	121	116
Total current liabilities	224	239
Lease financing, net of current portion	381	439
Benefit plans and other long-term liabilities	245	243
Total Liabilities	850	921
Commitments and Contingencies (Notes 3, 6 and 7)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,511	3,511
Accumulated deficit	(276)	(225)
Accumulated other comprehensive loss	(23)	(17)
Total Member's Equity	3,212	3,269
Total Liabilities and Member's Equity	$4,062	$4,190

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(51)	$30
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	64	80
Deferred taxes	(25)	43
Loss on disposal and asset retirements	4	11
Decrease (increase) in due from affiliates	35	(23)
Increase in inventory	(4)	(15)
Decrease in other assets	9	16
Decrease in emission allowances	—	2
(Decrease) increase in accounts payable and other current liabilities	(2)	15
Decrease in interest payable	(3)	(2)
Decrease in derivative assets and liabilities	1	—
Increase in other liabilities	—	9
Net cash provided by operating activities	28	166
Cash Flows From Financing Activities
Cash distributions to parent	—	(85)
Repayments of lease financing	(58)	(53)
Net cash used in financing activities	(58)	(138)
Cash Flows From Investing Activities
Capital expenditures	(16)	(55)
Investment in other assets	—	(18)
Decrease in restricted deposits	2	—
Proceeds from settlement of insurance claims	2	—
Repayment of loan from affiliate	6	4
Net cash used in investing activities	(6)	(69)
Net decrease in cash and cash equivalents	(36)	(41)
Cash and cash equivalents at beginning of period	213	295
Cash and cash equivalents at end of period	$177	$254

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Liquidity and Capital Needs
At June 30, 2012, Midwest Generation, LLC (Midwest Generation) had cash and cash equivalents of $177 million. Midwest Generation's previous $500 million revolving credit facility expired in June 2012 and is no longer a source of liquidity. Midwest Generation is currently experiencing operating losses due to lower realized energy and capacity prices, higher fuel costs and lower generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. In order to retrofit its coal-fired plants, Midwest Generation will need to receive additional contributions or repayment of notes receivable from Edison Mission Energy (EME) or other sources. Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses, receipt of interest and principal repayment on notes receivable from EME, and equity contributions from EME. EME is under no obligation to make such contributions and may be unable to do so.
Midwest Generation's Dependence on EME as a Going Concern
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. As indicated above, EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.329 billion of notes receivable from EME at June 30, 2012 with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes, Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Also, if it became probable that a loss would be incurred on the notes receivable, Midwest Generation would record a material impairment charge.
Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases. Bankruptcy proceedings could lead to a change of control of Midwest Generation, which would result in the termination of its tax-allocation agreement. At June 30, 2012, Midwest Generation had recognized $87 million of net deferred tax benefits based on continued ownership by Edison International and inclusion in the consolidated income tax returns of Edison International and its subsidiaries. If it is more likely than not that Midwest Generation would no longer continue to participate as part of the consolidated group of Edison International, Midwest Generation would record a valuation allowance to reduce the carrying value of its net deferred tax benefit and record a material charge against earnings.
The accompanying consolidated financial statements have been prepared assuming that Midwest Generation will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. There is no assurance that Midwest Generation will be able to continue as a going concern.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Cash Equivalents
Cash equivalents included money market funds totaling $160 million and $195 million at June 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Related Party
Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of operations, was $27 million and $28 million during the three months ended June 30, 2012 and 2011, respectively, and $55 million and $56 million during the six months ended June 30, 2012 and 2011, respectively.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$117	$117
Spare parts, materials and supplies	46	42
Total inventory	$163	$159
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
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Midwest Generation adopted this guidance effective January 1, 2012 and elected to present two separate but consecutive statements. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
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

Note 2. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of June 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$160	$—	$—	$—	$160
Derivative contracts
Electricity	$—	$29	$1	$1	$31
Natural Gas	1	—	—	(1)	—
Total derivative contracts	$1	$29	$1	$—	$31
Total assets	$161	$29	$1	$—	$191
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$1	$—	$—	$1
Total liabilities	$—	$1	$—	$—	$1
	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$195	$—	$—	$—	$195
Derivative contracts
Electricity	$—	$40	$—	$4	$44
Fuel oil	4	—	—	(4)	—
Total derivative contracts	$4	$40	$—	$—	$44
Total assets	$199	$40	$—	$—	$239
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$2	$—	$—	$2
Total liabilities	$—	$2	$—	$—	$2

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.

The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2012 and 2011.
Valuation Techniques used to Determine Fair Value
Level 1
The fair value of Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded derivatives and money market funds.
Level 2
The fair value of Level 2 assets and liabilities is determined using the income approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. This level includes over-the-counter derivatives.
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
Level 3
The fair value of Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options and derivative contracts that trade infrequently, such as congestion revenue rights and long-term power agreements.
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
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

June 30, 2012		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value (in millions)		Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	Assets	Liabilities
Electricity
Power contracts	$1	$—	Discounted cash flows	Power prices	$28.70 - $28.70 ($28.70)
Total	$1	$—
Level 3 Fair Value Sensitivity
For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
Fair Value of Note Receivable from Affiliate
The carrying amount of Midwest Generation's note receivable from affiliate was $1.329 billion at June 30, 2012 and $1.334 billion at December 31, 2011. It is not practicable to estimate the fair value of this financial instrument due to the indemnities and guarantees provided by EME under the provisions of the sale-leaseback agreements for the Powerton and Joliet Stations.

Note 3. Derivative Instruments and Hedging Activities
Midwest Generation uses derivative instruments to reduce its exposure to market risks that arise from price fluctuations of electricity, capacity, fuel and transmission rights. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that Midwest Generation does not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

June 30, 2012
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	4,630	[1]	28	[3]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000
December 31, 2011
Electricity	Forwards/Futures	Sales, net	GWh	7,978	[1]	227	[3]
Electricity	Capacity	Sales	GW-Day	61	[2]	—
Electricity	Congestion	Purchases	GWh	—		608	[4]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000

[1]	Midwest Generation's hedge products include forward and futures contracts that qualify for hedge accounting.

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

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments reflected on Midwest Generation's consolidated balance sheets:

June 30, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
Cash flow hedges	$24	$2	$26	$—	$—	$—	$26
Economic hedges	23	1	24	19	1	20	4
	47	3	50	19	1	20	30
Netting[1]	(18)	(1)	(19)	(18)	(1)	(19)	—
Total	$29	$2	$31	$1	$—	$1	$30
December 31, 2011
Cash flow hedges	$39	$1	$40	$2	$—	$2	$38
Economic hedges	24	—	24	20	—	20	4
	63	1	64	22	—	22	42
Netting[1]	(20)	—	(20)	(20)	—	(20)	—
Total	$43	$1	$44	$2	$—	$2	$42

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Six Months Ended June 30,		Income Statement Location
(in millions)	2012	2011
Beginning of period derivative gains	$34	$37
Effective portion of changes in fair value	20	(13)
Reclassification to earnings	(31)	(19)	Operating revenues
End of period derivative gains	$23	$5

[1]	Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at June 30, 2012 and 2011 were $14 million and $3 million, respectively.
For additional information, see Note 8—Accumulated Other Comprehensive Loss.
Midwest Generation recorded net gains (losses) of $1 million and $(1) million during the three months ended June 30, 2012 and 2011, respectively, and $2 million and $(1) million during the six months ended June 30, 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.

The effect of realized and unrealized gains (losses) from derivative instruments on the consolidated statements of operations is presented below:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2012	2011	2012	2011
Economic hedges	Operating revenues	$5	$6	$16	$7
	Fuel	(6)	(2)	(1)	4
Collateral
Certain derivative instruments contain collateral deposit requirements. Midwest Generation sells merchant energy and capacity through Edison Mission Marketing & Trading, Inc. (EMMT), which has a below investment grade credit rating. Midwest Generation has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. EMMT may borrow under its revolving credit agreement with Midwest Generation to provide credit support for futures and forward contracts. Loans provided under this revolving credit agreement are repaid by EMMT upon the return of the funds under the terms of the related forward contracts. The amount repaid includes interest earned, if any, under margin agreements supporting such contracts. As of June 30, 2012, EMMT had no borrowings outstanding under this revolving credit agreement. Future increases in power prices could expose Midwest Generation to collateral postings.

Note 4. Income Taxes
Midwest Generation had an effective income tax rate of 39% and 41% for the six months ended June 30, 2012 and 2011, respectively, which varied from the federal statutory rate of 35% primarily due to state income taxes.

Note 5. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
During the six months ended June 30, 2012, Midwest Generation made contributions of $8 million, and during the remainder of 2012, expects to make $7 million of additional contributions.
The following were components of pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$3.1	$3.0	$6.7	$6.4
Interest cost	2.0	2.1	4.2	4.2
Expected return on plan assets	(2.4)	(2.0)	(4.7)	(4.2)
Net amortization	0.6	—	1.1	0.2
Total expense	$3.3	$3.1	$7.3	$6.6
Postretirement Benefits Other Than Pensions
During the six months ended June 30, 2012, Midwest Generation made contributions of $0.8 million and expects to make no additional contributions during the remainder of 2012.

The following were components of postretirement benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.7	0.8	1.4	1.5
Net amortization	0.4	0.2	0.8	0.4
Total expense	$1.5	$1.4	$3.0	$2.7

Note 6. Commitments and Contingencies
Coal Transportation Agreements
At June 30, 2012, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. Estimated contractual obligations for coal transportation agreements are estimated to aggregate $2.4 billion, which consists of: $229 million for the remainder of 2012, $292 million for 2013, $287 million for 2014, $261 million for 2015, $261 million for 2016, and $1.1 billion thereafter. Years subsequent to 2012 reflect a reduction in minimum volumes for the shut down of the Fisk and Crawford Stations.
Guarantees and Indemnities
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, it has been extended until February 2013. There were approximately 218 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at June 30, 2012. Midwest Generation had recorded a liability of $53 million at June 30, 2012 related to this contractual indemnity, included in benefit plans and other long-term liabilities on its consolidated balance sheets.
Indemnities Provided under Sale-Leaseback Agreements
In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and, previously, the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Midwest Generation, as the lessee in the sale-leaseback transactions agreed to indemnify the respective lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the sale-leaseback transactions related to the Powerton and Joliet Stations in Illinois. The potential indemnity obligation under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a range of estimated obligations which could be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability for these matters.
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

Environmental Remediation
Legislative and regulatory activities by federal, state and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of the Midwest Generation plants and affect the timing, cost and construction of capital improvements to the Midwest Generation plants as well as the cost of mitigating the environmental impacts of past operations.
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at June 30, 2012 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Midwest Generation also has identified stations for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule."

In July 2012, the US EPA published a final rule maintaining the CO2 equivalent emissions thresholds (for purposes of PSD and Title V permitting) originally established in the GHG tailoring rule.
Greenhouse Gas Litigation
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including Midwest Generation's parent company, EME, for damages allegedly arising from Hurricane Katrina. In April 2012, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 8. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$21	$(38)	$(17)
Current period change	(7)	1	(6)
Balance at June 30, 2012	$14	$(37)	$(23)

[1]	For further detail, see Note 5—Compensation and Benefit Plans.
Unrealized gains on cash flow hedges, net of tax, at June 30, 2012, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $13 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.

Note 9. Supplemental Cash Flows Information

	Six Months Ended June 30,
(in millions)	2012	2011
Cash paid
Interest	$19	$23
Income taxes	—	8
Accrued capital expenditures at June 30, 2012 were $2 million. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 10. Restructuring Activities
In conjunction with the decision to shut down its Fisk and Crawford Stations in September 2012, Midwest Generation plans to reduce approximately 175 positions from its plant operation and administrative staff in 2012 and recorded charges of approximately $6 million (pre-tax) related to severance and other employee benefits due to employees affected by the planned shutdowns during the second quarter of 2012. The charges were included in administrative and general expense on Midwest Generation's consolidated statements of operations.
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
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report on Form 10-Q, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

•	Midwest Generation's significant cash requirements and its limited ability to borrow funds and access the capital markets on reasonable terms;

•	Midwest Generation's dependence on EME to fund cash flow deficits and environmental retrofits;

•	supply and demand for electric capacity and energy, and the resulting prices and dispatch volumes, in the wholesale markets to which Midwest Generation's generating units have access;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion energy demand, and other aspects of the complex and volatile markets in which Midwest Generation participates;

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
This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2011, and as compared to the second quarter ended June 30, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW
Midwest Generation had a net loss of $42 million and $51 million for the second quarter and six months ended June 30, 2012, respectively, compared to net income (loss) of $(18) million and $30 million in the corresponding periods of 2011. The decrease in earnings in the first half of 2012 compared to the first half of 2011 was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices and reduced generation, partially offset by lower planned maintenance costs. Reduced generation primarily resulted from lower economic dispatch. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation has been correspondingly affected. In addition, effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract.

Midwest Generation Liquidity
At June 30, 2012, Midwest Generation had cash and cash equivalents of $177 million. Midwest Generation's previous $500 million revolving credit facility expired in June 2012 and is no longer a source of liquidity. As indicated above, Midwest Generation is currently experiencing operating losses due to lower realized energy and capacity prices, higher fuel costs and lower generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. In order to retrofit its coal-fired plants, Midwest Generation will need to receive additional contributions or repayment of notes receivable from EME or other sources. Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses, receipt of interest and principal repayment on notes receivable from EME, and equity contributions from EME. EME is under no obligation to make such contributions and may be unable to do so.

EME Liquidity and Restructuring Activities
At June 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013. EME is currently experiencing operating losses, including the results of Midwest Generation, and EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME will need to consider all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be otherwise applied to the payment of obligations. EME has entered into non-disclosure and engagement agreements with advisors representing certain of its unsecured bondholders for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. Absent a restructuring of its obligations, based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. As a result, EME may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. Bankruptcy proceedings could lead to a change of control of EME.

Midwest Generation's Dependence on EME as a Going Concern
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. As indicated above, EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.329 billion of notes receivable from EME at June 30, 2012 with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes, Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Also, if it became probable that a loss would be incurred on the notes receivable, Midwest Generation would record a material impairment charge.
Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases. Bankruptcy proceedings could lead to a change of control of Midwest Generation, which would result in the termination of its tax-allocation agreement. At June 30, 2012, Midwest Generation had recognized $87 million of net deferred tax benefits based on continued ownership by Edison International and inclusion in the consolidated income tax returns of Edison International and its subsidiaries. If it is more likely than not that Midwest Generation would no longer continue to participate as part of the consolidated group of Edison International, Midwest Generation would record a valuation allowance to reduce the carrying value of its net deferred tax benefit and record a material charge against earnings.
The accompanying consolidated financial statements have been prepared assuming that Midwest Generation will continue as a going concern. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. There is no assurance that Midwest Generation will be able to continue as a going concern.

Environmental Compliance Plans and Costs
During the second quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems for mercury removal, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Apart from the Fisk and Crawford Stations, which will be shut down in September 2012, decisions whether or not to proceed with retrofitting of any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Units that are not retrofitted may continue to operate for as long as regulations and law allow.
Based on work to date, Midwest Generation estimates the remaining cost of retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems, to be approximately $625 million at June 30, 2012. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow funds or receive additional contributions from EME. It is less likely that retrofits will be made to Joliet Unit 6 and the Waukegan Station. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. Final decisions to shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, based on the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in Item 7 on page 33 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues (in millions)	$213	$280	$446	$631
Statistics
Generation (in GWh)	5,467	5,560	10,806	13,030
Aggregate plant performance
Equivalent availability	77.4%	63.7%	79.2%	75.3%
Capacity factor	48.5%	49.3%	47.9%	58.1%
Load factor	62.7%	77.4%	60.5%	77.2%
Forced outage rate	4.6%	5.0%	4.5%	5.1%
Average realized price/MWh	$32.43	$37.59	$33.02	$37.05
Capacity revenues only (in millions)	$35	$68	$84	$145
Average realized fuel costs/MWh	$24.82	$18.88	$23.68	$17.65

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

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$213	$280	$446	$631
Less:
Unrealized gains	1	(2)	(3)	(2)
Capacity and other revenues	(36)	(69)	(86)	(146)
Realized revenues	$178	$209	$357	$483
Generation (in GWh)	5,467	5,560	10,806	13,030
Average realized energy price/MWh	$32.43	$37.59	$33.02	$37.05
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

Average Realized Fuel Costs
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fuel costs	$143	$107	$260	$233
Add back:
Unrealized gains (losses)	(7)	(1)	(4)	(2)
Realized fuel costs	$136	$106	$256	$231
Generation (in GWh)	5,467	5,560	10,806	13,030
Average realized fuel costs/MWh	$24.82	$18.88	$23.68	$17.65
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

Operating Income (Loss)
Operating loss from the Midwest Generation plants increased $41 million for the second quarter of 2012, compared to the corresponding period of 2011. The second quarter increase in operating loss was primarily attributable to lower average realized energy prices, lower capacity prices and higher fuel prices, partially offset by lower planned maintenance costs.
Operating income from the Midwest Generation plants decreased $136 million for the six months ended June 30, 2012, compared to the corresponding period of 2011. The 2012 decrease in operating income was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices and reduced generation, partially offset by lower planned maintenance costs. Reduced generation primarily resulted from lower economic dispatch.
Included in fuel costs were unrealized losses of $7 million and $1 million during the second quarters of 2012 and 2011, respectively, and $4 million and $2 million for the six months ended June 30, 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as hedges of the variable fuel price component of rail transportation costs.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Interest and other income	$—	$1	$—	$2
Interest income from affiliates	27	28	55	56
Interest expense	(8)	(11)	(17)	(22)
Total other income	$19	$18	$38	$36

Income Taxes
Midwest Generation's effective tax rates were 39% and 41% for the six months ended June 30, 2012 and 2011, respectively, which varied from the federal statutory rate of 35% primarily due to state income taxes.

New Accounting Guidance
For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
At June 30, 2012, Midwest Generation had cash and cash equivalents of $177 million. Midwest Generation's working capital facility matured in June 2012 as per its terms. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback. For further discussion of liquidity, see "Management's Overview" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 12 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

Capital Investment Plan
Forecasted capital expenditures through 2014 by Midwest Generation are as follows:

(in millions)	July through December 2012	2013	2014
Environmental[1]	$28	$103	$311
Plant capital	6	47	16
Total	$34	$150	$327

[1]	For additional information, see "Management's Overview—Environmental Compliance Plans and Costs."
Midwest Generation plants' forecasted environmental expenditures include retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Apart from the Fisk and Crawford Stations, which will be shut down in September 2012, decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table. For additional discussion, see "Management's Overview—Environmental Compliance Plans and Costs."
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.

Consolidated Cash Flow
At June 30, 2012, Midwest Generation had cash and cash equivalents of $177 million compared to $213 million at December 31, 2011. Net cash provided by operating activities decreased $138 million in the first six months of 2012 compared to the same period in the prior year. The 2012 decrease in net cash provided by operating activities was primarily attributable to lower average realized energy prices, lower capacity prices, higher fuel prices and reduced generation.
Net cash used in financing activities decreased $80 million in the first six months of 2012 compared to the same period in the prior year. The decrease was primarily due to lower distributions by Midwest Generation to its parent in 2012 as compared to 2011.
Net cash used in investing activities decreased $63 million in the first six months of 2012 compared to the same period in the prior year, primarily due to lower capital expenditures.

Credit Ratings

Overview
Credit ratings for EME and EMMT as of June 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Caa3	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.
All the above ratings are on negative outlook. Midwest Generation cannot provide assurance that the current credit ratings above will remain in effect for any given period of time or that one or more of these ratings will not be lowered. Midwest Generation notes that these credit ratings are not recommendations to buy, sell or hold securities and may be revised at any time by a rating agency.
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

Dividend Restrictions
For a detailed description of the restrictions binding Midwest Generation, refer to "Equity Distributions and Tax Payments" in Item 7 on page 27 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011. Upon the expiration of the Midwest Generation credit facility on June 29, 2012, the debt-to-capitalization ratio as discussed in the Form 10-K is no longer required and Midwest Generation is also no longer contractually restricted in its ability to make distributions to EME.

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

Contractual Obligations and Contingencies

Contractual Obligations
For a discussion of coal transportation agreements, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Coal Transportation Agreements."

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

Derivative Instruments

Unrealized Gains and Losses
Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Non-qualifying hedges	$(7)	$2	$(1)	$1
Ineffective portion of cash flow hedges	(1)	(1)	—	(1)
Total unrealized gains (losses)	$(8)	$1	$(1)	$—
At June 30, 2012, cumulative unrealized gains of $7 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($6 million for the remainder of 2012 and $1 million for 2013).

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
The following table depicts the average historical market prices for energy per megawatt-hour for the first six months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Northern Illinois Hub	$26.70	$34.29

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2012:

24-Hour Forward Energy Prices[1] Northern Illinois Hub
2012
July	$33.16
August	31.99
September	24.05
October	24.09
November	24.41
December	27.89
2013 calendar "strip"[2]	$28.79

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first six months of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for transactions primarily entered into at the Northern Illinois Hub and to a lesser extent the AEP/Dayton Hub, both in PJM, and the Indiana Hub in MISO at June 30, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012	2013
MWh (in thousands)	3,638	1,020
Average price/MWh[1]	$38.24	$40.42

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

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at June 30, 2012:

	Installed Capacity MW		Oversold/(Unsold) Capacity[1] MW	Capacity Sold MW	RPM Capacity Sold in Base Residual Auction		Other Capacity Sales, Net of Purchases[2]		Aggregate Average Price per MW-day
					MW	Price per MW-day	MW	Average Price per MW-day
July 1, 2012 to May 31, 2013	5,477		(773)	4,704	4,704	$16.46	—	$—	$16.46
June 1, 2013 to May 31, 2014	4,619	[3]	31	4,650	4,650	27.73	—	—	27.73
June 1, 2014 to May 31, 2015	4,619		6	4,625	4,625	125.99	—	—	125.99
June 1, 2015 to May 31, 2016	4,619		(999)	3,620	3,620	136.00	—	—	136.00

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

[3]	Reduction in installed capacity beginning June 1, 2013 is due to the shut down of Fisk and Crawford Stations in September 2012.
The RPM auction capacity prices for the delivery period of July 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 per MW-day and $27.73 per MW-day were substantially lower than other areas' capacity prices. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by an unavailability of competing resources and increased energy prices.
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

Basis Risk
During the six months ended June 30, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 7%, lower by 2% and higher by 1%, respectively. During the six months ended June 30, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub by an average of 13%, 4% and 1%, respectively. Differences in day-ahead pricing between the individual busbars of the Midwest Generation plants generally arise due to transmission congestion.

Coal Price Risk
The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at June 30, 2012 for the remainder of 2012 and the following two years:

	July through December 2012	2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	9.4	10.6	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.

Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content decreased to a price of $8.50 per ton at June 29, 2012, compared to a price of $12.75 per ton at December 30, 2011, as reported by the EIA.
On July 11, 2012, Midwest Generation agreed to sell one million tons of coal scheduled to be delivered in the second half of 2012 in order to better manage coal inventories. This transaction will result in a loss of approximately $6 million, which will be recorded in the third quarter of 2012.

Credit Risk
Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT as its agent. Sales into PJM accounted for approximately 88% of Midwest Generation's consolidated operating revenues for the six months ended June 30, 2012.

Interest Rate Risk
Interest rate changes can affect earnings and the cost of capital for capital improvements and impact future financings to the extent they are available. Midwest Generation's $500 million working capital facility expired June 2012 as per its terms.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Midwest Generation's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the second quarter of 2012. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the second quarter of 2012, Midwest Generation's disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There were no changes in Midwest Generation's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

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
101
Financial statements from the quarterly report on Form 10-Q of Midwest Generation, LLC for the quarter ended June 30, 2012, filed on July 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	July 31, 2012