Form 10-Q
period 2012-09-30
MIDWEST GENERATION LLC
filed 2012-11-01
CIK 1134016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Number of units outstanding of the registrant's Membership Interests as of November 1, 2012: 100 units (all units held by an affiliate of the registrant).

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues from Marketing Affiliate	$253	$366	$699	$997
Operating Expenses
Fuel	183	157	443	390
Plant operations	73	86	302	368
Depreciation and amortization	32	39	96	118
Loss on disposal and asset retirements	1	1	5	12
Administrative and general	3	7	13	18
Total operating expenses	292	290	859	906
Operating income (loss)	(39)	76	(160)	91
Other Income (Expense)
Interest and other income	28	27	83	85
Interest expense	(8)	(8)	(25)	(30)
Total other income	20	19	58	55
Income (loss) before income taxes	(19)	95	(102)	146
Provision (benefit) for income taxes	(7)	38	(39)	59
Net Income (Loss)	$(12)	$57	$(63)	$87

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$(12)	$57	$(63)	$87
Other comprehensive income (loss), net of tax
Pension and postretirement benefits other than pensions
Valuation allowance on deferred tax asset	(11)	—	(11)	—
Amortization of net loss and prior service adjustment included in expense, net of tax	1	—	2	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during the periods, net of income tax expense (benefit) of $(5) and $2 for the three months and $3 and $(3) for the nine months ended September 30, 2012 and 2011, respectively.	(10)	3	2	(5)
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $(1) and $1 for the three months and $(13) and $(6) for the nine months ended September 30, 2012 and 2011, respectively.	—	2	(19)	(10)
Other comprehensive income (loss), net of tax	(20)	5	(26)	(14)
Comprehensive Income (Loss)	$(32)	$62	$(89)	$73

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts, unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$142	$213
Due from affiliates	55	109
Inventory	161	159
Interest receivable from affiliate	27	55
Derivative assets	15	43
Deferred taxes (Note 4)	—	14
Other current assets	22	17
Total current assets	422	610
Property, plant and equipment, less accumulated depreciation of $1,247 and $1,152 at respective dates	2,110	2,185
Notes receivable from affiliate	1,311	1,323
Long-term derivative assets	1	1
Deferred taxes (Note 4)	—	42
Other long-term assets	28	29
Total Assets	$3,872	$4,190
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$30	$35
Accrued liabilities	40	49
Due to affiliates	6	18
Interest payable	7	19
Derivative liabilities	7	2
Current portion of lease financing	126	116
Total current liabilities	216	239
Lease financing, net of current portion	317	439
Benefit plans and other long-term liabilities	241	243
Total Liabilities	774	921
Commitments and Contingencies (Notes 3, 6 and 7)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital (Note 4)	3,429	3,511
Accumulated deficit	(288)	(225)
Accumulated other comprehensive loss (Notes 4 and 8)	(43)	(17)
Total Member's Equity	3,098	3,269
Total Liabilities and Member's Equity	$3,872	$4,190

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(63)	$87
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation and amortization	96	120
Deferred taxes	(29)	32
Loss on disposal and asset retirements	5	12
Decrease in due from affiliates	42	56
Increase in inventory	(2)	(16)
Decrease in interest receivable from affiliate	28	29
(Increase) decrease in other assets	(5)	14
Decrease in emission allowances	—	2
Decrease in accounts payable and other current liabilities	(9)	(18)
Decrease in interest payable	(12)	(13)
Decrease in net derivative assets	5	7
Increase in other liabilities	1	7
Net cash provided by operating activities	57	319
Cash Flows From Financing Activities
Cash distributions to parent	—	(85)
Repayments of lease financing	(116)	(109)
Net cash used in financing activities	(116)	(194)
Cash Flows From Investing Activities
Capital expenditures	(24)	(78)
Investment in other assets	—	(18)
Increase in restricted deposits	(2)	—
Proceeds from settlement of insurance claims	2	—
Repayment of loan from affiliate	12	9
Net cash used in investing activities	(12)	(87)
Net (decrease) increase in cash and cash equivalents	(71)	38
Cash and cash equivalents at beginning of period	213	295
Cash and cash equivalents at end of period	$142	$333

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Liquidity and Capital Needs
At September 30, 2012, Midwest Generation, LLC (Midwest Generation) had cash and cash equivalents of $142 million. Midwest Generation continues to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. In order to retrofit its coal-fired plants, Midwest Generation will need to receive additional contributions or repayment of notes receivable from Edison Mission Energy (EME) or other sources. Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses, receipt of interest and principal repayment on notes receivable from EME, and equity contributions from EME. EME is under no obligation to make such contributions and may be unable to do so.
Midwest Generation's Dependence on EME as a Going Concern
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. As indicated above, EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.323 billion of notes receivable from EME at September 30, 2012 with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes, Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Also, if it became probable that a loss would be incurred on the notes receivable, Midwest Generation would record a material impairment charge. Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Cash Equivalents
Cash equivalents included money market funds totaling $125 million and $195 million at September 30, 2012 and December 31, 2011, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.

Related Party
Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of operations, was $28 million and $27 million during the three months ended September 30, 2012 and 2011, respectively, and $83 million during both the nine months ended September 30, 2012 and 2011.
Inventory
Inventory is stated at the lower of weighted-average cost or market. Inventory is recorded at actual cost when purchased and then expensed at weighted-average cost as used. Inventory consisted of the following:

(in millions)	September 30, 2012	December 31, 2011
Coal, fuel oil and other raw materials	$116	$117
Spare parts, materials and supplies	45	42
Total inventory	$161	$159
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

Note 2. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of September 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$125	$—	$—	$—	$125
Derivative contracts
Electricity	$—	$14	$—	$2	$16
Fuel oil	2	—	—	(2)	—
Total derivative contracts	$2	$14	$—	$—	$16
Total assets	$127	$14	$—	$—	$141
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$7	$—	$—	$7
Total liabilities	$—	$7	$—	$—	$7
	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$195	$—	$—	$—	$195
Derivative contracts
Electricity	$—	$40	$—	$4	$44
Fuel oil	4	—	—	(4)	—
Total derivative contracts	$4	$40	$—	$—	$44
Total assets	$199	$40	$—	$—	$239
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$2	$—	$—	$2
Total liabilities	$—	$2	$—	$—	$2

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.
The fair value of transfers in and out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2012 and 2011.
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
Fair Value of Note Receivable from Affiliate
The carrying amount of Midwest Generation's note receivable from affiliate was $1.323 billion at September 30, 2012 and $1.334 billion at December 31, 2011. It is not practicable to estimate the fair value of this financial instrument due to the indemnities and guarantees provided by EME under the provisions of the sale-leaseback agreements for the Powerton and Joliet Stations.

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

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

September 30, 2012
Commodity	Instrument	Classification	Unit of Measure	Cash Flow Hedges		Economic Hedges
Electricity	Forwards/Futures	Sales, net	GWh	5,644		—
Electricity	Forwards/Futures	Purchases, net	GWh	—		2
Fuel oil	Forwards/Futures	Purchases	barrels	—		120,000
December 31, 2011
Electricity	Forwards/Futures	Sales, net	GWh	7,978		227	[2]
Electricity	Capacity	Sales	GW-Day	61	[1]	—
Electricity	Congestion	Purchases	GWh	—		608	[3]
Fuel oil	Forwards/Futures	Purchases	barrels	—		240,000

[1]
Midwest Generation's hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

[2]
These positions adjust financial and physical positions, or day-ahead and real-time positions, to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[3]
Congestion contracts include financial transmission rights, transmission congestion contracts or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

Fair Value of Derivative Instruments
The following table summarizes the fair value of commodity derivative instruments reflected on Midwest Generation's consolidated balance sheets:

September 30, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-term	Long-term	Subtotal	Short-term	Long-term	Subtotal	Net Assets
Cash flow hedges	$14	$1	$15	$9	$—	$9	$6
Economic hedges	25	1	26	22	1	23	3
	39	2	41	31	1	32	9
Netting[1]	(24)	(1)	(25)	(24)	(1)	(25)	—
Total	$15	$1	$16	$7	$—	$7	$9
December 31, 2011
Cash flow hedges	$39	$1	$40	$2	$—	$2	$38
Economic hedges	24	—	24	20	—	20	4
	63	1	64	22	—	22	42
Netting[1]	(20)	—	(20)	(20)	—	(20)	—
Total	$43	$1	$44	$2	$—	$2	$42

[1]	Netting of derivative receivables and derivative payables is permitted when a legally enforceable master netting agreement exists with a derivative counterparty.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of accumulated other comprehensive loss:

	Cash Flow Hedge Activity[1] Nine Months Ended September 30,		Income Statement Location
(in millions)	2012	2011
Beginning of period derivative gains	$34	$37
Effective portion of changes in fair value	5	(8)
Reclassification to earnings	(32)	(16)	Operating revenues
End of period derivative gains	$7	$13

[1]	Unrealized derivative gains are before income taxes. The after-tax amounts recorded in accumulated other comprehensive loss at September 30, 2012 and 2011 were $4 million and $8 million, respectively.
For additional information, see Note 8—Accumulated Other Comprehensive Loss.
Midwest Generation recorded net gains (losses) of $(2) million and $2 million during the three months ended September 30, 2012 and 2011, respectively, and gains of none and $1 million during the nine months ended September 30, 2012 and 2011, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains (losses) from derivative instruments on the consolidated statements of operations is presented below:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2012	2011	2012	2011
Economic hedges	Operating revenues	$8	$(4)	$24	$3
	Fuel	3	(3)	2	1
Collateral
Certain derivative instruments contain collateral deposit requirements. Midwest Generation sells merchant energy and capacity through Edison Mission Marketing & Trading, Inc. (EMMT), which has a below investment grade credit rating. Midwest Generation has cash on hand to provide credit support as needed for hedging contracts entered into by EMMT related to the Midwest Generation plants. Future increases in power prices could expose Midwest Generation to collateral postings.
EMMT’s ability to enter into hedge contracts depends, in part, on the ability to use clearing brokers to enter into market transactions. As a result of EME's financial position, EMMT has limited access to enter into such transactions and has been subject to increased initial collateral and margin requirements. There is no assurance that EMMT will continue to be able to utilize clearing brokers. If EMMT becomes unable to utilize clearing brokers, it may seek to execute bilateral transactions with third parties which could be unavailable on commercially reasonable terms or at all.

Note 4. Income Taxes
Midwest Generation's effective income tax rate was 38% and 41% for the nine months ended September 30, 2012 and 2011, respectively, which varied from the federal statutory rate of 35% primarily due to state income taxes.
Midwest Generation is included in the consolidated federal and state income tax returns of Edison International and is party to a tax-allocation agreement with its parent, Edison Mission Midwest Holdings. Midwest Generation's tax allocation method is to allocate current tax liabilities or benefits on a separate return basis, except for the use of state tax apportionment factors of the Edison International group for purposes of determining state income taxes.
Midwest Generation generated taxable losses for the nine months ended September 30, 2012. In a hypothetical tax return prepared on a separate company basis, Midwest Generation would be able to carryback net operating losses to prior periods and receive tax benefits. During 2012, Midwest Generation recognized $82 million of tax benefits associated with net operating losses carrybacks calculated on a hypothetical tax return under the separate return method. However, Midwest Generation's tax-allocation agreement only permits the use of net operating losses to offset future taxable income. Under generally accepted accounting principles applicable to the separate return method, benefits recognized on a hypothetical separate company tax return that are not paid under an intercompany tax-allocation agreement are treated as a non-cash distribution to the parent company. If Midwest Generation offsets net operating loss carryforwards against taxable income in the future, such tax benefit will be accounted for as non-cash contributions at the time of use.
Midwest Generation's deferred tax position at September 30, 2012 was a net deferred tax asset of $11 million, mainly arising due to unrecognized losses and prior service adjustments associated with Midwest Generation's pension plans, which is reflected in accumulated other comprehensive loss. As a result of the recently recognized losses and the indications of expected future losses, Midwest Generation recorded a valuation allowance of $11 million in other comprehensive loss.

Note 5. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
During the nine months ended September 30, 2012, Midwest Generation made contributions of $11 million, and during the remainder of 2012, expects to make $4 million of additional contributions.
The following were components of pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$3.8	$3.3	$10.5	$9.7
Interest cost	2.2	2.1	6.4	6.3
Expected return on plan assets	(2.4)	(2.1)	(7.1)	(6.3)
Net amortization	0.7	—	1.8	0.2
Total expense	$4.3	$3.3	$11.6	$9.9
Postretirement Benefits Other Than Pensions
During the nine months ended September 30, 2012, Midwest Generation made contributions of $0.8 million and expects to make no additional contributions during the remainder of 2012.
The following were components of postretirement benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$0.3	$0.4	$1.1	$1.2
Interest cost	0.7	0.7	2.1	2.2
Net amortization	0.5	0.2	1.3	0.6
Total expense	$1.5	$1.3	$4.5	$4.0

Note 6. Commitments and Contingencies
Coal Transportation Agreements
At September 30, 2012, Midwest Generation had contractual agreements for the transportation of coal. The commitments under these contracts are based on either actual coal purchases derived from committed coal volumes set forth in fuel supply contracts or minimum quantities as set forth in the transportation agreements as adjusted for provisions that mitigate the financial exposure of Midwest Generation related to a plant closure under certain circumstances as specified in the agreements. Estimated contractual obligations for coal transportation agreements are estimated to aggregate $2.3 billion, which consists of: $118 million for the remainder of 2012, $292 million for 2013, $286 million for 2014, $260 million for

2015, $260 million for 2016, and $1.1 billion thereafter. Years subsequent to 2012 reflect a reduction in minimum volumes for the shutdown of the Fisk and Crawford Stations.
Capital Commitments
At September 30, 2012, Midwest Generation had firm commitments to spend approximately $13 million during the remainder of 2012, $22 million for 2013, and $17 million for 2015 for capital expenditures. Midwest Generation intends to fund these expenditures with cash on hand, subject to availability.
Guarantees and Indemnities
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the sale-leaseback transaction related to the Powerton and Joliet Stations in Illinois, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Commonwealth Edison has also advised Midwest Generation that it believes it is entitled to indemnification for costs and expenses incurred in connection with the information requests discussed below under "—Contingencies—Environmental Remediation." Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs, and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, the supplemental agreement has been extended until February 2013. There were approximately 230 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at September 30, 2012. Midwest Generation had recorded a liability of $53 million at September 30, 2012 related to this contractual indemnity, included in benefit plans and other long-term liabilities on its consolidated balance sheets.
Indemnities Provided under Sale-Leaseback Agreements
In connection with the sale-leaseback transactions related to the Powerton and Joliet Stations and, previously, the Collins Station, EME, Midwest Generation and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Midwest Generation, as the lessee in the sale-leaseback transactions agreed to indemnify the respective lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the sale-leaseback transactions related to the Powerton and Joliet Stations in Illinois. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a range of estimated obligations which would be triggered by a valid claim from the lessors. Midwest Generation has not recorded a liability for these matters.
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

Contingencies
In addition to the matters disclosed in these notes, Midwest Generation is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Midwest Generation believes the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations or liquidity.
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
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. Midwest Generation's motions to dismiss the cases were denied in August 2012, following which the plaintiffs filed amended complaints alleging substantially similar claims and requesting similar relief.
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation.
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

With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at September 30, 2012 for estimated environmental investigation and remediation costs for four stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Midwest Generation also has identified stations for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.
In September 2012, Midwest Generation received a request for information under Section 104(e) of CERCLA regarding environmental sampling and investigation performed at its Fisk and Crawford sites. In October 2012, Midwest Generation responded to the request.

Note 7. Environmental Developments
Cross-State Air Pollution Rule
In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the US EPA's Cross-State Air Pollution Rule (CSAPR) and directed the US EPA to continue administering the Clean Air Interstate Rule (CAIR) pending the promulgation of a valid replacement. In October 2012, the US EPA filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." In August 2012, states and industry groups challenging the rule filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In September 2012, a three-judge panel of the U.S Court of Appeals for the Ninth Circuit affirmed the dismissal of a case brought against EME's parent company, Edison International, and other defendants, by the Alaskan Native Village of Kivalina. In October 2012, the plaintiffs requested a rehearing by a larger panel of Ninth Circuit judges.

Note 8. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net	Unrecognized Losses and Prior Service Adjustments, Net[1]	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$21	$(38)	$(17)
Current period change	(17)	(9)	(26)
Balance at September 30, 2012	$4	$(47)	$(43)

[1]	For further detail, see Note 5—Compensation and Benefit Plans.
Unrealized gains on cash flow hedges, net of tax, at September 30, 2012, consist of futures and forward electricity contracts that qualify for hedge accounting. These gains arise because current forecasts of future electricity prices are lower than the contract prices. Approximately $3 million of unrealized gains on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized gains will increase energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum period over which a commodity cash flow hedge is designated is December 31, 2013.

Note 9. Supplemental Cash Flows Information

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash paid
Interest	$36	$43
Income taxes	—	8
Accrued capital expenditures at September 30, 2012 and 2011 were $2 million and $5 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 10. Severance Charges
During the third quarter of 2012, the Fisk and Crawford Stations ceased operations. Midwest Generation expects the decommissioning and permanent retirement of the units to occur during the fourth quarter of 2012. During the second quarter of 2012, Midwest Generation recorded a charge of $6 million (pre-tax) related to severance and other employee benefits due to the approximately 175 employees affected by the planned shutdowns. The charge was included in administrative and general expense on Midwest Generation's consolidated statements of operations.

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

•
environmental laws and regulations, at both state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect Midwest Generation's cost and manner of doing business, including compliance with the CPS, CAIR and the MATS rule;

•	the cost and availability of fuel, sorbents, and other commodities used for power generation and emission controls, and of related transportation services;

•	the cost and availability of emission credits or allowances;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	the availability and creditworthiness of counterparties, and the resulting effects on liquidity in the power and fuel markets in which Midwest Generation operates;

•	the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

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
This MD&A discusses material changes in the results of operations, financial condition and other developments of Midwest Generation since December 31, 2011, and as compared to the third quarter ended September 30, 2011. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT'S OVERVIEW
Midwest Generation had a net loss of $12 million and $63 million for the third quarter and nine months ended September 30, 2012, respectively, compared to net income of $57 million and $87 million in the corresponding periods of 2011. The decreases in earnings were primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation. Reduced generation primarily resulted from lower economic dispatch. The abundance of low-priced natural gas has continued to result in increased competition from natural gas-fired generating units in the markets in which Midwest Generation operates, and generation has been correspondingly affected. In addition, effective January 1, 2012, a favorable long-term rail contract that supplied Midwest Generation's fleet expired and was replaced by a higher priced contract.

Midwest Generation Liquidity
At September 30, 2012, Midwest Generation had cash and cash equivalents of $142 million. As indicated above, Midwest Generation continues to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, Midwest Generation expects that it will incur an operating cash flow deficit and operating losses in 2012 and subsequent years. In order to retrofit its coal-fired plants, Midwest Generation will need to receive additional contributions or repayment of notes receivable from EME or other sources. Midwest Generation plans to fund operating cash flow deficits through a combination of cash on hand, management of fuel inventories, deferral of operations and maintenance expenses, receipt of interest and principal repayment on notes receivable from EME, and equity contributions from EME. EME is under no obligation to make such contributions and may be unable to do so.

EME Liquidity and Restructuring Activities
At September 30, 2012, EME had $3.7 billion of unsecured notes outstanding, $500 million of which mature in June 2013. EME continues to experience operating losses, including the results of Midwest Generation, and EME expects that it will incur further reductions in cash flow and losses in the current year and in subsequent years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations will exhaust EME's liquidity. Consequently, EME has been considering all options available to it, including potential sales of assets, restructuring, reorganization of its capital structure, or conservation of cash that would be applied otherwise to the payment of obligations.
In June 2012, EME entered into non-disclosure and engagement agreements with advisors representing holders of a majority in principal amount of its unsecured bonds for the purpose of engaging in discussions with such advisors and Edison International regarding EME's financial condition. In October 2012, EME and Edison International entered into non-disclosure agreements with certain of the clients of such advisors to facilitate further discussions. Discussions with the bondholders' advisors have been ongoing. In addition, EME and Midwest Generation have entered into a non-disclosure agreement with an advisor representing a majority in principal amount of Midwest Generation's senior lease obligation bonds.
Based on current projections, EME is not expected to have sufficient liquidity to repay the $500 million debt obligation due in June 2013. On November 15, 2012, $97 million of interest payments are due on unsecured EME bonds maturing in 2017,

2019 and 2027, and there is no assurance payment will be made. EME's unsecured bonds generally provide for a 30-day grace period for interest payments. EME's failure to pay indebtedness under its unsecured bonds will likely result in EME's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, which would trigger cross defaults under EME's guarantee of the lease obligations of Midwest Generation, as well as Midwest Generation's own obligations under the lease and under instruments governing the senior lease obligation bonds, and which could potentially give rise to counterparty rights and remedies under other documents. Bankruptcy proceedings could lead to a change of control of EME.

Midwest Generation's Dependence on EME as a Going Concern
Midwest Generation is largely dependent on EME to fund cash flow deficits and environmental retrofits. As indicated above, EME has no obligation to make capital contributions to Midwest Generation and may be unable to do so. Furthermore, Midwest Generation had $1.323 billion of notes receivable from EME at September 30, 2012, with payments used to meet its rent obligations under the Powerton and Joliet sale-leaseback agreements. If EME is unable to make payments on its notes, Midwest Generation may in turn be unable to make rent payments under the Powerton-Joliet leases. Failure to pay rent would be an event of default under the Powerton-Joliet leases that could result in termination of the leases, loss of control over the use of the Powerton and Joliet Stations and a claim for termination value under the lease agreements. Also, if it became probable that a loss would be incurred on the notes receivable, Midwest Generation would record a material impairment charge. Accordingly, if Midwest Generation is unable to obtain financial support from EME or other sources, Midwest Generation may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code. A bankruptcy of either EME or Midwest Generation would also be an event of default under the Powerton-Joliet leases.
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

Environmental Compliance Plans and Costs
During the third quarter of 2012, Midwest Generation continued to develop and implement a compliance program that includes the operation of ACI systems for mercury removal, upgrades to particulate removal systems and the use of dry sorbent injection, combined with the use of low sulfur PRB coal, to meet emissions limits for criteria pollutants, such as NOx and SO2 as well as for hazardous air pollutants, such as mercury, acid gas and non-mercury metals.
Apart from the Fisk and Crawford Stations, which ceased operations in September 2012, decisions whether or not to proceed with retrofitting of any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Midwest Generation may also elect to shut down units, instead of installing controls, to be in compliance with the CPS. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Units that are not retrofitted may continue to operate for as long as regulations and law allow.
Based on work to date, Midwest Generation estimates the remaining cost of retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems, to be approximately $619 million at September 30, 2012. In order to retrofit its coal-fired plants, Midwest Generation will need to borrow funds or receive additional contributions from EME. It is less likely that retrofits will be made to Joliet Unit 6 and the Waukegan Station. During the third quarter of 2012, the Pollution Control Board granted Midwest Generation's request to extend Waukegan Unit 7's unit specific retrofit requirements from December 31, 2013 to December 31, 2014. The estimated cost of retrofitting Joliet Unit 6, if made, would be approximately $75 million, while the estimated cost of retrofitting the Waukegan Station, if made, would be approximately $160 million. Final decisions to shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations, based on the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. For further discussion related to the impairment policy on Midwest Generation's unit of account, refer to "Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets" in Item 7 on page 33 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues (in millions)	$253	$366	$699	$997
Statistics
Generation (in GWh)	6,653	7,957	17,459	20,987
Aggregate plant performance
Equivalent availability	92.5%	89.4%	83.5%	80.0%
Capacity factor	62.2%	69.8%	52.5%	62.0%
Load factor	67.2%	78.1%	62.9%	77.5%
Forced outage rate	5.4%	7.2%	4.8%	5.9%
Average realized price/MWh	$37.20	$40.05	$34.61	$38.19
Capacity revenues only (in millions)	$6	$50	$90	$195
Average realized fuel costs/MWh	$26.34	$19.43	$24.69	$18.32

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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$253	$366	$699	$997
Less:
Unrealized losses	5	3	2	1
Capacity and other revenues	(11)	(51)	(97)	(197)
Realized revenues	$247	$318	$604	$801
Generation (in GWh)	6,653	7,957	17,459	20,987
Average realized energy price/MWh	$37.20	$40.05	$34.61	$38.19
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

Average Realized Fuel Costs
The average realized fuel costs reflect the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) and the cost of coal sales by (ii) generation as shown in the table below:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fuel costs	$183	$157	$443	$390
Adjusted for:
Unrealized gains (losses)	2	(4)	(2)	(6)
Cost of coal sales [1]	(10)	—	(10)	—
Realized fuel costs	$175	$153	$431	$384
Generation (in GWh)	6,653	7,957	17,459	20,987
Average realized fuel costs/MWh	$26.34	$19.43	$24.69	$18.32

[1]	During the three months ended September 30, 2012, Midwest Generation sold one million tons of coal resulting in a $6 million loss.
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

Operating Income (Loss)
Midwest Generation had an operating loss of $39 million for the third quarter of 2012 as compared to operating income of $76 million for the third quarter of 2011 and Midwest Generation had an operating loss of $160 million for the nine months ended September 30, 2012 as compared to operating income of $91 million for the corresponding period of 2011. The decreases in operating income were primarily attributable to lower capacity and average realized energy prices, reduced generation and higher fuel prices, partially offset by lower planned maintenance costs and lower depreciation. Reduced generation primarily resulted from lower economic dispatch.
Included in fuel costs were unrealized gains (losses) of $2 million and $(4) million during the third quarters of 2012 and 2011, respectively, and $(2) million and $(6) million for the nine months ended September 30, 2012 and 2011, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as economic hedges of the variable fuel price component of rail transportation costs.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Interest and other income	$—	$—	$—	$2
Interest income from affiliates	28	27	83	83
Interest expense	(8)	(8)	(25)	(30)
Total other income	$20	$19	$58	$55

Income Taxes
Midwest Generation's effective income tax rate was 38% and 41% for the nine months ended September 30, 2012 and 2011, respectively, which varied from the federal statutory rate of 35% primarily due to state income taxes.

New Accounting Guidance
For a discussion of new accounting guidance affecting Midwest Generation, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
At September 30, 2012, Midwest Generation had cash and cash equivalents of $142 million. Midwest Generation's liquidity is also composed of cash flow generated from operations and payments by EME under the intercompany notes issued in connection with the Powerton-Joliet facilities sale-leaseback. For further discussion of liquidity, see "Management's Overview" and refer to "Item 1A. Risk Factors—Liquidity Risks" on page 12 of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2011.

Capital Investment Plan
Forecasted capital expenditures through 2014 by Midwest Generation are as follows:

(in millions)	October through December 2012	2013	2014
Environmental[1]	$12	$112	$311
Plant capital	1	50	16
Total	$13	$162	$327

[1]	For additional information, see "Management's Overview—Environmental Compliance Plans and Costs."
Midwest Generation plants' forecasted environmental expenditures are based on retrofitting Powerton Units 5 and 6, Joliet Units 7 and 8 and Will County Units 3 and 4, using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 emissions and the US EPA's regulation on hazardous air pollutant emissions. Apart from the Fisk and Crawford Stations, which ceased operations in September 2012, decisions regarding whether or not to proceed with retrofitting any particular remaining units to comply with CPS requirements for SO2 emissions, including those that have received permits, are subject to a number of factors, such as market conditions, regulatory and legislative developments, liquidity and forecasted commodity prices and capital and operating costs applicable at the time decisions are required or made. Final decisions on whether to install controls, to install particular kinds of controls, and to actually expend capital or continue with the expenditure of capital will be made as required, subject to the requirements of the CPS and other applicable regulations. Furthermore, the timing of commencing capital projects may vary from the amounts set forth in the above table.
Plant capital expenditures for Midwest Generation includes capital projects for boiler and turbine controls, major boiler components and electrical systems.

Consolidated Cash Flow
At September 30, 2012, Midwest Generation had cash and cash equivalents of $142 million compared to $213 million at December 31, 2011. Net cash provided by operating activities decreased $262 million in the first nine months of 2012 compared to the same period in the prior year. The 2012 decrease in net cash provided by operating activities was primarily attributable to lower capacity prices, lower average realized energy prices, higher fuel prices and reduced generation.
Net cash used in financing activities decreased $78 million in the first nine months of 2012 compared to the same period in the prior year. The decrease was primarily due to distributions made by Midwest Generation to its parent in 2011, with no distributions made in 2012.
Net cash used in investing activities decreased $75 million in the first nine months of 2012 compared to the same period in the prior year, primarily due to lower capital expenditures.

Credit Ratings
Credit ratings for EME and EMMT as of September 30, 2012 were as follows:

	Moody's Rating	S&P Rating	Fitch Rating
EME[1]	Ca	CCC	C
EMMT	Not Rated	CCC	Not Rated

[1]	Senior unsecured rating.
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

Powerton-Joliet Lease Payments
As part of the sale-leaseback of the Powerton Station and Units 7 and 8 of the Joliet Station, Midwest Generation loaned the proceeds (in the original amount of $1.367 billion) to EME in exchange for promissory notes in the same aggregate amount. EME's obligations under the promissory notes payable to Midwest Generation are general corporate obligations of EME and are not contingent upon receiving distributions from its subsidiaries. There is no assurance that EME will have sufficient cash flow to meet these obligations. Furthermore, EME has guaranteed Midwest Generation's lease obligations under these leases. If EME fails to pay under its guarantee, including payments due under the Powerton-Joliet leases in the event that Midwest Generation could not make such payments, this would result in an event of default under the Powerton and Joliet leases. This event would have a material adverse effect on Midwest Generation. For additional information, see "Management's Overview—EME Liquidity and Restructuring Activities."

Contractual Obligations and Contingencies

Contractual Obligations
For a discussion of coal transportation agreements and capital commitments, see "Midwest Generation, LLC and Subsidiaries Notes to Consolidated Financial Statements—Note 6. Commitments and Contingencies—Coal Transportation Agreements" and "—Note 6. Commitments and Contingencies—Capital Commitments."

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

Derivative Instruments

Unrealized Gains and Losses
Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Non-qualifying hedges	$(1)	$(8)	$(2)	$(7)
Ineffective portion of cash flow hedges	(2)	1	(2)	—
Total unrealized gains (losses)	$(3)	$(7)	$(4)	$(7)
At September 30, 2012, cumulative unrealized gains of $3 million were recognized from non-qualifying hedge contracts or the ineffective portion of cash flow hedges related to subsequent periods ($2 million for the remainder of 2012 and $1 million for 2013).

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
The following table depicts the average historical market prices for energy per megawatt-hour for the first nine months of 2012 and 2011:

	24-Hour Average Historical Market Prices[1]
	2012	2011
Northern Illinois Hub	$28.56	$35.30

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at September 30, 2012:

24-Hour Forward Energy Prices[1] Northern Illinois Hub
2012
October	$27.35
November	27.17
December	30.22
2013 calendar "strip"[2]	$30.60
2014 calendar "strip"[2]	$31.31

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first nine months of 2012 due to an abundance of low-priced natural gas and the sales volume from the Midwest Generation plants has been correspondingly affected. Forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by the Midwest Generation plants into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for the Midwest Generation plants to hedge the risk of future change in the price of electricity. The following table summarizes Midwest Generation's hedge positions for transactions primarily entered into at the Northern Illinois Hub and to a lesser extent the AEP/Dayton Hub, both in PJM, and the Indiana Hub in MISO at September 30, 2012 for electricity expected to be generated during the remainder of 2012 and in 2013:

	2012	2013
MWh (in thousands)	2,028	3,615
Average price/MWh[1]	$37.53	$36.55

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

Capacity Price Risk
Under the RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at September 30, 2012:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]		Aggregate Average Price per MW-day
	MW	Price per MW-day	MW	Average Price per MW-day
October 1, 2012 to May 31, 2013	4,704	$16.46	(450)	$15.67	$16.54
June 1, 2013 to May 31, 2014	4,650	27.73	(2,430)	7.01	50.40
June 1, 2014 to May 31, 2015	4,625	125.99	(700)	5.54	147.47
June 1, 2015 to May 31, 2016	3,620	136.00	—	—	136.00

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions and other capacity transactions entered into to manage capacity risks.

The RPM auction capacity prices for the delivery period of October 1, 2012 to May 31, 2013 and June 1, 2013 to May 31, 2014 varied between different areas of PJM. In the western portion of PJM, affecting Midwest Generation, the prices of $16.46 per MW-day and $27.73 per MW-day were substantially lower than capacity prices in other areas.
Revenues from the sale of capacity from Midwest Generation beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if Midwest Generation has an opportunity to capture a higher value associated with those markets.

Basis Risk
During the nine months ended September 30, 2012, day-ahead prices at the individual busbars of the Midwest Generation plants compared to the AEP/Dayton Hub, Indiana Hub (Cinergy Hub) and Northern Illinois Hub were on average lower by 6%, lower by 1% and higher by 1%, respectively. During the nine months ended September 30, 2011, day-ahead prices at the individual busbars of the Midwest Generation plants were lower compared to the AEP/Dayton Hub and Indiana Hub (Cinergy Hub) by an average of 12% and 2%, respectively. Differences in day-ahead pricing between the individual busbars of the Midwest Generation plants generally arise due to transmission congestion.

Coal Price Risk
The Midwest Generation plants purchase coal primarily from the Southern PRB of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal under contract at September 30, 2012, for the remainder of 2012 and the following two years:

	October through December 2012	2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	4.9	11.1	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per MMBtu sulfur content decreased to a price of $9.20 per ton at September 28, 2012, compared to a price of $12.75 per ton at December 30, 2011, as reported by the EIA.
On July 11, 2012, Midwest Generation agreed to sell one million tons of coal scheduled to be delivered in the second half of 2012 in order to better manage coal inventories. This transaction resulted in a loss of approximately $6 million recorded in the third quarter of 2012.

Credit Risk
Midwest Generation derives a significant source of its operating revenues from electric power sold into the PJM market by EMMT as its agent. Sales into PJM accounted for approximately 91% of Midwest Generation's consolidated operating revenues for the nine months ended September 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Midwest Generation's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the third quarter of 2012. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the third quarter of 2012, Midwest Generation's disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There were no changes in Midwest Generation's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

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
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation.

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

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)
Date:	November 1, 2012