Form 10-Q
period 2013-06-30
MIDWEST GENERATION LLC; EDISON MISSION ENERGY
filed 2013-07-30
CIK 1134016, 930835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

_______________________

Commission File Number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	I.R.S. Employer Identification No.
333-68630	EDISON MISSION ENERGY	95-4031807
3 MacArthur Place, Suite 100 Santa Ana, California 92707 714-513-8000 State of Incorporation: Delaware
333-59348	MIDWEST GENERATION, LLC	33-0868558
235 Remington Boulevard, Suite A Bolingbrook, Illinois 60440 630-771-7800 State of Incorporation: Delaware

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Edison Mission Energy YES ☒ NO ☐ Midwest Generation, LLC YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Edison Mission Energy YES ☒ NO ☐ Midwest Generation, LLC YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Edison Mission Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Midwest Generation, LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison Mission Energy YES ☐ NO ☒ Midwest Generation, LLC YES ☐ NO ☒
Number of shares outstanding of Edison Mission Energy's Common Stock as of July 30, 2013: 100 shares (all shares held by an affiliate of Edison Mission Energy).
This combined Form 10-Q is filed separately by two registrants: Edison Mission Energy and Midwest Generation, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

i

(This page has been left blank intentionally.)

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
Adjusted EBITDA	adjusted earnings before interest, taxes, depreciation and amortization
Ambit	American Bituminous Power Partners, L.P. or its waste coal facility
AOCI	accumulated other comprehensive income (loss)
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
bcf	billion cubic feet
Big 4 Projects	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Certificate Holders	certain of the holders of the pass-through certificates of Midwest Generation's lessor debt
Chapter 11 Cases	Initial Debtors' chapter 11 cases and the Homer City Debtors chapter 11 cases, collectively
CO2	carbon dioxide
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
Debtor Entities	collectively 19 debtors composed of the Initial Debtors and the Homer City Debtors
EIX	Edison International
EME	Edison Mission Energy
EMMT	Edison Mission Marketing & Trading, Inc.
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
GAAP	United States generally accepted accounting principles
GECC	General Electric Capital Corporation
GHG	greenhouse gas
GWh	gigawatt-hours
Homer City	EME Homer City Generation L.P.
Homer City Debtors	three additional EME subsidiaries that filed during the second quarter 2013
Initial Debtors	EME and 16 of its wholly owned subsidiaries, including Midwest Generation
ISO(s)	independent system operator(s)

v

Lehman Brothers	Lehman Brothers Commodity Services, Inc. and Lehman Brothers Holdings, Inc.
LIBOR	London Interbank Offered Rate
LSTC	liabilities subject to compromise
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC
MISO	Midwest Independent Transmission System Operator
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWh	megawatt-hours
NAAQS	National Ambient Air Quality Standard(s)
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NSR	New Source Review
NYISO	New York Independent System Operator
OCI	other comprehensive income (loss)
PJM	PJM Interconnection, LLC
Powerton and Joliet Sale Leaseback	a sale leaseback transaction for the Powerton Station and Units 7 and 8 of the Joliet Station with third-party lessors in August 2000
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
S&P	Standard & Poor's Ratings Services
SCE	Southern California Edison Company
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
Support Agreement	Transaction Support Agreement dated as of December 16, 2012 by and among EME, Edison International, and certain holders of EME's senior unsecured notes
US EPA	United States Environmental Protection Agency
US Treasury Grant(s)	Cash grants, under the American Recovery and Reinvestment Act of 2009
VIE(s)	variable interest entity(ies)

EXPLANATORY NOTE
This quarterly report combines the quarterly reports on Form 10-Q for the three- and six-month periods ended June 30, 2013 of Edison Mission Energy (EME) and Midwest Generation, LLC (Midwest Generation).
EME, an indirect wholly owned subsidiary of Edison International (EIX), is a holding company whose subsidiaries and affiliates are engaged in the business of owning, leasing, operating and selling energy and capacity from independent power production facilities. Midwest Generation, an indirect wholly owned subsidiary of EME, operates and sells energy and capacity at four coal-fired generating stations and two oil-fired generating peakers in Illinois.
As of the date of this filing, EME and 19 of its wholly owned subsidiaries, including Midwest Generation, have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). EME and Midwest Generation remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Information on the cases, including each item filed on the docket, is available at www.edisonmissionrestructuring.com. The information set forth on this web site shall not be deemed to be a part of, or incorporated by reference into, EME's and Midwest Generation's quarterly report on Form 10-Q.
The consolidated financial statements of EME reflect the accounts of EME and its subsidiaries, including Midwest Generation, and are labeled debtor-in-possession to reflect EME's status. Midwest Generation's consolidated financial statements include the accounts of Midwest Generation and its subsidiaries and are labeled debtor-in-possession to reflect Midwest Generation's status. All significant intercompany balances and transactions have been eliminated for each reporting entity. The discussion in this quarterly report and in the notes to the consolidated financial statements generally applies to both EME and Midwest Generation unless otherwise specified as indicated parenthetically next to each corresponding disclosure.
This quarterly report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for EME and Midwest Generation.

(This page has been left blank intentionally.)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues	$315	$324	$622	$667
Operating Expenses
Fuel	141	148	282	270
Plant operations	109	147	207	285
Plant operating leases	19	18	37	37
Depreciation and amortization	71	67	138	135
Loss on disposal and asset retirements	—	1	—	4
Administrative and general	38	43	68	84
Total operating expenses	378	424	732	815
Operating loss	(63)	(100)	(110)	(148)
Other Income (Expense)
Equity in income from unconsolidated affiliates	4	18	12	17
Dividend income	—	11	—	11
Interest income	1	—	1	—
Interest expense	(22)	(85)	(39)	(170)
Total other expense	(17)	(56)	(26)	(142)
Loss from continuing operations before reorganization items and income taxes	(80)	(156)	(136)	(290)
Reorganization items, net	47	—	75	—
Benefit for income taxes	(25)	(81)	(28)	(157)
Loss From Continuing Operations	(102)	(75)	(183)	(133)
Income (Loss) from Operations of Discontinued Subsidiaries, net of tax (Note 13)	18	(29)	17	(53)
Net Loss	(84)	(104)	(166)	(186)
Net Income Attributable to Noncontrolling Interests (Note 3)	(7)	(5)	(14)	(7)
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(91)	$(109)	$(180)	$(193)
Amounts Attributable to Edison Mission Energy Common Shareholder
Loss from continuing operations, net of tax	$(109)	$(80)	$(197)	$(140)
Income (loss) from discontinued operations, net of tax	18	(29)	17	(53)
Net Loss Attributable to Edison Mission Energy Common Shareholder	$(91)	$(109)	$(180)	$(193)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss	$(84)	$(104)	$(166)	$(186)
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	2	—	—	—
Pension and postretirement benefits other than pensions:
Unamortized prior service cost on terminated plan, net of tax	(2)	—	(2)	—
Net gain adjustment, net of tax	1	—	—	1
Amortization of net loss and prior service adjustment included in expense, net of tax	1	—	2	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during the period, net of income tax expense (benefit) of $13 and $(19) for the three months and $14 and $(2) for the six months ended June 30, 2013 and 2012, respectively	25	(28)	27	(3)
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(2) and $6 for the three months and $(1) and $13 for the six months ended June 30, 2013 and 2012, respectively	4	(9)	2	(20)
Other comprehensive income (loss), net of tax	31	(37)	29	(21)
Comprehensive Loss	(53)	(141)	(137)	(207)
Comprehensive Income Attributable to Noncontrolling Interests	(7)	(5)	(14)	(7)
Comprehensive Loss Attributable to Edison Mission Energy Common Shareholder	$(60)	$(146)	$(151)	$(214)

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,056	$888
Accounts receivable—trade	92	73
Receivables from affiliates	6	8
Inventory	121	175
Derivative assets	41	53
Restricted cash and cash equivalents	14	11
Margin and collateral deposits	89	61
Prepaid expenses and other	48	54
Total current assets	1,467	1,323
Investments in Unconsolidated Affiliates	522	534
Property, Plant and Equipment, less accumulated depreciation of $1,566 and $1,431 at respective dates	4,465	4,516
Other Assets
Deferred financing costs	34	44
Long-term derivative assets	22	37
Restricted deposits	113	102
Rent payments in excess of levelized rent expense under plant operating leases	806	836
Other long-term assets	96	128
Total other assets	1,071	1,147
Total Assets	$7,525	$7,520

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts, unaudited)

	June 30, 2013	December 31, 2012
Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$20	$29
Payables to affiliates	32	34
Accrued liabilities and other	115	67
Interest payable	2	1
Current portion of long-term debt	118	307
Short-term debt	—	382
Total current liabilities	287	820
Liabilities subject to compromise	3,981	3,959
Long-term debt net of current portion	1,404	749
Deferred taxes and tax credits, net (Note 7)	82	81
Deferred revenues	519	533
Long-term derivative liabilities	68	118
Other long-term liabilities	505	528
Total Liabilities	6,846	6,788
Commitments and Contingencies (Notes 5, 6, 9 and 10)
Equity
Common stock, par value $0.01 per share (10,000 shares authorized; 100 shares issued and outstanding at each date)	64	64
Additional paid-in capital	1,104	1,095
Retained deficit	(770)	(577)
Accumulated other comprehensive loss	(109)	(138)
Total Edison Mission Energy common shareholder's equity	289	444
Noncontrolling Interests	390	288
Total Equity	679	732
Total Liabilities and Equity	$7,525	$7,520

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(166)	$(186)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Non-cash reorganization items	48	—
Equity in income from unconsolidated affiliates	(12)	(17)
Distributions from unconsolidated affiliates	13	6
Mark to market on interest rate swaps	(5)	—
Depreciation and amortization	151	148
Deferred taxes and tax credits	(15)	(112)
Loss on disposal and asset impairments	—	26
Changes in operating assets and liabilities:
Increase in margin and collateral deposits	(28)	(18)
(Increase) decrease in receivables	(17)	3
Decrease (increase) in inventory	54	(2)
Decrease in prepaid expenses and other	2	3
Increase in restricted cash and cash equivalents	(2)	(4)
Decrease (increase) in rent payments in excess of levelized rent expense	30	(38)
Increase (decrease) in payables, other current liabilities and liabilities subject to compromise	50	(100)
Decrease (increase) in derivative assets and liabilities, net	22	(15)
Decrease (increase) in other operating—assets	1	(4)
Decrease in other operating—liabilities	(41)	(30)
Operating cash flows from continuing operations	85	(340)
Operating cash flows from discontinued operations, net	(2)	(14)
Net cash provided by (used in) operating activities	83	(354)
Cash Flows From Financing Activities
Cash contributions from noncontrolling interests	94	242
Payments on debt	(69)	(25)
Borrowings under short-term debt	—	9
Borrowings under long-term debt	149	99
Cash contribution from EIX related to the tax-allocation agreements	6	—
Cash dividends to noncontrolling interests	(6)	(7)
Payments to affiliates related to stock-based awards	(13)	(12)
Excess tax benefits related to stock-based exercises	2	1
Financing costs	(1)	(7)
Net cash provided by financing activities from continuing operations	162	300
Cash Flows From Investing Activities
Capital expenditures	(85)	(153)
Proceeds from sale of assets	8	1
Proceeds from return of capital and loan repayments from unconsolidated affiliates	6	4
Proceeds from settlement of insurance claims	2	2
Cash settlement with turbine manufacturer	5	—
Investments in and loans to unconsolidated affiliates	(3)	—
Increase in restricted deposits and restricted cash and cash equivalents	(12)	(69)
Investments in other assets	—	(9)
Investing cash flows from continuing operations	(79)	(224)
Investing cash flows from discontinued operations, net	—	(13)
Net cash used in investing activities	(79)	(237)
Net increase (decrease) in cash and cash equivalents from continuing operations	168	(264)
Cash and cash equivalents at beginning of period from continuing operations	888	1,221
Cash and cash equivalents at end of period from continuing operations	1,056	957
Net decrease in cash and cash equivalents from discontinued operations	(2)	(27)
Cash and cash equivalents at beginning of period from discontinued operations	2	79
Cash and cash equivalents at end of period from discontinued operations	$—	$52

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues from Marketing Affiliate	$203	$213	$382	$446
Operating Expenses
Fuel	133	143	267	260
Plant operations	74	120	141	229
Depreciation and amortization	30	32	63	64
Loss on disposal and asset retirements	—	1	—	4
Administrative and general	6	5	11	10
Total operating expenses	243	301	482	567
Operating loss	(40)	(88)	(100)	(121)
Other Income (Expense)
Interest and other income	—	27	—	55
Interest expense	(7)	(8)	(13)	(17)
Total other income (expense)	(7)	19	(13)	38
Loss before reorganization items and income taxes	(47)	(69)	(113)	(83)
Reorganization items, net	26	—	34	—
Provision (benefit) for income taxes	1	(27)	1	(32)
Net Loss	$(74)	$(42)	$(148)	$(51)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss	$(74)	$(42)	$(148)	$(51)
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	4	—	—	—
Pension and postretirement benefits other than pensions
Amortization of net loss and prior service adjustment included in expense, net of tax	—	—	1	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges
Unrealized holding gains (losses) arising during the period, net of income tax expense (benefit) of $2 and $(4) for the three months and $(1) and $8 for the six months ended June 30, 2013 and 2012, respectively	3	(6)	(2)	12
Reclassification adjustments included in net loss, net of income tax expense (benefit) of $(1) and $6 for the three months and $0 and $12 for the six months ended June 30, 2013 and 2012, respectively	3	(9)	1	(19)
Other comprehensive income (loss), net of tax	10	(15)	—	(6)
Comprehensive Loss	$(64)	$(57)	$(148)	$(57)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts, unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$117	$95
Due from affiliates, net (Note 1)	46	40
Inventory	104	165
Interest receivable from affiliate, net (Note 1)	—	—
Derivative assets	1	2
Other current assets	22	20
Total current assets	290	322
Property, Plant and Equipment, less accumulated depreciation of $1,322 and $1,260 at respective dates	2,034	2,078
Notes receivable from affiliate, net (Note 1)	—	—
Other long-term assets	10	28
Total Assets	$2,334	$2,428
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$10	$10
Accrued liabilities	42	18
Due to affiliates	11	3
Interest payable	12	1
Derivative liabilities	5	3
Current portion of lease financings	—	6
Total current liabilities	80	41
Liabilities subject to compromise	545	529
Lease financings, net of current portion	—	2
Deferred taxes, net (Note 7)	—	—
Benefit plans and other long-term liabilities	191	190
Total Liabilities	816	762
Commitments and Contingencies (Notes 6, 9 and 10)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,405	3,405
Accumulated deficit	(1,837)	(1,689)
Accumulated other comprehensive loss	(50)	(50)
Total Member's Equity	1,518	1,666
Total Liabilities and Member's Equity	$2,334	$2,428

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(148)	$(51)
Adjustments to reconcile loss to net cash provided by operating activities:
Non-cash reorganization items	28	—
Depreciation and amortization	63	64
Deferred taxes and tax credits	—	(25)
Loss on disposal and asset impairments	—	4
Changes in operating assets and liabilities:
Decrease in due to/from affiliates, net	2	35
Decrease (increase) in inventory	61	(4)
(Increase) decrease in other current assets	(5)	9
Increase (decrease) in accounts payable, other current liabilities and liabilities subject to compromise	22	(2)
Increase (decrease) in interest payable	11	(3)
Decrease in derivative assets and liabilities, net	1	1
Increase in other operating - liabilities	4	—
Net cash provided by operating activities	39	28
Cash Flows From Financing Activities
Repayments of lease financing	(6)	(58)
Net cash used in financing activities	(6)	(58)
Cash Flows From Investing Activities
Capital expenditures	(12)	(16)
Proceeds from settlement of insurance claims	—	2
Decrease in restricted deposits and restricted cash and cash equivalents	1	2
Repayment of loan from affiliate	—	6
Net cash used in investing activities	(11)	(6)
Net increase (decrease) in cash and cash equivalents	22	(36)
Cash and cash equivalents at beginning of period	95	213
Cash and cash equivalents at end of period	$117	$177

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION ENERGY AND SUBSIDIARIES
MIDWEST GENERATION, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (EME and Midwest Generation, except as noted)
Chapter 11 Cases
EME and Midwest Generation continue to experience operating losses due to low realized energy and capacity prices, high fuel costs, and low generation at the Midwest Generation plants. These operating losses are a continuation of trends initially experienced in the fourth quarter of 2011. These adverse trends coupled with pending interest payments and the need to retrofit the Midwest Generation plants to comply with governmental regulations were expected to exhaust EME's and Midwest Generation's liquidity. Consequently, on December 17, 2012, EME and 16 of its wholly owned subsidiaries, Camino Energy Company, Chestnut Ridge Energy Company, Edison Mission Energy Fuel Services, LLC, Edison Mission Fuel Resources, Inc., Edison Mission Fuel Transportation, Inc., Edison Mission Holdings Co., Edison Mission Midwest Holdings Co., Midwest Finance Corp., Midwest Generation EME, LLC, Midwest Generation, Midwest Generation Procurement Services, LLC, Midwest Peaker Holdings, Inc., Mission Energy Westside, Inc., San Joaquin Energy Company, Southern Sierra Energy Company, and Western Sierra Energy Company (the Initial Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 2, 2013, 3 additional EME subsidiaries, EME Homer City Generation L.P. (Homer City), Homer City Property Holdings Inc., and Edison Mission Finance Company (collectively, the Homer City Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Initial Debtors' chapter 11 cases and the Homer City Debtors' chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under case No. 12-49219 (JPC). The Initial Debtors and the Homer City Debtors are collectively referred to as the Debtor Entities.
The Debtor Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Other than the Debtor Entities, none of EME's other direct or indirect subsidiaries is a debtor in the Chapter 11 Cases. The filing of the Chapter 11 Cases automatically stayed most actions against the Debtor Entities, including actions to enforce the payment of EME's $3.7 billion of unsecured senior notes and Midwest Generation's obligations related to leases of the Powerton Station and Units 7 and 8 of the Joliet Station (the Powerton and Joliet Sale Leaseback). Absent an order from the Bankruptcy Court, substantially all of the Debtor Entities' pre-petition liabilities are subject to settlement under a reorganization plan.
The Bankruptcy Court established June 17, 2013 as the bar date for filing proofs of claim against the Initial Debtors estates. The bar date for the Homer City Debtors has not yet been established. The differences between amounts recorded by the Debtor Entities and the proofs of claims filed by creditors are investigated and resolved through the claims resolution process. This process may take considerable time to complete. The resolution of such claims could result in material adjustments to EME or Midwest Generation's financial statements. For further discussion, see Note 14—Restructuring Activities—Claims.
The filing of the Chapter 11 Cases constitutes an event of default under the Powerton and Joliet Sale Leaseback and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. EME, Midwest Generation, the owner-lessors, and certain of the holders of the pass-through certificates of Midwest Generation's lessor debt (the Certificate Holders) have been engaged in ongoing discussions regarding the ultimate disposition of the leases. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013 and to pay certain professional fees for the owner-lessors and Certificate Holders in exchange for an extension of the deadline to assume or reject the Powerton and Joliet leases and the agreement of the Certificate Holders to forbear and to direct the lease indenture trustee and pass-through trustee to forbear from seeking payment of any administrative claim for rent under the Powerton and Joliet leases (except the monthly partial rental payments of $3.75 million under the agreement) before the earlier of the effective date of a chapter 11 plan for Midwest Generation or a sale of substantially all of the assets of Midwest Generation. The parties filed a motion detailing the terms of this agreement and the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until September 30, 2013.
The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents. For further discussion, see Note 5—Debt and Credit Agreements and Note 9—Commitments and Contingencies—Lease Commitments—Powerton and Joliet Sale Leaseback.
The accompanying consolidated financial statements have been prepared assuming that EME and Midwest Generation will continue as going concerns. Financial statements prepared on this basis assume the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if EME and Midwest Generation were unable to continue as going concerns. EME and Midwest Generation are currently developing a plan for their restructuring, but there is no assurance such a plan will be successfully implemented. EME's and Midwest Generation's ability to continue as going concerns is dependent on many factors, including the successful development of a confirmed plan of reorganization and an emergence from bankruptcy. Uncertainty as to the outcome of these factors raises substantial doubt about EME's and Midwest Generation's ability to continue as going concerns.
Basis of Presentation
There are no material updates to EME's and Midwest Generation's significant accounting policies since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, with the exception of new accounting principles adopted as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year. Except as indicated, amounts reflected in the notes to the consolidated financial statements relate to continuing operations of EME and Midwest Generation. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation pertaining to discontinued operations.
Cash Equivalents
Cash equivalents included money market funds totaling $856 million and $615 million for EME and $99 million and $75 million for Midwest Generation at June 30, 2013 and December 31, 2012, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months.
Inventory
Inventory consisted of the following:

	EME		Midwest Generation
(in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Coal, fuel oil and other raw materials	$62	$123	$59	$119
Spare parts, materials and supplies	59	52	45	46
Total inventory	$121	$175	$104	$165
Notes Receivable from EME (Midwest Generation only)
Notes receivable from EME on Midwest Generation's consolidated balance sheets consisted of the following:

	June 30, 2013			December 31, 2012
(in millions)	Carrying Value	Valuation Allowance	Net	Carrying Value	Valuation Allowance	Net
Current portion of notes receivable from affiliate	$19	$(19)	$—	$12	$(12)	$—
Interest receivable from affiliate	55	(55)	—	55	(55)	—
Notes receivable from affiliate	1,304	(1,304)	—	1,311	(1,311)	—
Total	$1,378	$(1,378)	$—	$1,378	$(1,378)	$—
As a result of the Chapter 11 Cases, EME did not make the scheduled principal and interest payment of $61 million due to Midwest Generation on January 2, 2013 and Midwest Generation recorded a full valuation allowance against its intercompany loan with EME during the fourth quarter of 2012. At December 31, 2012, Midwest Generation ceased accruing interest income associated with the intercompany loan as future payments, if any, made by EME under the loan will be dependent upon the overall resolution of the Chapter 11 Cases. Interest income from affiliates, included in interest and other income on Midwest Generation's consolidated statements of operations, was none and $27 million during the three months ended June 30, 2013 and 2012, respectively, and none and $55 million during the six months ended June 30, 2013 and 2012, respectively.
New Accounting Guidance
Accounting Guidance Adopted in 2013
Offsetting Assets and Liabilities
In December 2011 and December 2012, the Financial Accounting Standards Board (FASB) issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the consolidated balance sheet under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions, and narrative descriptions of setoff rights. EME and Midwest Generation adopted this guidance effective January 1, 2013.
Presentation of Items Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of accumulated other comprehensive income (AOCI). The guidance requires entities to present separately, for each component of other comprehensive income (OCI), current period reclassifications and the remainder of the current-period OCI. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item of net income. EME adopted this guidance effective January 1, 2013.
Accounting Guidance Not Yet Adopted
Joint and Several Liabilities
In February 2013, the FASB issued an accounting standard update which modifies the requirements for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires companies to measure these obligations as the sum of the amount the company has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. This guidance is effective for fiscal years beginning after December 31, 2013. EME and Midwest Generation do not expect this guidance to have a material impact on results of operations.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued an accounting standard update which clarifies that a liability for an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement of the liability with the taxing authority results in the reduction of a net operating loss or tax credit carryforward. The requirement to record a non-cash settlement in a net manner does not affect EME and Midwest Generation's analysis of the realization of deferred tax assets. This guidance is effective for fiscal years beginning after December 31, 2013. EME and Midwest Generation do not expect this guidance to have a material impact on results of operations.

Note 2. Consolidated Statements of Changes in Equity (EME only)
EME's changes in equity for the six months ended June 30, 2013 consisted of the following:

	Edison Mission Energy Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Deficit	AOCI	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$64	$1,095	$(577)	$(138)	$288	$732
Net income (loss)	—	—	(180)	—	14	(166)
OCI, net of tax	—	—	—	29	—	29
Payments to EIX for stock purchases related to stock-based compensation	—	—	(13)	—	—	(13)
Cash contribution from EIX[1]	—	6	—	—	—	6
Excess tax benefits related to stock option exercises	—	2	—	—	—	2
Other stock transactions, net	—	1	—	—	—	1
Contributions from noncontrolling interests[2]	—	—	—	—	94	94
Distributions to noncontrolling interests	—	—	—	—	(6)	(6)
Balance at June 30, 2013	$64	$1,104	$(770)	$(109)	$390	$679

[1]	During the first quarter of 2013, EME received a cash contribution from EIX related to the tax-allocation agreements. For further information, see Note 7—Income Taxes—EME—Effective Tax Rate.

[2]
Funds contributed by third-party investors to Capistrano Wind Partners. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Partners.

EME's changes in equity for the six months ended June 30, 2012 consisted of the following:

	Edison Mission Energy Shareholder's Equity
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$64	$1,327	$365	$(94)	$2	$1,664
Net income (loss)	—	—	(193)	—	7	(186)
OCI, net of tax	—	—	—	(21)	—	(21)
Payments to EIX for stock purchases related to stock-based compensation	—	—	(12)	—	—	(12)
Excess tax benefits related to stock option exercises	—	1	—	—	—	1
Other stock transactions, net	—	2	—	—	—	2
Contributions from noncontrolling interests[1]	—	—	—	—	242	242
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Transfers of assets to Capistrano Wind Partners[2]	—	(21)	—	—	—	(21)
Balance at June 30, 2012	$64	$1,309	$160	$(115)	$244	$1,662

[1]
Funds contributed by third-party investors to Capistrano Wind Partners. For further information, see Note 3—Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Partners.

[2]	Additional paid in capital was reduced by $21 million due to a new tax basis in the assets transferred to Capistrano Wind Partners.

Note 3. Variable Interest Entities (EME only)
Projects or Entities that are Consolidated
At June 30, 2013 and December 31, 2012, EME consolidated 16 and 15 projects, respectively, that have noncontrolling interests held by others. These projects have a total generating capacity of 958 megawatts (MW) and 878 MW, respectively. Projects consolidated at June 30, 2013 increased from December 31, 2012 due to the sale of Edison Mission Wind Inc.'s (Edison Mission Wind) indirect equity interest in the Broken Bow I wind project (80 MW in Nebraska) to Capistrano Wind Partners for $112 million. Edison Mission Wind is a wholly owned subsidiary of EME. Outside investors provided

$94 million of the funding. In determining that EME was the primary beneficiary of the projects that are consolidated, key factors considered were EME's ability to direct commercial and operating activities and EME's obligation to absorb losses of the variable interest entities.
EME's summarized financial information for consolidated projects consisted of the following:

(in millions)	June 30, 2013	December 31, 2012
Current assets	$91	$74
Net property, plant and equipment	1,225	1,117
Other long-term assets	99	90
Total assets	$1,415	$1,281
Current liabilities	$38	$50
Long-term debt net of current portion	229	186
Deferred revenues	154	156
Long-term derivative liabilities	15	23
Other long-term liabilities	46	40
Total liabilities	$482	$455
Noncontrolling interests	$390	$288
Assets serving as collateral for the debt obligations had a carrying value of $636 million and $497 million at June 30, 2013 and December 31, 2012, respectively, and primarily consist of property, plant and equipment. The debt obligations are nonrecourse to EME. For further discussion, see Note 5—Debt and Credit Agreements.
Capistrano Wind Partners
In addition to the Broken Bow I transaction discussed above, in February 2012, Edison Mission Wind sold its indirect equity interests in the Cedro Hill wind project (150 MW in Texas), the Mountain Wind Power I wind project (61 MW in Wyoming), and the Mountain Wind Power II wind project (80 MW in Wyoming) to Capistrano Wind Partners for $346 million. Outside investors provided $238 million of the funding and Mission Energy Holding Company (MEHC) made a $4 million preferred investment. In December 2012, Edison Mission Wind sold its indirect equity interest in the Crofton Bluffs wind project (40 MW in Nebraska) to Capistrano Wind Partners for $58 million. Outside investors provided $46 million of the funding.
Through their ownership of Capistrano Wind Holdings, an indirect subsidiary of EME, Edison Mission Wind and EME's parent company, MEHC, own 100% of the Class A equity interests in Capistrano Wind Partners, and the Class B preferred equity interests are held by outside investors. Under the terms of the formation documents, preferred equity interests receive 100% of the cash available for distribution up to a scheduled amount to target a certain return and thereafter cash distributions are shared. Cash available for distribution includes 90% of the tax benefits realized by MEHC and contributed to Capistrano Wind Partners.
Edison Mission Wind retains indirect beneficial ownership of the common equity in the projects, net of MEHC's preferred investment, and retains responsibilities for managing the operations of Capistrano Wind Holdings and its projects. Accordingly, EME will continue to consolidate these projects. The $378 million contributed by the third-party investors and the $4 million preferred investment made by MEHC are reflected in noncontrolling interests on EME's consolidated balance sheet at June 30, 2013. The transactions between Edison Mission Wind and Capistrano Wind Partners were accounted for as a transfer among entities under common control and, therefore, resulted in no change in the book basis of the transferred assets. However, the transaction did trigger a taxable gain and new tax basis in the assets with a corresponding adjustment to deferred taxes and a reduction to equity.

Note 4. Fair Value Measurements (EME, Midwest Generation)
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk, which was not material as of June 30, 2013 and December 31, 2012 for both EME and Midwest Generation.
Valuation Techniques Used to Determine Fair Value
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
Level 2
The fair value of Level 2 assets and liabilities is determined using the income approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. This level includes over-the-counter derivatives and interest rate swaps.
Over-the-counter derivative contracts are valued using standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges, or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
Level 3
The fair value of Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options and derivative contracts that trade infrequently, such as congestion revenue rights and long-term power agreements.
Assumptions are made in order to value derivative contracts in which observable inputs are not available. Changes in fair value are based on changes to forward market prices, including extrapolation of short-term observable inputs into forecasted prices for illiquid forward periods. In circumstances where fair value cannot be verified with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. Modeling methodologies, inputs, and techniques are reviewed and assessed as markets continue to develop and more pricing information becomes available. The fair value is adjusted when it is concluded that a change in inputs or techniques would result in a new valuation that better reflects the fair value of those derivative contracts.

EME
The following table sets forth EME's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$856	$—	$—	$—	$856
Derivative contracts
Electricity	—	41	32	(10)	63
Natural gas	1	—	—	(1)	—
Total assets	$857	$41	$32	$(11)	$919
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$6	$(11)	$—
Interest rate	—	68	—	—	68
Total liabilities	$—	$73	$6	$(11)	$68

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$615	$—	$—	$—	$615
Derivative contracts
Electricity	—	41	52	(3)	90
Total assets	$615	$41	$52	$(3)	$705
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$6	$1	$(7)	$—
Natural gas	3	—	—	(3)	—
Interest rate	—	118	—	—	118
Total liabilities	$3	$124	$1	$(10)	$118

[1]	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on EME's consolidated balance sheets.
Level 3 Valuation Process
The process of determining fair value of commodity derivative contracts is the responsibility of the risk department, which reports to the chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges, and internal valuation techniques and uses both standard and proprietary models to determine fair value. Each reporting period, the risk and key finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes, and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness. The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for EME's Level 3 assets and liabilities:

	June 30, 2013
	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
	Assets	Liabilities
Electricity
Congestion contracts	$50	$18	Latest auction pricing	Congestion prices	$(8.94) - $13.88	$0.11
Power contracts	14	20	Discounted cash flows	Power prices	$34.24 - $73.00	$41.79
Netting	(32)	(32)
Total	$32	$6

	December 31, 2012
	Fair Value (in millions)		Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
	Assets	Liabilities
Electricity
Congestion contracts	$71	$20	Latest auction pricing	Congestion prices	$(8.93) - $18.03	$0.19
Power contracts	2	2	Discounted cash flows	Power prices	$22.54 - $48.85	$39.62
Netting	(21)	(21)
Total	$52	$1
Level 3 Fair Value Sensitivity
For congestion contracts, generally, an increase (decrease) in congestion prices in the last auction relative to the contract price will increase (decrease) fair value. For power contracts, generally, an increase (decrease) in long-term forward power prices at illiquid locations relative to the contract price will increase (decrease) fair value.
The following table sets forth a summary of changes in the fair value of EME's Level 3 net derivative assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Fair value of net assets at beginning of period	$41	$24	$51	$83
Total realized/unrealized gains (losses)
Included in earnings[1]	(25)	23	(19)	8
Included in AOCI[2]	—	—	—	2
Purchases	10	13	19	19
Settlements	—	(19)	(25)	(20)
Transfers out of Level 3	—	—	—	(51)
Fair value of net assets at end of period	$26	$41	$26	$41
Change during the period in unrealized gains (losses) related to assets and liabilities held at end of period[1]	$(11)	$14	$(17)	$8

[1]	Reported in operating revenues on EME's consolidated statements of operations.

[2]	Included in reclassification adjustments in EME's consolidated statement of OCI.
There were no transfers between levels during the six months ended June 30, 2013 and no transfers between Level 1 and Level 2 during the six months ended June 30, 2012. Significant transfers out of Level 3 into Level 2 occurred in the first quarter of 2012 due to significant observable inputs becoming available as the transactions neared maturity.

Fair Value of Long-term Debt
The carrying amounts and fair values of EME's long-term debt were as follows:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,522	$1,517	$1,056	$1,057
In assessing the fair value of EME's long-term debt, EME primarily uses quoted market prices, except for floating-rate debt for which the carrying amounts were considered a reasonable estimate of fair value. The fair value of EME's long-term debt is classified as Level 2.
The carrying amount of short-term debt at December 31, 2012 approximates fair value.
Midwest Generation
The following table sets forth Midwest Generation's assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2013
(in millions)	Level 1	Level 2	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$99	$—	$—	$99
Derivative contracts
Electricity	—	1	—	1
Total assets	$99	$1	$—	$100
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$5	$—	$5
Total liabilities	$—	$5	$—	$5
	December 31, 2012
(in millions)	Level 1	Level 2	Netting[1]	Total
Assets at Fair Value
Money market funds[2]	$75	$—	$—	$75
Derivative contracts
Electricity	—	2	—	2
Total assets	$75	$2	$—	$77
Liabilities at Fair Value
Derivative contracts
Electricity	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

[1]	Represents the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on Midwest Generation's consolidated balance sheets.
Midwest Generation does not have any Level 3 assets and liabilities. There were no transfers between levels during the six months ended June 30, 2013 and 2012.

Note 5. Debt and Credit Agreements (EME only)
Debt
Debt with recourse to EME totaled $3.7 billion and is classified as part of liabilities subject to compromise (LSTC) as of June 30, 2013 and December 31, 2012. Nonrecourse debt, as summarized below, is debt whereby lenders rely on specific project assets to repay such obligations. The following table summarizes long-term debt (rates and terms as of June 30, 2013), excluding LSTC:

(in millions)	Current Rate[1]	Effective Interest Rate[2]	Maturity Date	June 30, 2013	December 31, 2012
Walnut Creek Energy Term Loan	2.53% LIBOR+2.25%	5.47%	May 2023	$442	$330
WCEP Holdings, LLC Term Loan	4.32% LIBOR+4.0%	7.63%	May 2023	53	52
Big Sky Wind, LLC Vendor financing loan	3.94% LIBOR+3.5%	3.94%	October 2014	226	222
High Lonesome Mesa, LLC Bonds	6.85% Fixed	6.85%	November 2017	66	69
American Bituminous Power Partners, L.P.[3] Bonds	0.14% Fixed	0.14%	October 2017	46	46
Viento Funding II, Inc. Term Loan	3.18% LIBOR+2.75%	5.82%	December 2020	179	191
Tapestry Wind, LLC Term Loan	2.79% LIBOR+2.5%	4.52%	December 2021	205	210
Cedro Hill Wind, LLC Term Loan	3.29% LIBOR+3.0%	6.89%	December 2025	120	125
Laredo Ridge Term Loan	3.03% LIBOR+2.75%	5.90%	March 2026	70	71
Crofton Bluffs Wind, LLC Term Loan[4]	3.16% LIBOR+2.88%	3.61%	December 2027	26	27
Broken Bow Wind, LLC Term Loan[4]	3.15% LIBOR+2.88%	3.65%	December 2027	51	52
Others	Various	Various	Various	38	43
Total debt				$1,522	$1,438
Less: Short-term debt				—	382
Total long-term debt				1,522	1,056
Less: Current maturities of long-term debt				118	307
Long-term debt, net of current portion				$1,404	$749

[1]	London Interbank Offered Rate (LIBOR).

[2]
The effective rate at which interest expense is reflected in the financial statements after the consideration of the current rate of debt and any amounts subject to interest rate swaps. For further discussion, see Note 6—Derivative Instruments and Hedging Activities—Interest Rate Risk Management.

[3]
Principal payments are due annually through October 1, 2017. Interest rates are reset weekly based on current bond yields for similar securities. At June 30, 2013, the outstanding balance is supported by a letter of credit.

[4]
The interest rate swaps for this obligation will expire in December 2013 and forward starting rate swaps will become effective. For additional information, see Note 6—Derivative Instruments and Hedging Activities.

Chapter 11 Cases
The filing of the Chapter 11 Cases constitutes an event of default under various financing documents. In addition to the instruments discussed below, the Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents.

Senior Notes
The filing of the Chapter 11 Cases may constitute an event of default under EME's senior notes and, as a result, the principal and interest due under these debt instruments are immediately due and payable. The creditors are stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code and the obligations related to the senior notes are recorded as part of LSTC. For additional information, see Note 14—Restructuring Activities.
Viento II Financing
In July 2013, EME completed, through its subsidiary, Viento Funding II, Inc., an amendment of its Viento II Financing, a nonrecourse financing of its interests in the Wildorado, San Juan Mesa and Elkhorn Ridge wind projects. The amendment increased the financing amount to $238 million, which included a $202 million 10-year partially amortizing term loan, a $27 million 7-year letter of credit facility, and a $9 million 7-year working capital facility. Interest under the term loan accrues at LIBOR plus 2.75% initially with the rate increasing 0.25% on every fourth anniversary. EME reaffirmed the pledge of its interest in Viento Funding II, Inc. in connection with the amendment but is not a borrower or a guarantor. The amendment cured any possible event of default, and therefore the Viento Funding II debt was classified as a long-term liability on the consolidated balance sheets.
Viento Funding II terminated $78 million amortizing notional amount 3.415% interest rate swap agreements and entered into $96 million amortizing notional amount 3.03% new interest rate swap agreements to hedge the majority of the variable interest rate under the term loan. Viento Funding II also entered into $65 million forward starting interest rate swap agreements at 4.985% to hedge the majority of the final maturity payment of the term loan.
High Lonesome Financing
The filing of the Chapter 11 Cases may have constituted an event of default under the documents governing the issuance of the Series 2010A and 2010B Bonds (the Bonds). In July 2013, the applicable bondholders granted a permanent waiver of default, subject to EME assuming the state production tax credit agreement in the Chapter 11 Cases. On July 15, 2013, EME filed a notice of assumption of the production tax agreement in the Bankruptcy Court. Pursuant to expedited assumption and rejection procedures previously approved by the Bankruptcy Court, EME assumed the agreement effective as of July 15, 2013. Accordingly, the Bonds are classified as long-term at June 30, 2013. As of June 30, 2013, there were $41 million and $25 million outstanding under the Series 2010A and Series 2010B Bonds, respectively, and $11 million of outstanding letters of credit.
Credit Facilities and Letters of Credit
At June 30, 2013, letters of credit under EME's and its subsidiaries' credit facilities aggregated $244 million and were scheduled to expire as follows: $51 million in 2013, $123 million in 2014, $20 million in 2017, $19 million in 2018, $18 million in 2021, and $13 million in 2022. Standby letters of credit include $30 million issued in connection with the power purchase agreement with Southern California Edison Company (SCE), an affiliate of EME, under the Walnut Creek credit facility. At June 30, 2013, EME had $45 million of cash collateral supporting its standby letters of credit, including cash collateral under Edison Mission Wind's $75 million letter of credit facility which was completed in April 2013 and expires on April 30, 2016. Certain letters of credit are subject to automatic annual renewal provisions.
On February 20, 2013, the Bankruptcy Court approved an agreement between EME and DNB Bank, the lender pursuant to EME's secured letter of credit facility. Pursuant to this agreement, DNB Bank has agreed to forbear from sending notices of non-renewal to beneficiaries of outstanding letters of credit and to allow existing letters of credit to renew automatically in accordance with their terms. In exchange, EME consented to lift the automatic stay to permit DNB Bank to setoff any obligations due and owing under the applicable documents against EME's cash collateral.
Big Sky Turbine Financing
In October 2009, EME's subsidiary, Big Sky Wind, LLC (Big Sky), entered into turbine financing arrangements with the turbine manufacturer Suzlon Wind Energy Corporation (Suzlon) for wind turbine purchase obligations related to the 240 MW Big Sky wind project. The loan associated with the financing arrangements has a five-year final maturity. However, the satisfaction of certain criteria, including project performance and absence of serial defects, may trigger earlier repayment. In September 2012, Suzlon sued Big Sky in New York federal court seeking a declaratory judgment that the early repayment provisions had been satisfied and that Big Sky should be required to repay the loan in full in February 2013. Big Sky answered Suzlon's complaint, denied the allegations and counterclaimed. The counterclaim alleged that certain serial defects existing in the turbine equipment supplied by Suzlon precluded application of the early repayment provisions. The litigation is pending in New York federal court. The Big Sky loan is secured by a leasehold mortgage on the project's real property assets, a pledge of all other collateral of the Big Sky wind project, as well as a cash reserve account into which one-third of distributable cash flow, if any, of the Big Sky wind project is to be deposited on a monthly basis. The loan is also secured by pledges of Big Sky's direct and indirect ownership interests in the project, but is nonrecourse to EME. For further details regarding consolidated assets pledged as security for debt obligations, see Note 3—Variable Interest Entities.
As of June 30, 2013, $226 million was outstanding under the vendor financing loan at an effective interest rate of 3.94%. EME has been in discussions with Suzlon regarding a potential sale of EME's interest in the Big Sky wind project in exchange for forgiveness of debt and other consideration. These discussions are ongoing and EME has not made any decisions with respect to a potential sale. As a result, Big Sky's long-lived assets, consisting of property, plant and equipment and deferred revenue, were evaluated for impairment under the Held for Use model of Accounting Standards Codification 360 Property, Plant, and Equipment (ASC 360). The probability weighted future undiscounted cash flows associated with this asset group exceeded its carrying value at June 30, 2013 and consequently no impairment has been recognized. If EME and Suzlon do agree upon a sale transaction under terms similar to those currently under discussion, EME would record a material loss. If EME and Suzlon do not agree upon a sale transaction, Big Sky will need to arrange alternative financing, if available, to repay the loan at maturity or reach agreement with the lender to extend the maturity date of the loan. EME does not intend to make an investment in the project and is under no obligation to do so. If a restructuring of the loan or a sale effort is unsuccessful, Suzlon may foreclose on the project resulting in a write-off of the entire investment in the project. At June 30, 2013, EME's investment in the Big Sky wind project consisted of assets of $459 million and liabilities of $370 million.
Walnut Creek
Walnut Creek, a 490 MW gas-fired peaker plant, achieved commercial operation during the second quarter 2013, and accordingly, EME completed, through two wholly owned subsidiaries, Walnut Creek Energy and WCEP Holdings, LLC, the conversion of its nonrecourse financings from construction loans to 10-year amortizing term loans. Walnut Creek started earning revenues under its long-term purchase power agreement in June 2013.

Note 6. Derivative Instruments and Hedging Activities (EME, Midwest Generation)
EME and Midwest Generation use derivative instruments to reduce their exposure to market risks that arise from price fluctuations of electricity, capacity, fuel, emission allowances, transmission rights, and interest rates. The derivative financial instruments vary in duration, ranging from a few days to several years, depending upon the instrument. To the extent that EME and Midwest Generation do not use derivative instruments to hedge these market risks, the unhedged portions will be subject to the risks and benefits of spot market price movements.
Risk management positions may be designated as cash flow hedges or economic hedges, which are derivatives that are not designated as cash flow hedges. Economic hedges are accounted for at fair value on EME's and Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes recorded on the consolidated statements of operations. For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on EME's and Midwest Generation's consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in AOCI until reclassified into earnings when the related forecasted transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.
Derivative instruments that are utilized by EME for trading purposes are measured at fair value and included on the consolidated balance sheets as derivative assets or liabilities, with offsetting changes recognized in operating revenues on the consolidated statements of operations.
Where EME's and Midwest Generation's derivative instruments are subject to a master netting agreement or contain collateral deposit requirements and the criteria of authoritative guidance are met, EME presents its derivative assets and liabilities on a net basis on its consolidated balance sheets. EME's and Midwest Generation's master netting agreements allow for the right of offset for contracts with physical settlement. They do not allow for cross commodity settlement unless all positions are liquidated.
Since EME's and Midwest Generation's credit ratings are below investment grade, EME and its subsidiaries have provided collateral in the form of cash and letters of credit for the benefit of derivative counterparties and brokers. The amount of margin and collateral deposits generally varies based on changes in fair value of the related positions. Future changes in power prices could expose EME and Midwest Generation to additional collateral postings.

EME's and Midwest Generation's approach to trading and risk management depends, in part, on the ability to use clearing brokers to enter into market transactions. As a result of their financial position, EME and Midwest Generation have limited access to enter into such transactions and have been subject to increased initial collateral and margin requirements. There is no assurance that EME and Midwest Generation will continue to be able to utilize clearing brokers. If EME and Midwest Generation become unable to utilize clearing brokers, they may seek to execute bilateral transactions with third parties which could be unavailable on commercially reasonable terms or at all.
Notional Volumes of Derivative Instruments
The following table summarizes notional volumes of derivatives used for hedging and trading activities:

				June 30, 2013
				Cash Flow Hedges			Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME	Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/ Futures	Sales, net	GWh[1]	1,816	—	1,816	19	29	48	[2]	—
Electricity	Forwards/ Futures	Purchases, net	GWh	—	—	—	—	—	—		334
Electricity	Congestion	Purchases, net	GWh	—	—	—	—	151	151	[4]	296,064	[4]
Fuel oil	Forwards/Futures	Sales, net	barrels	—	—	—	—	—	—		45,000
Weather	Forwards/ Futures	Purchases, net	CDD[1]	—	—	—	—	—	—		20,000

				December 31, 2012
				Cash Flow Hedges			Economic Hedges				Trading Activities
Commodity	Instrument	Classification	Unit of Measure	Midwest Generation	Other EME Sub- sidiaries	EME	Midwest Generation	Other EME Sub- sidiaries	EME		Other EME Sub- sidiaries
Electricity	Forwards/Futures	Sales, net	GWh	3,615	—	3,615	1	47	48	[2]	—
Electricity	Forwards/Futures	Purchases, net	GWh	—	—	—	—	—	—		492
Electricity	Capacity	Purchases, net	GW-Day[1]	—	—	—	—	—	—		60	[3]
Electricity	Congestion	Purchases, net	GWh	—	—	—	—	263	263	[4]	268,529	[4]
Natural gas	Forwards/Futures	Sales, net	bcf[1]	—	—	—	—	—	—		9.9

[1]	gigawatt-hours (GWh); gigawatts-day (GW-Day); billion cubic feet (bcf); cooling degree day (CDD).

[2]
These positions adjust financial and physical positions, or day-ahead and real-time positions to reduce costs or increase gross margin. The net sales positions of these categories are primarily related to hedge transactions that are not designated as cash flow hedges.

[3]	Hedge transactions for capacity result from bilateral trades. Capacity sold in the PJM Interconnection, LLC Reliability Pricing Model (PJM RPM) auction is not accounted for as a derivative.

[4]
Congestion contracts include financial transmission rights, transmission congestion contracts, or congestion revenue rights. These positions are similar to a swap, where the buyer is entitled to receive a stream of revenues (or charges) based on the hourly day-ahead price differences between two locations.

EME
Interest Rate Risk Management
EME mitigates the risk of interest rate fluctuations for a number of its project financings by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options, or other hedging mechanisms.
Through June 30, 2013, as a result of the Chapter 11 Cases and the short-term forbearance agreements that had been executed with the lenders and the EME subsidiary borrowers, EME could no longer conclude it was probable that the future interest payments associated with the Viento II Financing would occur. Accordingly, the cash flow hedges associated with these interest rate swaps were prospectively discontinued. EME recorded unrealized gains of $4 million and $5 million during the three and six months ended June 30, 2013, respectively, in interest expense on the consolidated statements of operations representing changes in the fair value of discontinued interest rate swaps. In July 2013, the Viento II Financing was amended to remove the uncertainty around future interest payments. For additional information, see Note 5—Debt and Credit Agreements.

The following table summarizes EME's interest rate swaps:

				Notional Value (in millions)
	Effective Date	Expiration Date	Fixed Swap Rate Paid	June 30, 2013	December 31, 2012
Project Financing
Viento Funding II	June 2009	June 2016	3.18%	$55	$65
Viento Funding II	March 2011	December 2020	3.42%	108	108
Cedro Hill	December 2010	December 2025	4.29%	108	112
Laredo Ridge	March 2011	March 2026	3.46%	63	64
Tapestry	December 2011	December 2021	2.21%	184	189
Broken Bow	December 2012	December 2013	0.83%	46	47
Crofton Bluffs	December 2012	December 2013	0.78%	24	24
Walnut Creek Energy[1]	November 2011	May 2013	0.81%	—	181
Walnut Creek Energy[1]	June 2013	May 2023	3.54%	398	—
WCEP Holdings[1]	July 2011	May 2013	0.79%	—	26
WCEP Holdings[1]	June 2013	May 2023	4.00%	48	—
Forward Starting Swaps
Broken Bow	December 2013	December 2027	2.96%	45	45
Crofton Bluffs	December 2013	December 2027	2.75%	23	23
Tapestry	December 2021	December 2029	3.57%	60	60

[1]
During the second quarter of 2013, the existing interest rate swaps for the Walnut Creek Project expired and, in conjunction with the conversion to term loans, the forward starting swaps became effective.

Summary of Derivative Instruments
The following table summarizes EME's derivative instruments, including amounts offset by collateral and under master netting agreements:

	June 30, 2013
	Short Term			Long Term
(in millions)	Gross	Netting and Collateral	Subtotal	Gross	Netting and Collateral	Subtotal	Net
Assets
Electricity contracts	$135	$(94)	$41	$43	$(21)	$22	$63
Natural gas contracts	27	(27)	—	3	(3)	—	—
Coal contracts	1	(1)	—	—	—	—	—
Total assets	$163	$(122)	$41	$46	$(24)	$22	$63
Liabilities
Electricity contracts	$96	$(96)	$—	$20	$(20)	$—	$—
Natural gas contracts	25	(25)	—	3	(3)	—	—
Coal contracts	1	(1)	—	—	—	—	—
Total derivatives subject to a master netting agreement	$122	$(122)	$—	$23	$(23)	$—	$—
Total derivatives not subject to a master netting agreement[1]	—	—	—	68	—	68	68
Total liabilities	$122	$(122)	$—	$91	$(23)	$68	$68
1    EME's interest rate swaps are not subject to master netting agreements and do not require EME to post collateral.

	December 31, 2012
	Short Term			Long Term
(in millions)	Gross	Netting and Collateral	Subtotal	Gross	Netting and Collateral	Subtotal	Net
Assets
Electricity contracts	$120	$(67)	$53	$52	$(15)	$37	$90
Natural gas contracts	33	(33)	—	1	(1)	—	—
Coal contracts	2	(2)	—	—	—	—	—
Total assets	$155	$(102)	$53	$53	$(16)	$37	$90
Liabilities
Electricity contracts	$71	$(71)	$—	$15	$(15)	$—	$—
Natural gas contracts	36	(36)	—	1	(1)	—	—
Coal contracts	2	(2)	—	—	—	—	—
Total derivatives subject to a master netting agreement	$109	$(109)	$—	$16	$(16)	$—	$—
Total derivatives not subject to a master netting agreement[1]	—	—	—	118	—	118	118
Total liabilities	$109	$(109)	$—	$134	$(16)	$118	$118

[1]	EME's interest rate swaps are not subject to master netting agreements and do not require EME to post collateral.
EME's subsidiaries have posted $89 million and $61 million cash margin in the aggregate with various counterparties at June 30, 2013 and December 31, 2012, respectively, to support hedging and trading activities. The cash margin posted is required by counterparties as an initial collateral deposit and cannot be offset against the fair value of open contracts except in the event of default. EME's exposure is composed of $65 million and $44 million of net accounts receivable at June 30, 2013 and December 31, 2012, respectively. For positions subject to a master netting agreement, EME is in a net asset position, and in the event of default, cash collateral would be returned to EME. EME did not have any collateral received from counterparties as of June 30, 2013 and December 31, 2012.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of EME's AOCI:

	Six Months Ended June 30,
	2013		2012
(in millions)	Commodity Contracts	Interest Rate Contracts	Commodity Contracts	Interest Rate Contracts
Beginning of period derivative gains (losses)	$(1)	$(118)	$35	$(90)
Effective portion of changes in fair value	(3)	44	19	(24)
Reclassification to operating revenues	1	—	(33)	—
Reclassification to interest expense	—	2	—	—
End of period derivative gains (losses)[1]	$(3)	$(72)	$21	$(114)

[1]
Unrealized derivative gains (losses) are before income taxes. Amounts recorded in AOCI include commodity and interest rate contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.

EME recorded net gains (losses) of $(1) million and none during the second quarter of 2013 and 2012, respectively, and $(1) million and $1 million during the six months ended June 30, 2013 and 2012, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness. EME also reclassified $2 million of unrealized losses in AOCI to interest expense on the consolidated statements of operations in the six months ended June 30, 2013 due to the discontinuation of the Viento II interest rate swaps.
The effect of realized and unrealized gains from derivative instruments used for economic hedging and trading purposes on the consolidated statements of operations is presented below:

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Income Statement Location	2013	2012	2013	2012
Economic hedges	Operating revenues	$(2)	$6	$(2)	$17
	Fuel	—	(6)	—	(1)
Trading activities	Operating revenues	13	30	42	50
Midwest Generation
Summary of Derivative Instruments
The following table summarizes Midwest Generation's commodity short-term derivative instruments for non-trading purposes, including amounts offset by collateral and under master netting agreements:

	June 30, 2013			December 31, 2012
(in millions)	Gross	Netting and Collateral	Net	Gross	Netting and Collateral	Net
Assets
Electricity contracts	$10	$(9)	$1	$12	$(10)	$2
Liabilities
Electricity contracts	$14	$(9)	$5	$13	$(10)	$3
Midwest Generation does not have any long-term derivative assets and liabilities at June 30, 2013 and December 31, 2012.

Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of Midwest Generation's AOCI:

	Six Months Ended June 30,
(in millions)	2013	2012
Beginning of period derivative gains (losses)	$(2)	$34
Effective portion of changes in fair value	(3)	20
Reclassification to operating revenues	1	(31)
End of period derivative gains (losses)[1]	$(4)	$23

[1]	Unrealized derivative gains (losses) are before income taxes. Amounts recorded in AOCI include commodity contracts. For additional information, see Note 11—Accumulated Other Comprehensive Loss.
Midwest Generation recorded net gains (losses) of $(1) million and $1 million during the second quarter of 2013 and 2012, respectively, and $(1) million and $2 million during the six months ended June 30, 2013 and 2012, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

(in millions)	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Economic hedges	Operating revenues	$(2)	$5	$(2)	$16
	Fuel	—	(6)	—	(1)

Note 7. Income Taxes (EME, Midwest Generation)
EME
Effective Tax Rate
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate to the income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Loss from continuing operations before income taxes	$(127)	$(156)	$(211)	$(290)
Benefit for income taxes at federal statutory rate of 35%	$(45)	$(54)	$(74)	$(101)
Increase (decrease) in income tax from
State tax - net of federal benefit	(8)	(5)	(15)	(18)
Change in valuation allowance	48	—	105	—
Production tax credits, net	(21)	(17)	(42)	(36)
Taxes on income allocated to noncontrolling interests	(3)	(5)	(6)	(4)
Other	4	—	4	2
Total benefit for income taxes from continuing operations	$(25)	$(81)	$(28)	$(157)
Effective tax rate	20%	52%	13%	54%

Estimated state income tax benefits allocated from EIX for the three and six months ended June 30, 2013 and 2012 were none and $1 million, respectively, and $2 million and $5 million, respectively.
EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. During the first six months of 2013, EME received a net tax-allocation payment from EIX of approximately $6 million under the tax-allocation agreements. This cash receipt was treated as an equity contribution as it was a partial payment for tax benefits previously recorded as non-cash distributions. At December 31, 2012, $222 million of tax benefits generated by EME that had been utilized in the EIX consolidated tax return on a statutory basis and for which, under the tax-allocation agreements as applied, EME had not yet, and may never be, entitled to be paid were accounted for as non-cash distributions to EME's parent.
Without objectively verifiable evidence supporting the taxable income forecast of the EIX consolidated tax group during 2013, EME is not currently able to determine whether it is more likely than not that future tax-sharing payments will occur. Accordingly, EME's deferred tax asset valuation allowance increased to $549 million at June 30, 2013 from $444 million at December 31, 2012.
Tax Dispute
The Internal Revenue Service examination phase of tax years 2003 through 2006, which included a proposed adjustment related to EME, was completed in the fourth quarter of 2010. The proposed adjustment increases the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $203 million, including interest and penalties through June 30, 2013 (the Internal Revenue Service has asserted a 40% penalty for understatement of tax liability related to this matter). EME disagrees with the proposed adjustment and filed a protest with the Internal Revenue Service in the first quarter of 2011. The appeals process to date has not resulted in a change in the proposed adjustment by the Internal Revenue Service. EME continues to seek resolution through the appeals process and has requested technical advice from the Internal Revenue Service National Office.
Midwest Generation
Effective Tax Rate
The table below provides a reconciliation of income tax benefit computed at the federal statutory income tax rate to the income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Loss before income taxes	$(73)	$(69)	$(147)	$(83)
Benefit for income taxes at federal statutory rate of 35%	$(25)	$(24)	$(51)	$(29)
Increase (decrease) in income tax from
State tax, net of federal benefit	(4)	(3)	(8)	(4)
Change in valuation allowance	30	—	60	—
Other	—	—	—	1
Total provision (benefit) for income taxes	$1	$(27)	$1	$(32)
Effective tax rate	*	39%	*	39%

*	Not meaningful.
As a result of the recently recognized losses and the indications of expected future losses, Midwest Generation increased its deferred tax valuation allowance to $593 million at June 30, 2013 from $533 million at December 31, 2012. At December 31, 2012, $106 million of tax benefits that would have been collected by Midwest Generation in a hypothetical tax return prepared on a separate return basis but was not collectible under Midwest Generation's tax-allocation agreement were accounted for as non-cash distributions to Midwest Generation's parent. Midwest Generation's tax-allocation agreement only permits the use of net operating losses to offset future taxable income and does not include the right to receive payments.

Note 8. Compensation and Benefit Plans (EME and Midwest Generation, except as noted)
Pension Plans and Postretirement Benefits Other than Pensions
Pension Plans
During the six months ended June 30, 2013, EME and Midwest Generation made contributions of $7 million and $3 million, respectively, and during the remainder of 2013, expect to make $8 million and $5 million of additional contributions, respectively.
The following were components of pension expense:

	Three Months Ended June 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$2	$—	$2	$3	$1	$4
Interest cost	2	1	3	2	1	3
Expected return on plan assets	(2)	(1)	(3)	(3)	—	(3)
Net amortization	—	2	2	1	1	2
Total expense	$2	$2	$4	$3	$3	$6

[1]	Excludes Homer City.

	Six Months Ended June 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$6	$1	$7	$7	$1	$8
Interest cost	4	2	6	4	2	6
Expected return on plan assets	(5)	(1)	(6)	(5)	(1)	(6)
Net amortization	1	2	3	1	2	3
Total expense	$6	$4	$10	$7	$4	$11

[1]	Excludes Homer City.
Postretirement Benefits Other Than Pensions
During the six months ended June 30, 2013, EME and Midwest Generation made no contributions and during the remainder of 2013 expect to make $2 million and $1 million of additional contributions, respectively.
The following were components of postretirement benefits expense:

	Three Months Ended June 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$0.3	$0.3	$0.6	$0.4	$0.2	$0.6
Interest cost	0.6	0.4	1.0	0.7	0.4	1.1
Net amortization	0.4	(0.1)	0.3	0.4	(0.1)	0.3
Total expense	$1.3	$0.6	$1.9	$1.5	$0.5	$2.0

[1]	Excludes Homer City.

	Six Months Ended June 30,
	2013			2012
(in millions)	Midwest Generation	Other EME Sub- sidiaries[1]	EME	Midwest Generation	Other EME Sub- sidiaries[1]	EME
Service cost	$0.6	$0.6	$1.2	$0.8	$0.4	$1.2
Interest cost	1.2	0.8	2.0	1.4	0.8	2.2
Net amortization	0.8	(0.2)	0.6	0.8	(0.1)	0.7
Total expense	$2.6	$1.2	$3.8	$3.0	$1.1	$4.1

[1]	Excludes Homer City.
Effective May 1, 2013, Homer City terminated further access and company subsidy of postretirement medical, dental, vision and life insurance coverage. For further discussion, see Note 13—Discontinued Operations.
Transfer of Certain Postretirement Benefits to EIX (EME only)
During 2012, EME transferred the executive deferred compensation and executive postretirement benefit liabilities related to active employees to EIX. EME agreed to fund changes to the projected benefit obligation of the executive postretirement benefits and the employer portion of the executive deferred compensation plan through EME's emergence from bankruptcy. During the six months ended June 30, 2013, EME funded $3 million in connection with this agreement.

Note 9. Commitments and Contingencies (EME and Midwest Generation, except as noted)
Lease Commitments
Powerton and Joliet Sale Leaseback
Covenants in the Powerton and Joliet Sale Leaseback documents include restrictions on the ability of EME and Midwest Generation to, among other things, incur debt, create liens on their property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting their ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose.
The filing of the Chapter 11 Cases constitutes an event of default under the Powerton and Joliet Sale Leaseback and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. Prior to the filing of the Chapter 11 Cases, EME and Midwest Generation had entered into a forbearance agreement with the owner-lessors, the owner-lessors' equity owners, and the Certificate Holders. Under the terms of the forbearance agreement, Midwest Generation did not make the scheduled lease payment of $76 million on January 2, 2013, but on February 15, 2013, did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. This forbearance agreement has expired. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013, in lieu of the scheduled $76 million lease payment due on July 2, 2013. In addition, the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until September 30, 2013.
Each lease sets forth a termination value payable upon certain circumstances, which generally declines over time. A default under the terms of the Powerton and Joliet leases could result in foreclosure and a loss by Midwest Generation of its lease interest in the plant. In addition, under certain circumstances, a default would trigger obligations under EME's guarantee of such leases. These events could have an adverse effect on EME's and Midwest Generation's results of operations and financial position.
Operating Lease Commitments
At June 30, 2013, Midwest Generation had future minimum operating lease payments totaling approximately $4 million, which consists of $2 million for the remainder of 2013, $1 million for 2014, and $1 million for 2015. Future minimum operating lease commitments decreased from December 31, 2012 primarily due to amended contracts and the rejection of executory contracts in connection with the Chapter 11 Cases.

Other Commitments
Fuel Supply Contracts
At June 30, 2013, Midwest Generation had commitments to purchase coal from third-party suppliers at fixed prices, subject to adjustment clauses. These commitments under existing agreements are estimated to aggregate $312 million, which consists of: $162 million for the remainder of 2013 and $150 million for 2014. Midwest Generation has the right to reject these fuel supply contracts in connection with the Chapter 11 Cases. In July 2013, Midwest Generation entered into additional contractual agreements for the purchase of coal. These commitments are estimated to be $35 million for the remainder of 2013.
Capital Commitments
At June 30, 2013, Midwest Generation had firm commitments to spend approximately $4 million during the remainder of 2013 for capital expenditures.
Other Contractual Obligations
At June 30, 2013, Midwest Generation had contractual commitments for the purchase of materials used in the operation of environmental controls equipment. These commitments are estimated to aggregate $25 million, which consists of $8 million for the remainder of 2013 and $17 million for 2014.
Guarantees and Indemnities
EME and certain of its subsidiaries have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below include performance guarantees.
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, EME and Midwest Generation agreed to indemnify Commonwealth Edison Company (Commonwealth Edison) with respect to specified environmental liabilities before and after December 15, 1999, the date of sale. The indemnification obligations are reduced by any insurance proceeds and tax benefits related to such indemnified claims and are subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the Powerton and Joliet Sale Leaseback, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities are not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised EME that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—Midwest Generation New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Except as discussed below, EME and Midwest Generation have not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the Asset Sale Agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate); pursuant to the automatic renewal provision, the supplemental agreement has been extended until February 2014. There were approximately 260 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at June 30, 2013. Midwest Generation had $53 million recorded in LSTC at June 30, 2013 related to this contractual indemnity. For discussion of LSTC, see Note 14—Restructuring Activities.
Indemnities Related to the Homer City Plant (EME only)
In connection with the 1999 acquisition of the Homer City plant from New York State Electric & Gas Corporation (NYSEG) and Pennsylvania Electric Company (Penelec) (the sellers), Homer City agreed to indemnify the sellers with respect to specified environmental liabilities before and after the date of sale. EME guaranteed this indemnity obligation of Homer City. In connection with Homer City's divestiture of assets to an affiliate of General Electric Capital Corporation (GECC) on December 14, 2012, EME re-affirmed its guaranty to NYSEG and Penelec. Also in connection with the recent asset transfer to the GECC affiliate, all operative documents with respect to Homer City's sale leaseback (including all EME indemnities in favor of the former owner-lessors) were terminated. In connection with the transfer, the GECC affiliate did not assume (and Homer City retained) liabilities for monetary fines and penalties for violations of environmental laws or environmental permits prior to the closing date. EME has not recorded a liability related to this indemnity. For discussion of the New Source Review lawsuit filed against Homer City, see "—Contingencies—Homer City New Source Review and Other Litigation."
Indemnities Provided under Asset Sale and Sale Leaseback Agreements
The asset sale agreements for the sale of EME's international assets contain indemnities from EME to the purchasers, including indemnification for taxes imposed with respect to operations of the assets prior to the sale and for pre-closing environmental liabilities. Not all indemnities under the asset sale agreements have specific expiration dates. At June 30, 2013, EME had $19 million recorded in LSTC related to these matters. For discussion of LSTC, see Note 14—Restructuring Activities.
In connection with the Powerton and Joliet Sale Leaseback and, previously, a sale leaseback transaction related to the Collins Station in Illinois, EME, Midwest Generation, and another wholly owned subsidiary of EME entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Midwest Generation, as the lessee in the Powerton and Joliet Sale Leaseback, agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. Although the Collins Station lease terminated in April 2004, Midwest Generation's indemnities in favor of its former lease equity investors are still in effect. EME provided similar indemnities in the Powerton and Joliet Sale Leaseback. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, EME and Midwest Generation cannot determine a range of estimated obligations which would be triggered by a valid claim from the owner-lessors. EME and Midwest Generation have not recorded a liability for these matters.
Other Indemnities
EME and Midwest Generation provide other indemnifications through contracts entered into in the normal course of business. These include, among other things, indemnities for specified environmental liabilities and for income taxes with respect to assets sold. EME's and Midwest Generation's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances, EME and Midwest Generation may have recourse against third parties. EME and Midwest Generation cannot determine a range of estimates and have not recorded a liability related to these indemnities.
Contingencies
In addition to the matters disclosed in these notes, EME and Midwest Generation are involved in other legal, tax, and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. EME and Midwest Generation believe the outcome of these other proceedings, individually and in the aggregate, will not materially affect their results of operations or liquidity.
Midwest Generation New Source Review and Other Litigation
In August 2009, the United States Environmental Protection Agency (US EPA) and the State of Illinois filed a complaint in the United States District Court for the Northern District of Illinois alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration (PSD) requirements and of the New Source Performance Standards of the Clean Air Act (CAA), including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology (BACT) emission rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation per day, the complaint called for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at all units subject to the complaint and other remedies. The remedies sought by the plaintiffs in the lawsuit could go well beyond the requirements of the Combined Pollutant Standard (CPS). Several Chicago-based environmental action groups intervened in the case.
Nine of the ten PSD claims raised in the complaint have been dismissed, along with claims related to alleged violations of Title V of the CAA, to the extent based on the dismissed PSD claims, and all claims asserted against Commonwealth Edison and EME. The dismissals were affirmed by the Seventh Circuit Court of Appeals in July 2013. The court denied a motion to dismiss a claim by the Chicago-based environmental action groups for civil penalties in the remaining PSD claim but noted that the plaintiffs will be required to convince the court that the statute of limitations should be equitably tolled. The court did not address other counts in the complaint that allege violations of opacity and particulate matter limitations under the Illinois State Implementation Plan and Title V of the CAA. In February 2012, certain of the environmental action groups that had intervened in the case entered into an agreement with Midwest Generation to dismiss without prejudice all of their opacity claims as to all defendants. The agreed upon motion to dismiss was approved by the court on March 26, 2012.
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the United States District Court for the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. Midwest Generation's motions to dismiss the cases were denied in August 2012, following which the plaintiffs filed amended complaints alleging substantially similar claims and requesting similar relief. Midwest Generation has filed motions to dismiss the amended complaints, and these complaints are stayed as a result of the Chapter 11 Cases.
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County, and Waukegan generating stations. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief, and remediation. The matter is currently stayed as a result of the Chapter 11 Cases, although that stay was lifted in part in April 2013 so that the proceedings may continue for the sole purpose of adjudicating Midwest Generation's motion to dismiss the complaint.
In December 2012, the Sierra Club filed a complaint before the Illinois Pollution Control Board against Midwest Generation, alleging violations of sulfur dioxide (SO2) emissions standards at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint is based on alleged violations of the US EPA National Ambient Air Quality Standards (NAAQS) regulations for 1-hour SO2, which have not yet been incorporated into any specific state implementation plan in Illinois. The complaint requests the imposition of civil penalties, injunctive relief, and the imposition of further reductions on SO2 emissions to offset past emissions. The complaint is now stayed as a result of the Chapter 11 Cases.
Adverse decisions in these cases could involve penalties, remedial actions, and damages that could have a material impact on the financial condition and results of operations of Midwest Generation and EME. EME cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or EME's and Midwest Generation's results of operations, financial position, or cash flows. EME and Midwest Generation have not recorded a liability for these matters.
Homer City New Source Review and Other Litigation (EME only)
In January 2011, the US EPA filed a complaint in the United States District Court for the Western District of Pennsylvania against Homer City, the sale leaseback owner participants of the Homer City plant, and two prior owners of the Homer City plant. The complaint alleged violations of the PSD and Title V provisions of the CAA as a result of projects in the 1990s performed by prior owners without PSD permits and the subsequent failure to incorporate emissions limitations that meet BACT into the station's Title V operating permit. In addition to seeking penalties ranging from $32,500 to $37,500 per violation per day, the complaint called for an injunction ordering Homer City to install controls sufficient to meet BACT emission rates at all units subject to the complaint and for other remedies. The PADEP, the State of New York, and the State of New Jersey intervened in the lawsuit. In October 2011, all of the claims in the US EPA's lawsuit were dismissed with prejudice. An appeal of the dismissal is pending before the United States Court of Appeals for the Third Circuit.
Also in January 2011, two residents filed a complaint in the United States District Court for the Western District of Pennsylvania, on behalf of themselves and all others similarly situated, against Homer City, the sale leaseback owner participants of the Homer City plant, two prior owners of the Homer City plant, EME, and EIX, claiming that emissions from the Homer City plant had adversely affected their health and property values. The plaintiffs sought to have their suit certified as a class action and requested injunctive relief, the funding of a health assessment study and medical monitoring, as well as compensatory and punitive damages. In October 2011, the claims in the purported class action lawsuit that were based on the federal CAA were dismissed with prejudice, while state law statutory and common law claims were dismissed without prejudice to re-file in state court should the plaintiffs choose to do so. EME does not know whether the plaintiffs will file a complaint in state court.

Adverse decisions in these cases could involve penalties, remedial actions, and damages. EME cannot predict the outcome of these matters or estimate the impact on its results of operations, financial position, or cash flows. EME has not recorded a liability for these matters.
Environmental Remediation
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of EME's existing facilities, including the Midwest Generation plants, and affect the timing, cost, location, design, construction, and operation of new facilities by EME's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations.
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or similar laws for the investigation and remediation of contaminated property, EME and Midwest Generation accrue a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $8 million at June 30, 2013 for estimated environmental investigation and remediation costs for two stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work, and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. EME and Midwest Generation also have identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, EME and Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.
Chevron Adversary Proceeding (EME only)
In December 2012, Chevron Kern River Company and Chevron Sycamore Cogeneration Company filed a complaint against Southern Sierra Energy Company and Western Sierra Energy in the Chapter 11 Cases. The plaintiffs and defendants are partners in the Kern River and Sycamore projects. The complaint alleged that the filing of the Chapter 11 Cases constituted a default under the partnership agreements related to those projects, entitling the defendants to expel the plaintiffs from the partnerships and pay for their interests at a price based on the net book value of the partnerships, and sought a declaratory judgment, injunctive relief, and relief from the automatic stay in support of those alleged remedies. In January 2013, the Bankruptcy Court denied the plaintiffs' request for relief from the automatic stay and a preliminary injunction. The plaintiffs have filed a notice of appeal, and the defendants have moved to stay proceedings until the plaintiffs' appeal is decided. The Bankruptcy Court has twice continued the proceedings, and the next hearing is scheduled for August 21, 2013.

Note 10. Environmental Developments (EME, Midwest Generation)
Midwest Generation Environmental Compliance Plans and Costs
On April 4, 2013, Midwest Generation was granted a variance, subject to various conditions, by the Illinois Pollution Control Board from the CPS system-wide annual SO2 emission rate in 2015 and 2016 and an extension of Waukegan Unit 8's unit specific retrofit requirements from December 31, 2014 until May 31, 2015. Among the conditions of the variance, the Illinois Pollution Control Board accelerated the unit specific retrofit requirements of Powerton Unit 6 to December 31, 2014 and required the retrofitting of Waukegan Unit 7 by December 31, 2014. Midwest Generation has accepted the variance. As a result of the variance, it is more likely that Midwest Generation will install environmental controls at Waukegan Unit 7, which had been impaired from an accounting perspective during the fourth quarter of 2011. If Midwest Generation ultimately decides to install environmental controls at Waukegan Unit 7, less of Midwest Generation's available liquidity will be available to install environmental controls at other units. The likelihood of installation of environmental controls at each station is a key judgment used in developing probability weighted undiscounted cash flows for the purposes of impairment testing under ASC 360. Decreases in the expected likelihood of installing environmental controls or other decreases in expected future cash flows at Midwest Generation's plants could result in additional impairment charges.

The following table summarizes Midwest Generation's carrying value for the Midwest Generation plants at June 30, 2013:

(in millions)	June 30, 2013
Joliet Station[1]	$687
Powerton Station	810
Will County Station[2]	471
Fleet assets	66
Property, Plant and Equipment, net	$2,034

[1]	The Joliet Station is composed of Units 6, 7, and 8.

[2]
The Will County Station is composed of Units 3 and 4. Midwest Generation permanently shut down Will County Station Units 1 and 2, totaling 299 MW of capacity, on December 29, 2010 in accordance with the CPS.

Greenhouse Gas Regulation
On June 25, 2013, President Obama signed a memorandum directing the US EPA to issue a new proposed regulation governing greenhouse gas (GHG) emissions from new electric generating stations by September 20, 2013. The memorandum also directed the US EPA to issue proposed GHG emission standards, regulations or guidelines, as appropriate, for reconstructed and existing electric generating stations by June 1, 2014 and to finalize such standards, regulations or guidelines by June 1, 2015. The memorandum further directed the US EPA to include in the guidelines for existing plants a requirement that states submit their implementation plans responding to such guidelines to the US EPA by June 30, 2016.
Greenhouse Gas Litigation
In April 2013, the United States Court of Appeals for the Fifth Circuit dismissed, as to EME and three wholly owned EME subsidiaries, the plaintiffs' appeal of the Mississippi federal district court's dismissal of a lawsuit filed in March 2012 against a large number of defendants (including EME and the three subsidiaries). The plaintiffs had alleged that defendants' activities resulted in emissions of substantial quantities of GHG that have contributed to climate change and sea level rise, which in turn were alleged to have increased the destructive force of Hurricane Katrina.
In May 2013, the United States Supreme Court declined to review the dismissal by the United States Court of Appeals for the Ninth Circuit of a case brought against EME's parent company, EIX, and other defendants, by the Alaskan Native Village of Kivalina.
Cross-State Air Pollution Rule
The U.S. Supreme Court has agreed to review the United States Court of Appeals for the District of Columbia Circuit's August 2012 decision, which vacated the US EPA's Cross-State Air Pollution Rule and directed the US EPA to continue administering the Clean Air Interstate Rule pending the promulgation of a valid replacement.
Water Quality
Regulations under the Clean Water Act that would affect cooling water intake structures at generating facilities, previously expected to be finalized by June 2013, are now expected in November 2013.
In June 2013, the US EPA proposed changes to the Steam Electric Guideline Regulation which sets discharge limits for various operations which discharge to waters of the United States. EME is reviewing the proposed rule and intends to provide comments. The rule is scheduled for issuance by May 2014.

Note 11. Accumulated Other Comprehensive Loss (EME, Midwest Generation)
EME
EME's AOCI, net of tax and including discontinued operations, consisted of:

(in millions)	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrecognized Loss and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	AOCI
Balance at December 31, 2012	$(76)	$(56)	$(6)	$(138)
OCI before reclassifications	27	(2)	—	25
Amount reclassified from AOCI	2	2	—	4
Balance at June 30, 2013[2]	$(47)	$(56)	$(6)	$(109)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.

[2]	EME and Midwest Generation both expect to reclassify unrealized losses on cash flow hedges into earnings in the next 12 months. For further explanation, see "—Unrealized Losses on Cash Flow Hedges."
The after-tax amounts recorded in AOCI at June 30, 2013 and December 31, 2012 for commodity contracts were losses of $2 million and $1 million, respectively, and for interest rate contracts were losses of $45 million and $75 million, respectively. The maximum period over which a commodity cash flow hedge is designated is through December 31, 2013. EME's significant items reclassified out of AOCI and the effect on the statement of operations consisted of:

(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement of Operations
Unrealized gains and losses on cash flow hedges
Electricity commodity hedges	$(2)	$1	Operating revenues
Interest rate contracts	2	2	Interest expense
Tax expense	—	(1)	Benefit for income taxes
Total, net	$—	$2	Net income
Amortization of retirement benefit items
Unamortized prior service cost on terminated plan	$(2)	$(2)	Plant operations and administrative and general[1]
Actuarial losses	1	(1)	Plant operations and administrative and general[1]
Tax benefit	—	1	Benefit for income taxes
Total, net	$(1)	$(2)	Net loss

[1]
For the three and six months ended June 30, 2013, $1 million and $2 million were reclassified from AOCI to plant operations, respectively, and none and $1 million from AOCI to administrative and general expenses, respectively.

Midwest Generation
Midwest Generation's AOCI, net of tax, consisted of:

(in millions)	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrecognized Loss and Prior Service Adjustments, Net[1]	Valuation Allowance on Deferred Tax Asset	AOCI
Balance at December 31, 2012	$(1)	$(37)	$(12)	$(50)
OCI before reclassifications	(2)	—	—	(2)
Amount reclassified from AOCI	1	1	—	2
Balance at June 30, 2013	$(2)	$(36)	$(12)	$(50)

[1]	For further detail, see Note 8—Compensation and Benefit Plans.

The maximum period over which Midwest Generation's commodity cash flow hedges are designated is December 31, 2013. Midwest Generation's significant items reclassified out of AOCI and the effect on the statement of operations consisted of:

(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement of Operations
Unrealized gains and losses on cash flow hedges
Electricity commodity hedges	$(2)	$1	Operating revenues
Tax benefit	1	—	Benefit for income taxes
Total, net	$(1)	$1	Net income (loss)
Amortization of retirement benefit items
Prior services costs	$(1)	$(1)	Plant operations
Actuarial losses	—	(1)	Plant operations
Tax benefit	1	1	Benefit for income taxes
Total, net	$—	$(1)	Net loss
Unrealized Losses on Cash Flow Hedges (EME, Midwest Generation)
At June 30, 2013, unrealized losses on cash flow hedges, net of tax, consisted of futures and forward electricity contracts that qualify for hedge accounting. These losses arise because current forecasts of future electricity prices are higher than the contract prices. Approximately $2 million of unrealized losses on cash flow hedges, net of tax, are expected to be reclassified into earnings during the next 12 months. Management expects that reclassification of net unrealized losses will decrease energy revenues recognized at market prices. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

Note 12. Supplemental Cash Flows Information (EME, Midwest Generation)
EME
Supplemental cash flows information for EME, including discontinued operations, consisted of the following:

	Six Months Ended June 30,
(in millions)	2013	2012
Cash paid (received)
Interest (net of amount capitalized)[1]	$24	$154
Income taxes	(11)	(9)
Cash payments under plant operating leases	7	124
Non-cash activities from vendor financing	$5	$6

[1]	Interest paid by EME for June 30, 2013 and 2012 was $31 million and $167 million, respectively. Interest capitalized by EME for June 30, 2013 and 2012 was $7 million and $13 million, respectively.
EME's accrued capital expenditures at June 30, 2013 and 2012 were $5 million and $25 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.
Midwest Generation
Supplemental cash flows information for Midwest Generation consisted of the following:

	Six Months Ended June 30,
(in millions)	2013	2012
Cash paid
Interest	$1	$19
Midwest Generation's accrued capital expenditures at both June 30, 2013 and 2012 were $2 million. Accrued capital expenditures will be included as an investing activity on the consolidated statements of cash flows in the period paid.

Note 13. Discontinued Operations (EME only)
In September 2012, EME Homer City Generation L.P. (Homer City), a wholly owned indirect subsidiary of EME, and Homer City Generation, L.P., an affiliate of GECC, entered into the Homer City Master Transaction Agreement (MTA) for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. Accordingly, in the third quarter of 2012, Homer City met the definition of a discontinued operation and was classified separately on EME's consolidated financial statements. In December 2012, the transaction closed and Homer City Generation, L.P. assumed control of Homer City. On May 2, 2013, the Homer City Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For further discussion, see Note 14—Restructuring Activities and Note 15—Condensed Combined Debtors' Financial Information.
Effective May 1, 2013, Homer City withdrew from the benefit plan that provided postretirement medical, dental, vision, and life insurance coverage to certain Homer City retirees, effectively terminating access and company subsidy for these programs. Employees who were eligible for the plan continued to receive coverage for these benefits up to June 30, 2013. As a result of the withdrawal from the plan, EME recorded a pre-tax gain of approximately $30 million in income (loss) from operations of discontinued subsidiaries on the consolidated statements of operations.
Summarized results of discontinued operations are:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Total operating revenues	$—	$82	$—	$182
Total operating expenses	30	(118)	29	(245)
Asset impairment and other charges	—	(11)	—	(22)
Other income	—	2	1	2
Income (loss) before income taxes	30	(45)	30	(83)
Provision (benefit) for income taxes	12	(16)	13	(30)
Income (loss) from operations of discontinued subsidiaries	$18	$(29)	$17	$(53)
The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets are:

(in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$—	$2
Other current assets	—	7
Carrying value adjustment	—	(9)
Assets of discontinued operations	$—	$—

Note 14. Restructuring Activities (EME, Midwest Generation)
LSTC
EME's LSTC are summarized below:

(in millions)	June 30, 2013	December 31, 2012
Senior notes, net	$3,700	$3,700
Accounts payable and accrued liabilities	55	32
Interest payable	154	154
Other	72	73
Total liabilities subject to compromise	$3,981	$3,959

In connection with the filing of the Chapter 11 Cases, EME classified both its $3.7 billion unsecured senior notes and $154 million of accrued interest related to the unsecured senior notes as LSTC and ceased accruing interest expense. The accrued interest reclassified to LSTC primarily relates to $97 million and $38 million of interest payments that were due on November 15 and December 17, 2012, respectively, that EME did not make. Unpaid contractual interest for the period ended June 30, 2013 was $73 million.
Midwest Generation's LSTC are summarized below:

(in millions)	June 30, 2013	December 31, 2012
Accounts payable and accrued liabilities	$45	$29
Interest payable	13	13
Lease financing	434	434
Other	53	53
Total liabilities subject to compromise	$545	$529
In connection with the filing of the Chapter 11 Cases, Midwest Generation classified $13 million of accrued interest due on the Powerton and Joliet Sale Leaseback as LSTC but did not cease accruing interest expense. For further discussion, see Note 9—Commitments and Contingencies—Lease Commitments—Powerton and Joliet Sale Leaseback.
Claims
In April 2013, the Bankruptcy Court established June 17, 2013 as the bar date for filing proofs of claim against the Initial Debtors estates. The bar date for the Homer City Debtors has not yet been established.
As of the date of this filing, EME and Midwest Generation have received 1,835 and 275 proofs of claim, respectively. New and amended claims may be filed in the future, including claims amended to assign value to claims originally filed with no value. EME and Midwest Generation are in the process of reconciling such claims to the amounts listed in LSTC. LSTC have been recorded based on the expected probable claim, which is subject to judgment and could change as new information develops during the reconciliation process. Differences in liability amounts estimated and claims filed by creditors will be investigated and resolved, including the filing of objections with the Bankruptcy Court as appropriate. Through this process, EME and Midwest Generation may identify that additional liabilities need to be recorded as LSTC and the Bankruptcy Court may determine that liabilities currently estimated as part of LSTC are without merit. The claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to EME or Midwest Generation's financial statements. Determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Reorganization Items
Reorganization items represent the direct and incremental costs of bankruptcy, such as professional fees, LSTC claim adjustments, and losses related to terminated contracts that are probable and can be estimated. Professional fees primarily relate to legal and other consultants working directly on the bankruptcy filing.
EME's and Midwest Generation's significant items in reorganization charges consisted of:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(in millions)	Midwest Generation	Other EME Subsidiaries	EME	Midwest Generation	Other EME Subsidiaries	EME
Provision for allowable claims	$19	$—	$19	$19	$—	$19
Professional fees	7	21	28	15	41	56
Reorganization items, net	$26	$21	$47	$34	$41	$75
Cost Reduction Activities
EME eliminated approximately 150 positions in its regional and corporate offices and generating stations in April 2013, including 120 positions at Midwest Generation. EME recorded charges of approximately $7 million, and Midwest Generation recorded its share of these charges, a total of $5 million, in administrative and general expense on their respective consolidated statements of operations in the second quarter of 2013.

Note 15. Condensed Combined Debtors' Financial Information (EME only)
The financial statements below represent the condensed combined financial statements of the Debtor Entities. Subsidiaries of EME that are not Debtor Entities are accounted for as non-consolidated subsidiaries in these financial statements. Therefore, their net income is included as "Equity in income of non-Debtor Entities, net of tax" in the Debtor Entities' Statement of Operations and their net assets are included as "Investment in non-debtor entities" in the Debtor Entities' Statement of Financial Position.
Intercompany transactions among the Debtor Entities have been eliminated in the condensed combined financial statements of the Debtor Entities contained here.
Debtor Entities' Condensed Combined Statement of Operations

(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Operating revenues	$205	$386
Operating expenses	(273)	(537)
Other income	7	19
Reorganization items, net	(47)	(75)
Provision for income taxes	(9)	(106)
Income from Operations of Discontinued Subsidiaries, net of tax	19	19
Net loss attributable to Debtor Entities	$(98)	$(294)
Equity in income of non-Debtor Entities, net of tax	7	114
Net loss	$(91)	$(180)
Debtor Entities' Condensed Combined Statement of Comprehensive Loss

(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net loss	$(91)	$(180)
Other comprehensive loss, net of tax	31	29
Comprehensive Loss	$(60)	$(151)

Debtor Entities' Condensed Combined Statement of Financial Position

(in millions)	June 30, 2013	December 31, 2012
Total current assets	$823	$638
Investments in unconsolidated affiliates	153	152
Property, Plant and Equipment, less accumulated depreciation of $894 and $845 at respective dates	1,397	1,428
Investment in non-Debtor Entities	2,046	2,019
Total other assets	911	974
Total assets	$5,330	$5,211

(in millions)	June 30, 2013	December 31, 2012
Total current liabilities	$264	$94
Liabilities subject to compromise	3,981	3,959
Deferred taxes	150	131
Other long-term liabilities	256	295
Total liabilities	$4,651	$4,479
Total equity	679	732
Total liabilities and equity	$5,330	$5,211
Debtor Entities' Condensed Combined Statement of Cash Flows

(in millions)	Six Months Ended June 30, 2013
Operating cash flows from continuing operations	$8
Operating cash flows from discontinued operations, net	(2)
Net cash provided by operating activities	6
Net cash provided by financing activities	197
Net cash provided by investing activities	3
Net increase in cash and cash equivalents from continuing operations	208
Cash and cash equivalents at beginning of period from continuing operations	425
Cash and cash equivalents at end of period from continuing operations	633
Net decrease in cash and cash equivalents from discontinued operations	(2)
Cash and cash equivalents at beginning of period from discontinued operations	2
Cash and cash equivalents at end of period from discontinued operations	—
Cash paid for reorganization items	$27

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect EME's and Midwest Generation's current expectations and projections about future events based on EME's and Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by EME and Midwest Generation that is incorporated in this annual report, or that refers to or incorporates this annual report, may also contain forward-looking statements. In this annual report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties, and other important factors that could cause results to differ from those currently expected, or that otherwise could impact EME or Midwest Generation or their respective subsidiaries, include but are not limited to:

•
their ability to consummate one or more plans of reorganization with respect to the Chapter 11 Cases, and to consummate the transactions contemplated by the Support Agreement or any other settlement transaction;

•	the existence and duration of the Chapter 11 Cases, and the impact of orders and decisions of the Bankruptcy Court;

•	beliefs and assumptions regarding their ability to continue as going concerns;

•	their ability to meet liquidity requirements during periods of operating losses and capital spending programs, and Midwest Generation's ability to fund cash flow deficits and environmental retrofits;

•	their ability to restructure their debt and lease obligations and stabilize their capital structures;

•	their significant cash requirements and limited ability to borrow funds and access the capital markets on reasonable terms;

•	EME's continued ability to monetize tax benefits generated by it and its subsidiaries, either through a settlement transaction or otherwise;

•	the impact of reduced natural gas prices resulting from, among other things, shale gas technology on electric capacity and energy prices;

•	supply and demand for electric capacity and energy and the resulting prices and dispatch volumes;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the wholesale power generation market;

•
environmental laws and regulations, or changes in the application of those laws and regulations, that could require additional expenditures or otherwise affect the cost and manner of business operations, including compliance with the CPS, the CAIR, the MATS rule, and thermal discharge and other water quality standards;

•	the cost and availability of fuel, sorbents, and other commodities used for power generation and emission controls, and of related transportation services;

•	the cost and availability of emission credits or allowances;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•
the availability and creditworthiness of counterparties, their ability to pay amounts owed in excess of collateral provided in support of obligations, and the resulting effects on liquidity in power and fuel markets;

•	the willingness of counterparties to transact business with EME and Midwest Generation during the Chapter 11 Cases;

•	governmental, statutory, regulatory or administrative changes or initiatives, including the market structure rules applicable to each market and price mitigation strategies adopted by ISOs and RTOs;

•
market volatility and other market conditions that could increase the obligation to post collateral beyond the amounts currently expected and the potential effect of such conditions on the ability of EME and Midwest Generation to provide sufficient collateral in support of their hedging activities and purchases of fuel;

•	completion of permitting and construction of their capital projects;

•	weather conditions, natural disasters, and other unforeseen events;

•
the extent of additional supplies of capacity, energy, and ancillary services from current competitors or new market entrants, including the development of new generation facilities, technologies that may be able to produce electricity at a lower cost than their generating facilities, and/or increased access by competitors to their markets as a result of transmission upgrades;

•	competition in all aspects of their business;

•	operating risks, including equipment failure, availability, heat rate, output, costs of repairs and retrofits, and availability and cost of spare parts;

•
creditworthiness of suppliers and other project participants and their ability to deliver goods and services under their contract obligations or to pay damages if they fail to fulfill those obligations;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•	general political, economic, and business conditions; and

•	their ability to attract and retain skilled people, with the necessary applicable experience, particularly during the pendency of the Chapter 11 Cases.
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012. Readers are urged to read this entire quarterly report on Form 10-Q and the combined annual report on Form 10-K including the information incorporated by reference, and to carefully consider the risks, uncertainties, and other factors that affect EME's and Midwest Generation's businesses. Forward-looking statements speak only as of the date they are made, and EME and Midwest Generation are not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by EME and Midwest Generation with the Securities and Exchange Commission.
This MD&A discusses material changes in the results of operations, financial condition, and other developments of EME since December 31, 2012 and as compared to the second quarter ended June 30, 2012. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.

EDISON MISSION ENERGY OVERVIEW
EME and Midwest Generation continue to experience operating losses due to low realized energy and capacity prices, high fuel costs, and low generation at the Midwest Generation plants. These operating losses are a continuation of trends initially experienced in the fourth quarter of 2011. These adverse trends coupled with pending interest payments and the need to retrofit the Midwest Generation plants to comply with governmental regulations were expected to exhaust EME's and Midwest Generation's liquidity. Consequently, on December 17, 2012, EME and 16 of its wholly owned subsidiaries, Camino Energy Company, Chestnut Ridge Energy Company, Edison Mission Energy Fuel Services, LLC, Edison Mission Fuel Resources, Inc., Edison Mission Fuel Transportation, Inc., Edison Mission Holdings Co., Edison Mission Midwest Holdings Co., Midwest Finance Corp., Midwest Generation EME, LLC, Midwest Generation, Midwest Generation Procurement Services, LLC, Midwest Peaker Holdings, Inc., Mission Energy Westside, Inc., San Joaquin Energy Company, Southern Sierra Energy Company, and Western Sierra Energy Company (the Initial Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy Court). On May 2, 2013, 3 additional EME subsidiaries, EME Homer City Generation L.P. (Homer City), Homer City Property Holdings Inc., and Edison Mission Finance Company (collectively, the Homer City Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Initial Debtors' chapter 11 cases and the Homer City Debtors' chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under case No. 12-49219 (JPC). The Initial Debtors and the Homer City Debtors are collectively referred to as the Debtor Entities.
The Debtor Entities remain in possession of their property and continue their business operations uninterrupted as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Other than the Debtor Entities, none of EME's other direct or indirect subsidiaries is a debtor in the Chapter 11 Cases.

The Debtor Entities are considering strategic initiatives and alternatives to maximize the value of the Debtor Entities' estates. EME is currently developing a business plan for restructuring EME as an ongoing, standalone business, leveraging recent cost improvements and identifying growth opportunities, along with feasible financing plans to support long-term operations. At the same time, EME is assessing whether the possible sale of some or all of its assets will maximize the value of the Debtor Entities' estates and stakeholder recoveries.
On December 16, 2012, EME, EIX, and certain of EME’s senior unsecured noteholders entered into a Transaction Support Agreement (the Support Agreement) pursuant to which EME, EIX and the signing noteholders (the Noteholders) agreed to support approval of certain transactions by the Bankruptcy Court. On July 25, 2013, 98.02% of the Noteholders delivered a notice of termination of the Support Agreement, stating that, among other things, certain Required Consenting Noteholder Termination Events under Section 8 of the Support Agreement have occurred. The termination is effective as of 11:59 p.m., prevailing Eastern time, on August 1, 2013.
The Debtor Entities have also undertaken a number of restructuring related initiatives intended to preserve or increase the value of the Debtor Entities' estates. For instance, Midwest Generation sought, and on April 4, 2013 received, a variance from the Combined Pollutant Standard (CPS) system-wide annual sulfur dioxide (SO2) emission rate in 2015 and 2016 and an extension of the Waukegan Unit 8 unit specific retrofit requirements from December 31, 2014 until May 31, 2015. The Debtor Entities have also begun a comprehensive analysis of all of their contractual relationships, with a near-term focus on real property agreements and their other most significant goods and services contracts. As a result of this initiative, the Debtor Entities have renegotiated certain contracts and filed notices with the Bankruptcy Court to reject other contracts.
The filing of the Chapter 11 Cases constitutes an event of default under Midwest Generation's obligations related to leases of the Powerton Station and Units 7 and 8 of the Joliet Station (the Powerton and Joliet Sale Leaseback) and under instruments governing the Senior Lease Obligation Bonds issued to finance these leases. EME, Midwest Generation, the owner-lessors, and certain of the holders of the pass-through certificates of Midwest Generation's lessor debt (the Certificate Holders) have been engaged in ongoing discussions regarding the ultimate disposition of the leases. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013 and to pay certain professional fees for the owner-lessors and Certificate Holders in exchange for an extension of the deadline to assume or reject the Powerton and Joliet leases and the agreement of the Certificate Holders to forbear and to direct the lease indenture trustee and pass-through trustee to forbear from seeking payment of any administrative claim for rent under the Powerton and Joliet leases (except the monthly partial rental payments of $3.75 million under the agreement) before the earlier of the effective date of a chapter 11 plan for Midwest Generation or a sale of substantially all of the assets of Midwest Generation. The parties filed a motion detailing the terms of this agreement and the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until September 30, 2013.

Highlights of Operating Results
The following table reconciles net loss attributable to the EME common shareholder on EME's consolidated statements of operations to earnings before interest, taxes, depreciation and amortization, as adjusted for certain items discussed below (Adjusted EBITDA):

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Net loss attributable to EME common shareholder	$(91)	$(109)	$18	$(180)	$(193)	$13
Depreciation and amortization	71	67	4	138	135	3
Net interest expense	21	85	(64)	38	170	(132)
Mark to market on interest rate swaps	1	—	1	—	—	—
Loss on disposal and asset retirements	—	1	(1)	—	4	(4)
Reorganization items	47	—	47	75	—	75
Restructuring costs	7	—	7	7	—	7
Provision (benefit) for income taxes[1]	(4)	(64)	60	14	(121)	135
Loss from operations of discontinued subsidiaries, net of tax	(18)	29	(47)	(17)	53	(70)
Adjusted EBITDA	$34	$9	$25	$75	$48	$27

[1]
Provision (benefit) for income taxes excludes the impact of production tax credits and includes changes in the valuation allowance. For additional information, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes—EME—Effective Tax Rate."

Adjusted EBITDA is equal to net income (loss) under generally accepted accounting principles in the United States of America (GAAP) before interest expense, income tax expense (benefit), depreciation and amortization, adjusted to include the impact of production tax credits and exclude the impact of mark to market of economic hedges of interest rates, gain (loss) on sale of assets, gain (loss) on early extinguishment of debt and leases, impairment of assets and investments, restructuring costs, and reorganization items. This non-GAAP financial measure reflects an additional way of viewing EME's business and augments the understanding of facts and trends affecting the business. This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures and may not be comparable to those of other companies' non-GAAP financial measures having the same or similar names.

The following table shows the Adjusted EBITDA of EME's projects:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Midwest Generation plants	$(23)	$(73)	$50	$(69)	$(90)	$21
Renewable energy projects[1]	42	37	5	92	87	5
Energy trading	14	30	(16)	43	49	(6)
Big 4 Projects[2]	7	9	(2)	18	8	10
Sunrise[2]	(4)	9	(13)	(8)	9	(17)
Doga[2]	—	11	(11)	—	11	(11)
Westside Projects[2]	1	(1)	2	—	(3)	3
Other projects	3	5	(2)	7	8	(1)
	$40	$27	$13	$83	$79	$4
Corporate administrative and general	(27)	(35)	8	(50)	(67)	17
Production tax credits	21	17	4	42	36	6
Adjusted EBITDA	$34	$9	$25	$75	$48	$27

[1]	Adjusted EBITDA for energy trading does not include administrative and general costs, which are included in corporate administrative and general to calculate consolidated Adjusted EBITDA.

[2]	Adjusted EBITDA is equal to equity in income (loss) from unconsolidated affiliates.
EME's Adjusted EBITDA for the second quarter of 2013 increased compared to the second quarter of 2012, primarily due to the following:

•
$50 million increase in results from the Midwest Generation plants primarily attributable to lower plant operations costs and higher average realized energy prices, partially offset by lower capacity revenues; and

•	$8 million decrease in corporate administrative and general expenses due to lower consulting costs and a reduction in shared services charges from Edison International (EIX).
The second quarter increase in Adjusted EBITDA was partially offset by the following:

•	$16 million decrease in energy trading income mainly due to lower revenues from congestion contracts partially offset by higher revenues from over-the-counter trading;

•	$13 million decrease in the results of the Sunrise project due to lower revenues as the project transitioned to merchant generation; and

•	$11 million decrease attributable to the timing of distributions received from the Doga project.
EME's Adjusted EBITDA for the six months ended June 30, 2013 increased compared to the six months ended June 30, 2012, primarily due to the following:

•
$21 million increase in results from the Midwest Generation plants primarily attributable to lower plant operations costs and higher average realized energy prices, partially offset by lower capacity revenues;

•
$11 million increase in the results of the renewable energy projects primarily attributable to the results of Broken Bow I and Crofton Bluffs wind projects that achieved commercial operation in the fourth quarter of 2012, higher merchant pricing at the Goat wind project, and sale of Oklahoma state tax credits at the Taloga wind project, partially offset by income allocated to outside investors in Capistrano Wind Partners;

•	$10 million increase in the results of the Big 4 Projects due to a property tax refund at Watson and higher revenue, partially offset by higher fuel costs and operating expenses; and

•	$17 million decrease in corporate administrative and general expenses due to lower consulting costs and a reduction in shared services charges from EIX.
The six-month increase in Adjusted EBITDA was partially offset by the following:

•	$6 million decrease in energy trading income mainly due to lower revenues from congestion contracts partially offset by higher revenues from over-the-counter trading;

•	$17 million decrease in the results of the Sunrise project due to lower revenues as the project transitioned to merchant generation; and

•	$11 million decrease attributable to the timing of distributions received from the Doga project.

Midwest Generation Environmental Compliance Plans and Costs
All of Midwest Generation's Illinois coal-fired electric generating units are subject to an Illinois regulation called the Combined Pollutant Standard (CPS), which sets emission limits for mercury, nitrogen oxide and SO2 and specifies the control technologies that are to be installed on some units by specified dates. Midwest Generation must install the required technology by the specified deadline, shut down the unit, or curtail generation to be in compliance with the CPS.
On April 4, 2013, Midwest Generation was granted a variance, subject to various conditions, by the Illinois Pollution Control Board from the CPS system-wide annual SO2 emission rate in 2015 and 2016 and an extension of Waukegan Unit 8's unit specific retrofit requirements from December 31, 2014 until May 31, 2015. Among the conditions of the variance, the Illinois Pollution Control Board accelerated the unit specific retrofit requirements of Powerton Unit 6 to December 31, 2014 and required the retrofitting of Waukegan Unit 7 by December 31, 2014. Midwest Generation has accepted the variance. As a result of the variance, it is more likely that Midwest Generation will install environmental controls at Waukegan Unit 7, which had been impaired from an accounting perspective during the fourth quarter of 2011. If Midwest Generation ultimately decides to install environmental controls at Waukegan Unit 7, less of Midwest Generation's available liquidity will be available to install environmental controls at other units. For further discussion related to impairment policies on EME and Midwest Generation's unit of account, refer to EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.
Decisions whether to proceed with retrofitting of any particular units to comply with CPS requirements for SO2 and mercury emissions, including those that have received permits, are subject to a number of factors such as market conditions, regulatory and legislative developments, liquidity, forecasted commodity prices, and capital and operating costs applicable at the time decisions are required or made. Midwest Generation is not expected to generate sufficient cash flows from operating activities and will likely need to borrow funds, receive additional contributions from EME, or find other sources of capital to fund the retrofits of its coal-fired plants. EME's ability to provide capital to Midwest Generation is subject to its own liquidity constraints and oversight by EME's creditors.
All capital projects needed to comply with nitrogen oxide emission limits of the CPS have been completed. Capital projects needed to comply with mercury limits of the CPS have been completed except for the projects that must be undertaken on Waukegan Unit 7 and Will County Unit 3. Waukegan Unit 7 and Will County Unit 3 are subject to a unique CPS requirement to convert hot-side electrostatic precipitator (ESP) equipment to cold-side ESP or fabric filtration equipment in order to reduce mercury emissions. Final decisions to retrofit or shut down units will be made in light of the timing requirements under the CPS and other applicable environmental regulations and the economic projections of those retrofits, on a unit-by-unit basis, at the time the decision is made. Based on work to date through June 30, 2013, the estimated costs of retrofitting the Midwest Generation plants for full CPS compliance, as well as compliance with the federal Mercury and Air Toxics Standards (MATS), are as follows:

Unit	Remaining Cost (in millions)	Unit	Remaining Cost (in millions)
Joliet 6	$75	Waukegan 7	$59
Joliet 7	114	Waukegan 8	64
Joliet 8	129	Will County 3	104
Powerton 5	133	Will County 4	93
Powerton 6	68

MIDWEST GENERATION, LLC
Results of Operations
In accordance with GAAP, Midwest Generation accounts for the Powerton and Joliet Sale Leaseback as a lease financing in its separate consolidated financial statements. Accordingly, Midwest Generation records the power plants as assets in a similar manner to a capital lease and records depreciation expense from the power plants and interest expense from the lease financing.
The following table reconciles Midwest Generation's second quarter results of operations to the EME consolidated Adjusted EBITDA results of the Midwest Generation plants as reported by EME:

	Three Months Ended June 30,
	2013			2012
(in millions)	Midwest Generation	Adjustments	EME Adjusted EBITDA	Midwest Generation	Adjustments	EME Adjusted EBITDA
Operating Revenues	$203	$—	$203	$213	$—	$213
Operating Expenses
Fuel	133	—	133	143	—	143
Plant operations	74	—	74	120	—	120
Plant operating leases[1]	—	18	18	—	18	18
Depreciation and amortization[2]	30	(30)	—	32	(32)	—
Loss on disposal and asset retirements[3]	—	—	—	1	(1)	—
Administrative and general[3]	6	(5)	1	5	—	5
Total operating expenses	$243	$(17)	$226	$301	$(15)	$286
Operating Loss	(40)	17	(23)	(88)	15	(73)
Adjusted EBITDA	$(40)	$17	$(23)	$(88)	$15	$(73)

[1]	Represents levelized rent expense of the Powerton and Joliet Sale Leaseback as recorded as an operating lease at EME.

[2]
Includes $10 million and $11 million of depreciation recorded by Midwest Generation for the Powerton and Joliet Sale Leaseback for the three months ended June 30, 2013 and 2012, respectively. Depreciation and amortization are excluded from Adjusted EBITDA.

[3]	Represents operating expenses which are excluded from Adjusted EBITDA.
The following table presents key additional data for Midwest Generation:

	Three Months Ended June 30,
	2013	2012
Statistics[1]
Generation (in GWh)[2]	5,519	5,467
Aggregate plant performance
Equivalent availability	82.9%	77.4%
Capacity factor[3]	58.7%	48.5%
Load factor[3]	70.8%	62.7%
Forced outage rate	2.4%	4.6%
Average realized price/MWh[2]	$35.36	$32.43
Capacity revenues only (in millions)	$8	$35
Average realized fuel costs/MWh	$24.11	$24.82

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures and Statistical Definitions."

[2]	gigawatt-hours (GWh); megawatt-hours (MWh).

[3]
The increase in capacity and load factor was driven by lower installed capacity for the quarter ended June 30, 2013 as a result of the voluntary shutdown of the coal-fired Fisk and Crawford Stations in August 2012.

The following table reconciles Midwest Generation's six-month results of operations to the EME consolidated Adjusted EBITDA results of the Midwest Generation plants as reported by EME:

	Six Months Ended June 30,
	2013			2012
(in millions)	Midwest Generation	Adjustments	EME Adjusted EBITDA	Midwest Generation	Adjustments	EME Adjusted EBITDA
Operating Revenues	$382	$—	$382	$446	$—	$446
Operating Expenses
Fuel	267	—	267	260	—	260
Plant operations	141	—	141	229	—	229
Plant operating leases[1]	—	37	37	—	37	37
Depreciation and amortization[2]	63	(63)	—	64	(64)	—
Loss on disposal and asset retirements[3]	—	—	—	4	(4)	—
Administrative and general[3]	11	(5)	6	10	—	10
Total operating expenses	$482	$(31)	$451	$567	$(31)	$536
Operating Loss	(100)	31	(69)	(121)	31	(90)
Adjusted EBITDA	$(100)	$31	$(69)	$(121)	$31	$(90)

[1]	Represents levelized rent expense of the Powerton and Joliet Sale Leaseback as recorded as an operating lease at EME.

[2]
Includes $21 million of depreciation recorded by Midwest Generation for the Powerton and Joliet Sale Leaseback for both the six months ended June 30, 2013 and 2012. Depreciation and amortization are excluded from Adjusted EBITDA.

[3]	Represents operating expenses which are excluded from Adjusted EBITDA.
The following table presents key additional data for Midwest Generation:

	Six Months Ended June 30,
	2013	2012
Statistics[1]
Generation (in GWh)	10,809	10,806
Aggregate plant performance
Equivalent availability	85.9%	79.2%
Capacity factor[2]	57.8%	47.9%
Load factor[2]	67.3%	60.5%
Forced outage rate	2.4%	4.5%
Average realized price/MWh	$34.01	$33.02
Capacity revenues only (in millions)	$14	$84
Average realized fuel costs/MWh	$24.73	$23.68

[1]	For an explanation of how the statistical data is determined, see "—Reconciliation of Non-GAAP Disclosures and Statistical Definitions."

[2]
The increase in capacity and load factor was driven by lower installed capacity for the six months ended June 30, 2013 as a result of the voluntary shutdown of the coal-fired Fisk and Crawford Stations in August 2012.

Operating Income (Loss)
Midwest Generation's operating loss decreased $48 million and $21 million for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods of 2012. Lower plant operations costs were attributable to the voluntary shutdown of the coal-fired Fisk and Crawford Stations in August 2012 and lower planned maintenance costs due to a reduction in scope of projects. For additional discussion of Midwest Generation's operating results, see "Edison Mission Energy Overview—Highlights of Operating Results."
Included in fuel costs were unrealized losses of none and $7 million for the second quarter of 2013 and 2012, respectively, and none and $4 million for the six months ended June 30, 2013 and 2012, respectively, due to oil futures contracts that were accounted for as economic hedges. These contracts were entered into as economic hedges of the variable fuel price component of rail transportation costs and expired at the end of 2012.

Reconciliation of Non-GAAP Disclosures and Statistical Definitions
Average realized energy price and average realized fuel costs are presented as an aid in understanding the operating results of Midwest Generation. These statistical measures are both non-GAAP performance measures since they exclude unrealized gains or losses recorded as operating revenues or fuel costs. Management believes that these measures are meaningful for investors as this information reflects the impact of hedge contracts at the time of actual generation in period-over-period comparisons or as compared to real-time market prices. These measures may not be comparable to those of other companies.

Average Realized Energy Price
The average realized energy price reflects the average price at which energy is sold into the market including the effects of hedges, real-time and day-ahead sales, and PJM Interconnection, LLC (PJM) fees and ancillary services. It is determined by dividing (i) operating revenues adjusted for unrealized gains (losses) and other non-energy related revenues by (ii) generation as shown in the table below. Revenues related to capacity sales are excluded from the calculation of average realized energy price. The following table shows the average realized energy price for Midwest Generation:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$203	$213	$382	$446
Adjusted for:
Unrealized (gains) losses	—	1	1	(3)
Capacity and other revenues	(8)	(36)	(15)	(86)
Realized revenues	$195	$178	$368	$357
Generation (in GWh)	5,519	5,467	10,809	10,806
Average realized energy price/MWh	$35.36	$32.43	$34.01	$33.02
A reconciliation of the operating revenues of Midwest Generation presented in the preceding table and renewable energy projects presented in "Edison Mission Energy—Results of Operations—Renewable Energy Projects" to consolidated EME operating revenues is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating revenues
Midwest Generation	$203	$213	$382	$446
EME renewable energy projects	73	63	152	135
Other EME subsidiaries	39	48	88	86
Consolidated EME operating revenues as reported	$315	$324	$622	$667

Average Realized Fuel Costs
The average realized fuel costs for Midwest Generation reflects the average cost per MWh at which fuel is consumed for generation sold into the market, including emission allowance costs and the effects of hedges. It is determined by dividing (i) fuel costs adjusted for unrealized gains (losses) by (ii) generation as shown in the table below:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fuel costs	$133	$143	$267	$260
Adjusted for:
Unrealized losses	—	(7)	—	(4)
Realized fuel costs	$133	$136	$267	$256
Generation (in GWh)	5,519	5,467	10,809	10,806
Average realized fuel costs/MWh	$24.11	$24.82	$24.73	$23.68
A reconciliation of the fuel costs of Midwest Generation to consolidated EME fuel costs is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Fuel costs
Midwest Generation	$133	$143	$267	$260
Other EME subsidiaries	8	5	15	10
Consolidated EME fuel costs as reported	$141	$148	$282	$270

Statistical Definitions

•
Equivalent availability reflects the impact of the unit's inability to achieve full load, referred to as derating, as well as outages which result in a complete unit shutdown. The Midwest Generation plants are not available during periods of planned and unplanned maintenance. The equivalent availability factor is defined as the number of MWh the coal plants are available to generate electricity divided by the product of the capacity of the coal plants (in megawatts (MW)) and the number of hours in the period.

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

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by North American Electric Reliability Corporation (NERC). Examples include floods, tornado damage, and transmission outages.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Interest income from affiliate	$—	$27	$—	$55
Interest expense	(7)	(8)	(13)	(17)
Total other income (expense)	$(7)	$19	$(13)	$38
Interest income from affiliate decreased $27 million and $55 million for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods of 2012. Beginning in 2013, Midwest Generation ceased accruing interest on its intercompany loan with EME.

Income Taxes
The valuation allowance Midwest Generation recorded in the three months and six months ended June 30, 2013 resulted in a significant variance between the effective tax rate and the statutory rate. Midwest Generation's effective tax rate was 39% for the three and six months ended June 30, 2012. Midwest Generation's effective tax rates also differ from the federal statutory rate of 35% due to state income taxes. For further discussion, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

EDISON MISSION ENERGY
Results of Operations
Midwest Generation Plants
In accordance with GAAP, EME records rent expense related to the Powerton and Joliet Sale Leaseback on a levelized basis over the terms of the respective leases, which is reflected below under plant operating leases. Neither the value of the leased assets nor the lessor debt is reflected on EME's consolidated balance sheet.
The following table presents Adjusted EBITDA for the Midwest Generation plants as part of the consolidated financial statements of EME:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Operating Revenues	$203	$213	$382	$446
Operating Expenses
Fuel	133	143	267	260
Plant operations	74	120	141	229
Plant operating leases	18	18	37	37
Administrative and general[1]	1	5	6	10
	$226	$286	$451	$536
Adjusted EBITDA	$(23)	$(73)	$(69)	$(90)

[1]	Administrative and general excludes restructuring costs.
For a discussion of Midwest Generation's operating results and additional data for the Midwest Generation plants, see "Edison Mission Energy Overview—Highlights of Operating Results" and "Midwest Generation, LLC—Results of Operations."

Renewable Energy Projects
The following table presents Adjusted EBITDA and key performance measures related to EME's renewable energy projects:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except operating statistics)	2013	2012	2013	2012
Operating Revenues	$73	$63	$152	$135
Operating Expenses
Plant operations	23	21	45	40
Administrative and general	2	1	3	3
	$25	$22	$48	$43
Equity in income from unconsolidated affiliates	1	1	2	2
Net income attributable to noncontrolling interests	(7)	(5)	(14)	(7)
Renewable energy projects	$42	$37	$92	$87
Production tax credits	21	17	42	36
Adjusted EBITDA	$63	$54	$134	$123
Statistics[1]
Generation (in GWh)[2]	1,681	1,551	3,435	3,297
Aggregate plant performance[2]
Equivalent availability[3]	92.9%	93.4%	94.0%	93.5%
Capacity factor	38.5%	37.4%	39.1%	39.7%

[1]	The statistics section summarizes key performance measures related to wind projects, which represents substantially all of the renewable energy projects.

[2]
Includes renewable energy projects that are not consolidated by EME. Generation excluding unconsolidated projects was 1,486 GWh and 1,343 GWh in the second quarter of 2013 and 2012, respectively, and 3,032 GWh and 2,859 GWh for the six months ended June 30, 2013 and 2012, respectively,

[3]
Equivalent availability for renewable energy projects reflects the impact of the project's inability to generate power at full capacity, including outages due to regular maintenance. Equivalent availability is defined as the number of MWh the units are available to generate electricity divided by the product of the capacity of the units (in MW) and the number of hours in the period.

The following table reconciles Adjusted EBITDA from EME's renewable energy projects to its operating income as included in EME's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Adjusted EBITDA	$63	$54	134	$123
Less:
Depreciation and amortization	38	38	77	75
Production tax credits[1]	21	17	42	36
Equity in income of unconsolidated affiliates	1	1	2	2
Net income attributable to noncontrolling interests	(7)	(5)	(14)	(7)
Operating Income	$10	$3	$27	$17

[1]
Production tax credits are included in the provision (benefit) for income taxes. For additional information, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes—EME—Effective Tax Rate."

For additional information, see "Edison Mission Energy Overview—Highlights of Operating Results." and "Combined Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities—Projects or Entities that are Consolidated—Capistrano Wind Partners."

Interest Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Interest income	$1	$—	$1	$—
Interest expense, net of capitalized interest
EME debt	$—	$(66)	$—	$(133)
Nonrecourse debt	(22)	(19)	(39)	(37)
	$(22)	$(85)	$(39)	$(170)
EME's interest expense decreased $63 million and $131 million for the three and six months ended 2013, respectively, compared to the corresponding periods of 2012. The 2013 decrease in interest expense was primarily due to the fact that EME ceased accruing interest on its $3.7 billion of unsecured senior notes during the pendency of the Chapter 11 Cases.
EME did not make $97 million and $38 million of interest payments on its $3.7 billion of unsecured senior notes due on November 15, 2012 and December 17, 2012, respectively. In connection with the filing of the Chapter 11 Cases, EME classified the unsecured senior notes as liabilities subject to compromise (LSTC) and ceased accruing interest expense. Unpaid contractual interest for the period ended June 30, 3013 was $73 million.

Income Taxes
The valuation allowance EME recorded in the three months and six months ended June 30, 2013 resulted in a significant variance between the effective tax rate and the statutory rate. In addition, EME's effective tax rates differ from the federal statutory rate of 35% due to production tax credits, estimated state income tax benefits allocated from EIX, and taxes on income allocated to noncontrolling interests. Production tax credits of $42 million and $36 million were included in income taxes for the six months ended June 30, 2013 and 2012, respectively. Estimated state income tax benefits allocated from EIX of $1 million and $5 million were recognized for the six months ended June 30, 2013 and 2012, respectively. For further discussion, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."

Results of Discontinued Operations
Income (loss) from discontinued operations, net of tax, was $18 million and $(29) million for the second quarter ended June 30, 2013 and 2012, respectively, and $17 million and $(53) million for the six months ended June 30, 2013 and 2012, respectively. The 2013 gain from discontinued operations primarily reflects the withdrawal from the benefit plan that provided postretirement medical, dental, vision, and life insurance coverage to certain Homer City retirees and the 2012 loss from discontinued operations primarily reflects the results related to Homer City plant operations. For additional information, see "Combined Notes to Consolidated Financial Statements—Note 13. Discontinued Operations."

Seasonality
Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from Midwest Generation's coal-fired plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, Midwest Generation's income is seasonal and has significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see "Market Risk Exposures—Commodity Price Risk—Energy Price Risk."
EME's third quarter equity in income from its unconsolidated energy projects is normally higher than equity in income related to other quarters of the year due to seasonal fluctuations and higher energy contract prices during the summer months.

LIQUIDITY AND CAPITAL RESOURCES (EME and Midwest Generation, except as noted)

Available Liquidity
The following table summarizes EME's and Midwest Generation's available liquidity at June 30, 2013:

(in millions)	Debtor Entities	Non-debtor Entities	Cash and Cash Equivalents
EME as a holding company	$513	$—	$513
Midwest Generation	117	—	117
Other EME subsidiaries	3	338	341
EME and subsidiaries without contractual dividend restrictions	633	338	971
EME subsidiaries with contractual dividend restrictions	—	85	85
Total	$633	$423	$1,056
EME, as a holding company, does not directly operate any revenue-producing generation facilities. EME relies on cash distributions and tax payments from its projects and tax benefits received under a tax-allocation agreement with EIX to meet its obligations, including debt service obligations on long-term debt. The timing and amount of payments from EIX under the tax-allocation agreement is uncertain and the timing and amount of distributions from EME's subsidiaries may be restricted. For further discussion, see "Combined Notes to Consolidated Financial Statements—Note 7. Income Taxes."
Midwest Generation generates liquidity through cash flows from operations and payments by EME under an intercompany loan issued in connection with the Powerton and Joliet Sale Leaseback. As a result of the Chapter 11 Cases, EME did not make the scheduled principal and interest payment of $61 million due to Midwest Generation on January 2, 2013, and Midwest Generation recorded a $1.4 billion charge, equal to the full carrying amount of the loan and accrued interest, during the fourth quarter of 2012. Future payments, if any, made by EME under the loan will be dependent upon the overall resolution of the Chapter 11 Cases.
Likewise, prior to the filing of the Chapter 11 Cases, EME and Midwest Generation entered into a forbearance agreement with various parties to the Powerton and Joliet Sale Leaseback and the Senior Lease Obligation Bonds issued to finance these leases. Under the terms of the forbearance agreement, Midwest Generation did not make the scheduled lease payment of $76 million on January 2, 2013, but on February 15, 2013, did pay the ratable portion of the rent due under the leases attributable to the period between December 17, 2012 and January 2, 2013 of $7 million. This forbearance agreement has expired. In June 2013, EME and Midwest Generation agreed, among other things, to make monthly rental payments of $3.75 million beginning in July 2013, in lieu of the scheduled $76 million lease payment due on July 2, 2013. In addition, the Bankruptcy Court approved the extension of the statutory deadline by which the Debtor Entities must assume or reject the Powerton and Joliet leases until September 30, 2013.
The Chapter 11 Cases could also potentially give rise to counterparty rights and remedies under other documents.

Capital Investment Plan
Midwest Generation's forecasted environmental expenditures are based on using dry scrubbing with sodium-based sorbents and upgrading particulate removal systems to comply with CPS requirements for SO2 and mercury emissions and the United States Environmental Protection Agency's (US EPA) MATS regulations on hazardous air pollutant emissions. On April 4, 2013, Midwest Generation was granted a variance, subject to various conditions, by the Illinois Pollution Control Board from the CPS system-wide annual SO2 emission rate in 2015 and 2016 and an extension of Waukegan Unit 8's unit specific retrofit requirements from December 31, 2014 until May 31, 2015.

Management's estimate of capital expenditures through 2015 by EME's subsidiaries for existing projects and corporate activities is as follows:

(in millions)	July through December 2013	2014	2015
Midwest Generation
Environmental	$15	$117	$234
Plant capital	5	6	17
Walnut Creek Project	9	—	—
Renewable energy projects	2	1	—
Other capital[1]	7	8	9
Total	$38	$132	$260

[1]	Primarily represents EME corporate and information technology related expenditures.
The timing of commencing capital projects may vary from the amounts set forth in the above table. For additional information on environmental expenditures, see "Edison Mission Energy Overview—Midwest Generation Environmental Compliance Plans and Costs."
Construction on the Walnut Creek Project began in June 2011. During March and April 2013, the project completed testing and commissioning of the units and began selling power into the merchant market. The power purchase agreement with Southern California Edison Company (SCE) began in June 2013. The nonrecourse financing associated with the Walnut Creek Project converted to 10-year amortizing term loans in June 2013.

Historical Consolidated Cash Flow (EME only)
The following table presents EME's condensed consolidated statement of cash flows:

	Six Months Ended June 30,
(in millions)	2013	2012
Operating cash flows from continuing operations	$85	$(340)
Operating cash flows from discontinued operations, net	(2)	(14)
Net cash provided by (used in) operating activities	83	(354)
Net cash provided by financing activities from continuing operations	162	300
Investing cash flows from continuing operations	(79)	(224)
Investing cash flows from discontinued operations, net	—	(13)
Net cash used in investing activities	(79)	(237)
Net increase (decrease) in cash and cash equivalents from continuing operations	$168	$(264)
Net decrease in cash and cash equivalents from discontinued operations	$(2)	$(27)

Cash Flows From Operating Activities
The fluctuation in cash provided by operating activities from continuing operations in 2013 as compared to cash used in operating activities from continuing operations in 2012 was attributable to lower rent payments for the leased facilities at the Powerton and Joliet plants due to the forbearance agreement (see "—Available Liquidity") and fewer coal purchases as existing coal inventory was utilized. These increases were partially offset by lower capacity revenues and higher fuel prices at Midwest Generation. The remaining changes relate to the timing of cash receipts and disbursements related to working capital items. In addition, less cash is being disbursed in 2013 due to the classification of pre-petition obligations as LSTC.

Cash Flows From Financing Activities
The change in financing activities is primarily due to cash contributions from noncontrolling interests and the timing of financings and repayment of debt as summarized in the following table:

	Six Months Ended June 30,
(in millions)	2013	2012
Cash contributions from noncontrolling interests	$94	$242
Debt financings
Walnut Creek Project	149	108
Debt repayments
Walnut Creek Project	(36)	—
Renewable energy projects	(27)	(20)
Other projects	(6)	(5)
Financing costs and others	(12)	(25)
Total cash provided by financing activities	$162	$300

Cash Flows From Investing Activities
The change in investing activities is primarily due to the timing of capital expenditures and cash collateral to secure letter of credit facilities associated with the termination of EME's revolving credit facility. Changes in other investing activities are reflected in the following table:

	Six Months Ended June 30,
(in millions)	2013	2012
Capital expenditures
Midwest Generation plants
Environmental	$(8)	$(10)
Plant capital	(4)	(6)
Walnut Creek Project	(69)	(103)
Renewable energy projects	(2)	(31)
Other capital expenditures	(2)	(3)
Investments in other assets	—	(9)
Collateral for letter of credit facilities	4	(51)
Other investing activities	2	(11)
Homer City plant	—	(13)
Total cash used in investing activities	$(79)	$(237)

Historical Consolidated Cash Flow (Midwest Generation only)
The following table presents Midwest Generation's condensed consolidated statement of cash flows:

	Six Months Ended June 30,
(in millions)	2013	2012
Net cash provided by operating activities	$39	$28
Net cash used in financing activities	(6)	(58)
Net cash used in investing activities	(11)	(6)
Net increase (decrease) in cash and cash equivalents	$22	$(36)

Cash Flows From Operating Activities
The increase in cash provided by operating activities in 2013 as compared to 2012 was primarily attributable to fewer coal purchases as existing coal inventory was utilized, which was partially offset by lower capacity revenues and higher fuel prices. The remaining changes relate to the timing of cash receipts and disbursements related to working capital items. In addition, less cash is being disbursed in 2013 due to the classification of pre-petition obligations as LSTC.

Cash Flows From Financing Activities
The decrease was primarily due to lower rent payments for the leased facilities at the Powerton and Joliet plants due to the forbearance agreement (see "—Available Liquidity") in 2013 as compared with 2012.

Cash Flows From Investing Activities
Net cash used in investing activities consisted primarily of capital expenditures for 2013 and 2012.

Margin, Collateral Deposits and Other Credit Support for Energy Contracts
To reduce their exposure to market risk, EME and Midwest Generation hedge a portion of their electricity price exposure through Edison Mission Marketing & Trading, Inc. (EMMT). In connection with entering into contracts, EMMT may be required to support its risk of nonperformance through parent guarantees, margining, or other credit support. EME has entered into guarantees in support of certain of EMMT's hedging and trading activities. However, EME and EMMT have historically also provided collateral in the form of cash and letters of credit for the benefit of counterparties. EME's ability to provide collateral during the Chapter 11 Cases is limited. For further details, see "Combined Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities—EME—Summary of Derivative Instruments."
Midwest Generation anticipates that sales of its power through EMMT may require additional credit support, depending upon market conditions and the strategies adopted for the sale of this power. Changes in forward market prices and margin requirements and increases in merchant sales could further increase the need for credit support related to hedging activities. Midwest Generation has only a limited ability to provide collateral to support bilateral contracts for power and fuel to the extent that any such transactions relate to its merchant energy operations. Pursuant to an order from the Bankruptcy Court, such credit support would require prior written notice to certain of Midwest Generation's unsecured creditors, who would have an opportunity to object. In the event of an objection, Midwest Generation would not be able to provide collateral unless the Bankruptcy Court orders otherwise. There is no assurance that Midwest Generation will be able to provide credit support to EMMT.
Future cash collateral requirements for hedging and trading activities may be higher than the margin and collateral requirements at June 30, 2013, if wholesale energy prices change or if EMMT enters into additional transactions. EME estimates that, under existing arrangements, margin and collateral requirements for energy and congestion contracts outstanding as of June 30, 2013 could increase by approximately $6 million over the remaining life of the contracts using a 95% confidence level.
EME’s approach to trading and risk management depends, in part, on the ability to use clearing brokers to enter into market transactions. As a result of its financial position, EME has limited access to enter into such transactions and has been subject to increased initial collateral and margin requirements. There is no assurance that EME will continue to be able to utilize clearing brokers. If EME becomes unable to utilize clearing brokers, it may seek to execute bilateral transactions with third parties which could be unavailable on commercially reasonable terms or at all.

EME's Intercompany Tax-Allocation Agreement
EME is included in the consolidated federal and combined state income tax returns of EIX and is eligible to participate in tax-allocation agreements with EIX and its subsidiaries. EME's right to receive payments under the tax-allocation agreements and the timing and amount of those payments are dependent on the inclusion of EME in the consolidated income tax returns of EIX and other factors, including the amount of consolidated taxable income and net operating loss carryforwards of EIX, and other tax items of EME and other subsidiaries of EIX. Based on the application of the factors cited above, EME is obligated during periods it generates taxable income to make payments under the tax-allocation agreements. Tax-allocation receipts and payments may also be affected by redetermination of utilization of net operating losses resulting from carryback of net operating losses on a consolidated basis or settlement of tax liabilities for prior periods. In November 2012, EIX modified the tax-allocation agreements to provide for termination of EME's participation on December 31, 2013. Termination does not relieve any party of any obligations with respect to any tax year beginning prior to the year of termination.

During the first six months of 2013, EME received a net tax-allocation payment from EIX of approximately $6 million under the tax-allocation agreements. This cash receipt was treated as an equity contribution as it was a partial payment for tax benefits previously recorded as non-cash distributions. At December 31, 2012, $222 million of tax benefits generated by EME that had been utilized in the EIX consolidated tax return on a statutory basis and for which, under the tax-allocation agreements as applied, EME had not yet, and may never be, entitled to be paid were accounted for as non-cash distributions to EME's parent.

Dividend Restrictions in Major Financings
Each of EME's direct or indirect subsidiaries is organized as a legal entity separate and apart from EME and its other subsidiaries. Assets of certain EME subsidiaries, including some wind projects in portfolio financings and projects under construction, are not available to satisfy EME's obligations or the obligations of any of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law and the terms of financing arrangements of the parties, be advanced, loaned, paid as dividends, or otherwise distributed or contributed to EME or to its subsidiary holding companies.
Covenants in the Powerton and Joliet Sale Leaseback documents include restrictions on the ability of EME and Midwest Generation to, among other things, incur debt, create liens on their property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting their ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. For further discussion on the Powerton and Joliet Sale Leaseback, see "Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

Contractual Obligations, Commercial Commitments and Contingencies

Contractual Obligations
There have been no significant developments with respect to EME's and Midwest Generation's contractual obligations that affect disclosures presented in EME's and Midwest Generation's combined annual report on Form 10-K, except as set forth in "Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements," and "—Note 9. Commitments and Contingencies—Lease Commitments" and "—Other Commitments."
EME and Midwest Generation are in the process of evaluating the Debtor Entities' executory contracts in order to determine if notice will be filed with the Bankruptcy Court to reject any contracts. A provision for claims associated with the contracts that have been rejected or for which a notice to reject has been filed with the Bankruptcy Court is included in LSTC. For further discussion regarding LSTC, see "Combined Notes to Consolidated Financial Statements—Note 14. Restructuring Activities."

Commercial Commitments (EME only)
For a discussion of letters of credit under EME's and its subsidiaries' credit facilities, see "Combined Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Credit Facilities and Letters of Credit."

Contingencies
For a discussion of contingencies related to the Midwest Generation New Source Review and other litigation, the Homer City New Source Review and other litigation, environmental remediation, and the Chevron adversary proceeding, see "Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Contingencies."

Off-Balance Sheet Transactions
There have been no significant developments with respect to EME's and Midwest Generation's off-balance sheet transactions that affect disclosures presented in EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, except those related to EME's operating lease resulting from the Powerton and Joliet Sale Leaseback and Midwest Generation's operating leases primarily related to leased railcars as set forth in "Combined Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Lease Commitments."

Environmental Matters and Regulations
There have been no significant developments with respect to environmental and regulatory matters specifically affecting EME and Midwest Generation since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, except as set forth in "Combined Notes to Consolidated Financial Statements—Note 10. Environmental Developments."

MARKET RISK EXPOSURES (EME and Midwest Generation, except as noted)
EME's and Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, their merchant power plants. These market risks arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. Additionally, EME's financial results can be affected by fluctuations in interest rates. EME and Midwest Generation manage these risks in part by using derivative instruments in accordance with established policies and procedures. Both EME and Midwest Generation use commodity derivatives for non-trading purposes. EME also has derivatives used for trading purposes.

Derivative Instruments

Unrealized Gains and Losses
Unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) are recorded as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses) from non-trading activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Midwest Generation
Non-qualifying hedges	$—	$(7)	$—	$(1)
Ineffective portion of cash flow hedges	—	(1)	(1)	—
Total unrealized losses	$—	$(8)	$(1)	$(1)
At June 30, 2013, no cumulative unrealized gains or losses were recognized that related to subsequent periods.

Fair Value Disclosures
In determining the fair value of EME's and Midwest Generation's derivative positions, third-party market pricing is used where available. For further explanation of the fair value hierarchy and a discussion of EME's and Midwest Generation's derivative instruments, see "Combined Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments and Hedging Activities."

Commodity Price Risk

Energy Price Risk
EME is exposed to energy price risk through its indirect ownership of Midwest Generation, 428 MW of merchant renewable energy projects in PJM and Electric Reliability Council of Texas (ERCOT), and 50% of the Sunrise project. Midwest Generation is exposed to energy price risk through sales of energy and capacity into the PJM market. Energy and capacity from Midwest Generation are sold under terms, including price, duration, and quantity, arranged by EMMT with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales, and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing.
The following table depicts the average historical market prices for energy per megawatt-hour at the Northern Illinois Hub for the first six months of 2013 and 2012:

	2013	2012
24-Hour Average Historical Market Prices[1]	$32.13	$26.70

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at June 30, 2013:

24-Hour Forward Energy Prices[1]
2013
July	$36.94
August	35.61
September	28.40
October	26.84
November	26.67
December	30.12
2014 calendar "strip"[2]	$29.98

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
Power prices remained low in the first six months of 2013 due to an abundance of low-priced natural gas, and forward market prices at the Northern Illinois Hub fluctuate as a result of a number of factors, including natural gas prices, transmission congestion, changes in market rules, electricity demand (which in turn is affected by weather, economic growth, and other factors), plant outages in the region, and the amount of existing and planned power plant capacity. The actual spot prices for electricity delivered by Midwest Generation into these markets may vary materially from the forward market prices set forth in the preceding table.
EMMT engages in hedging activities for Midwest Generation to hedge the risk of future changes in the price of electricity. The following table summarizes the hedge positions at June 30, 2013 for electricity expected to be generated during the remainder of 2013:

	MWh (in thousands)	Average price/MWh[1]
Midwest Generation[2]	1,835	$36.45

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

[2]
Includes hedging transactions primarily at the American Electric Power (AEP)/Dayton Hub and the Northern Illinois Hub, both in PJM, and to a lesser extent the Indiana Hub in Midwest Independent Transmission System Operator (MISO).

Capacity Price Risk
EME and Midwest Generation are exposed to capacity price risk through sales of capacity into the PJM market. Under the Reliability Pricing Model (RPM), capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at June 30, 2013:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]			Aggregate Average Price per MW-day
	MW	Price per MW-day	MW		Average Price per MW-day
July 1, 2013 to May 31, 2014	4,650	$27.73	(2,342)	[2]	$6.88	$48.89	[2]
June 1, 2014 to May 31, 2015	4,625	125.99	(700)		5.54	147.47
June 1, 2015 to May 31, 2016	3,620	136.00	—		—	136.00
June 1, 2016 to May 31, 2017	3,331	59.37	—		—	59.37

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions, and other capacity transactions entered into to manage capacity risks.

[2]	Includes the impact of a 13 MW capacity swap transaction executed between Big Sky and Midwest Generation.
The RPM auction capacity price for the delivery period of June 1, 2016 to May 31, 2017 of $59.37 per MW-day for the western portion of PJM, affecting Midwest Generation, was substantially down from the prior auction mainly due to increased competition from new or upgrades to existing gas-fired generation, higher imports from nearby markets and low growth in demand due to the slow economy. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by increased energy prices.
Revenues from the sale of capacity beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.

Coal Price Risk
Midwest Generation purchases coal primarily from the Southern Powder River Basin (PRB) of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal Midwest Generation has under contract at June 30, 2013:

	July through December 2013	2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	11.2	9.8

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per million British thermal units (MMBtu) sulfur content remained relatively flat during the six months ended June 30, 2013 from 2012 year-end prices.

Basis Risk
During the six months ended June 30, 2013, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub, and Northern Illinois Hub were on average lower by 9%, lower by 1%, and even, respectively. During the six months ended June 30, 2012, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub, and Northern Illinois Hub were on average lower by 7%, lower by 2%, and higher by 1%, respectively. Differences in day-ahead pricing between the individual busbars of Midwest Generation generally arise due to transmission congestion.

Credit Risk
The credit risk exposure from counterparties of merchant energy hedging and trading activities is measured as the sum of net receivables (accounts receivable less accounts payable) and the current fair value of net derivative assets. EME's subsidiaries enter into master agreements and other arrangements in conducting such activities which typically provide for a right of setoff in the event of bankruptcy or default by the counterparty. At June 30, 2013, the balance sheet exposure as described above, by the credit ratings of EME's counterparties, was as follows:

	June 30, 2013
(in millions)	Exposure[2]	Collateral	Net Exposure
Credit Rating[1]
A or higher	$94	$—	$94
A-	—	—	—
BBB+	3	—	3
BBB	—	—	—
BBB-	—	—	—
Below investment grade	1	(1)	—
Total	$98	$(1)	$97

[1]
EME assigns a credit rating based on the lower of a counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service, Inc. (Moody's) rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

[2]
Exposure excludes amounts related to contracts classified as normal purchase and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheet, except for any related accounts receivable.

The credit risk exposure set forth in the above table is composed of $65 million of net accounts receivable and payables and $33 million representing the fair value of derivative contracts. The exposure is based on master netting agreements with the related counterparties. Credit ratings may not be reflective of the actual related credit risks. In addition to the amounts set forth in the above table, EME's subsidiaries have posted an $89 million cash margin in the aggregate with various counterparties to support hedging and trading activities. The margin posted to support these activities also exposes EME to credit risk of the related entities.
The coal plants sell electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 62% and 100% of EME's and Midwest Generation's consolidated operating revenues, respectively, for the six months ended June 30, 2013. At June 30, 2013, EME's account receivable due from PJM was $55 million.
EME's turbine supply agreements contain significant suppliers' obligations for failure to meet performance obligations and warranty agreements. EME's reliance on these contractual provisions is subject to credit risks. Generally, these are unsecured obligations of the turbine manufacturer. A material adverse development with respect to EME's turbine suppliers may have a material impact on EME's wind projects. Two of EME's turbine suppliers, Suzlon Wind Energy Corporation and Clipper Windpower, LLC (Clipper), have been experiencing significant adverse credit and liquidity issues. As a result, EME's ability to enforce performance and warranty guarantees is subject to the credit risk of these counterparties. In April 2013, EME entered into a settlement agreement with Clipper with respect to claims under and termination of the turbine supply, maintenance, and warranty agreements and other related documents.

Interest Rate Risk (EME only)
Interest rate changes can affect earnings and the cost of capital for capital improvements or new investments in power projects. EME mitigates the risk of interest rate fluctuations for a number of its project financings by arranging for fixed rate financing or variable rate financing with interest rate swaps, interest rate options, or other hedging mechanisms. For further details, see "Combined Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments and Hedging Activities."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES (EME, Midwest Generation)
EME's and Midwest Generation's critical accounting policies have not changed materially since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.
For a discussion of new accounting guidance affecting EME and Midwest Generation, see "Combined Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EME's and Midwest Generation's exposures to market risk have not changed materially since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, except as set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures."

ITEM 4. CONTROLS AND PROCEDURES

EME
Disclosure Controls and Procedures
EME's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of EME's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period, EME's disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There were no changes in EME's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, EME's internal control over financial reporting.

Midwest Generation
Disclosure Controls and Procedures
Midwest Generation's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of Midwest Generation's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period, Midwest Generation's disclosure controls and procedures were effective.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments with respect to legal proceedings specifically affecting EME and Midwest Generation since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012, except as follows:
In October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board against Midwest Generation alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief, and remediation. The matter is currently stayed as a result of the Chapter 11 Cases, although that stay was lifted in April 2013 in part so that the proceedings may continue for the sole purpose of adjudicating Midwest Generation's motion to dismiss the complaint.
In July 2013, the United States Court of Appeals for the Seventh Circuit affirmed the U.S. District Court's dismissal of nine of the ten Prevention of Significant Deterioration (PSD) claims asserted against Midwest Generation and EME by the State of Illinois and the Department of Justice, along with claims related to alleged violations of Title V of the Clean Air Act to the extent based on the dismissed PSD claims, and all claims asserted against Commonwealth Edison.

ITEM 1A. RISK FACTORS
The risks described in EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012 and in this combined report are not the only risks facing EME and Midwest Generation. Additional risks and uncertainties that are not currently known, or that are currently deemed to be immaterial, also may materially adversely affect EME's and Midwest Generation's business, financial condition or future results.

ITEM 4. MINE SAFETY DISCLOSURES
There have been no significant developments with respect to mine safety disclosures for EME since the filing of EME's and Midwest Generation's combined annual report on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Description	Edison Mission Energy	Midwest Generation
31.1	Certification of the Edison Mission Energy President pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.2	Certification of the Edison Mission Energy Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	x
31.3	Certification of the Midwest Generation, LLC President pursuant to Section 302 of the Sarbanes-Oxley Act.		x
31.4	Certification of the Midwest Generation, LLC Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.		x
32.1	Statement Pursuant to 18 U.S.C. Section 1350 for Edison Mission Energy.	x
32.2	Statement Pursuant to 18 U.S.C. Section 1350 for Midwest Generation, LLC.		x
101
Financial statements from the quarterly report on Form 10-Q of Edison Mission Energy and Midwest Generation, LLC for the quarter ended June 30, 2013, filed on July 30, 2013, formatted in XBRL: (i) Edison Mission Energy Consolidated Statements of Operations, (ii) Edison Mission Energy Consolidated Statements of Comprehensive Income (Loss), (iii) Edison Mission Energy Consolidated Balance Sheets, (iv) Edison Mission Energy Consolidated Statements of Cash Flows, (v) Midwest Generation, LLC Consolidated Statements of Operations, (vi) Midwest Generation, LLC Consolidated Statements of Comprehensive Income (Loss), (vii) Midwest Generation, LLC Consolidated Balance Sheets, (viii) Midwest Generation Consolidated Statements of Cash Flows, and (ix) the Combined Notes to Consolidated Financial Statements.
		x	x

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON MISSION ENERGY (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST GENERATION, LLC (REGISTRANT)
By:	/s/ Maria Rigatti
Maria Rigatti Manager and Vice President (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2013

(This page has been left blank intentionally.)

(This page has been left blank intentionally.)