Form 10-Q
period 2014-03-31
MIDWEST GENERATION LLC
filed 2014-05-06
CIK 1134016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
_______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (As a voluntary filer not subject to filing requirements, the registrant nevertheless filed all reports which would have been required to be filed by Section 15(d) of the Exchange Act during the preceding 12 months had the registrant been required to file reports pursuant to Section 15(d) of the Exchange Act solely as a result of having registered debt securities under the Securities Act of 1933.) YES ☐ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The Registrant's outstanding equity interests are held by Midwest Generation Holdings II, LLC and there are no equity interests held by non-affiliates.

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	accumulated other comprehensive income (loss)
Asset Purchase Agreement
Asset Purchase Agreement, dated October 18, 2013, by and among EME, NRG and NRG Energy Holdings Inc. whereby substantially all of the assets of EME, including the equity interests in its subsidiaries, including Midwest Generation, were sold

Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
BETM	Boston Energy Trading and Marketing (formerly doing business as Edison Mission Marketing and Trading, Inc.)
Btu	British thermal units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Chapter 11 Cases	Chapter 11 cases for all of the EME subsidiaries collectively, including Midwest Generation
Commonwealth Edison	Commonwealth Edison Company
CPS	Combined Pollutant Standard
EIX	Edison International
EME	Edison Mission Energy
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GWh	gigawatt-hours
ISO(s)	independent system operator(s)
LSTC	liabilities subject to compromise
MATS	Mercury and Air Toxics Standards
Midwest Generation	Midwest Generation, LLC
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NERC	North American Electric Reliability Corporation
NRG	NRG Energy, Inc.
NRG Sale	Sale of substantially all of EME's assets, including its equity interest in Midwest Generation, to a wholly owned subsidiary of NRG Energy Inc.
OCI	other comprehensive income (loss)
PJM	PJM Interconnection, LLC
Plan	Third Amended Joint Plan of Reorganization confirmed by the Bankruptcy Court in March 2014
Powerton and Joliet Cure Amount	Payment of cure amount as set forth in Asset Purchase Agreement
Powerton and Joliet Sale Leaseback	a sale leaseback transaction for the Powerton Station and Units 7 and 8 of the Joliet Station with third-party lessors in August 2000
PSA	Plan Sponsor Agreement
PSD	Prevention of Significant Deterioration

ii

RPM	Reliability Pricing Model
RTO(s)	regional transmission organization(s)
SCE	Southern California Edison Company
Settlement Agreement	Settlement Agreement, dated as of February 18, 2014, by and among EME, EIX and the Consenting Noteholders identified therein
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Revenues from BETM	$396	$179
Operating Expenses
Fuel	149	134
Plant operations	62	67
Depreciation and amortization	24	33
Administrative and general	6	5
Total operating expenses	241	239
Operating income (loss)	155	(60)
Interest expense	(4)	(6)
Income (loss) before reorganization items and income taxes	151	(66)
Reorganization items, net	1	8
Provision for income taxes	—	—
Net Income (Loss)	$150	$(74)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2014	2013
Net Income (Loss)	$150	(74)
Other comprehensive income (loss), net of tax
Valuation allowance on deferred tax asset	—	(4)
Pension and postretirement benefits other than pensions:
Amortization of net loss and prior service adjustment included in expense, net of tax	—	1
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Unrealized holding losses arising during the period, net of income tax benefit of $0 and $(3) for the three months ended March 31, 2014 and 2013, respectively	—	(5)
Reclassification adjustments included in net income (loss), net of income tax expense of $0 and $1 for the three months ended March 31, 2014 and 2013, respectively	—	(2)
Other comprehensive loss, net of tax	—	(10)
Comprehensive Income (Loss)	$150	$(84)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in millions, except unit amounts, unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$284	$118
Due from affiliates, net	65	47
Inventory	75	94
Other current assets	6	14
Total current assets	430	273
Property, Plant and Equipment, less accumulated depreciation of $1,035 and $1,011 at respective dates	1,504	1,523
Other long-term assets	10	10
Total Assets	$1,944	$1,806
Liabilities and Member's Equity
Current Liabilities
Accounts payable	$12	$9
Accrued liabilities	67	73
Due to affiliates	3	6
Interest payable	—	3
Total current liabilities	82	91
Liabilities subject to compromise	536	540
Benefit plans and other long-term liabilities	114	113
Total Liabilities	732	744
Commitments and Contingencies (Notes 5 and 6)
Member's Equity
Membership interests, no par value (100 units authorized, issued and outstanding at each date)	—	—
Additional paid-in capital	3,405	3,405
Retained deficit	(2,172)	(2,322)
Accumulated other comprehensive loss	(21)	(21)
Total Member's Equity	1,212	1,062
Total Liabilities and Member's Equity	$1,944	$1,806

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$150	$(74)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Non-cash reorganization items, net	(1)	8
Depreciation and amortization	24	33
Changes in operating assets and liabilities:
(Increase) decrease in due to/from affiliates, net	(21)	3
Decrease in inventory	19	58
Decrease in other current assets	7	3
(Decrease) increase in accounts payable, other current liabilities and liabilities subject to compromise	(3)	13
(Decrease) increase in interest payable	(3)	5
Decrease in derivative assets and liabilities, net	—	1
Increase in other operating - liabilities	2	—
Net cash provided by operating activities	174	50
Cash Flows From Financing Activities
Repayments of lease financing	—	(6)
Net cash used in financing activities	—	(6)
Cash Flows From Investing Activities
Capital expenditures	(8)	(9)
Net cash used in investing activities	(8)	(9)
Net increase in cash and cash equivalents	166	35
Cash and cash equivalents at beginning of period	118	95
Cash and cash equivalents at end of period	$284	$130

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Plan of Reorganization
In order to preserve liquidity, on December 17, 2012, Midwest Generation and certain other wholly owned subsidiaries of EME filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. During bankruptcy, Midwest Generation remained in possession of its property and continued its business operations uninterrupted as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases for all of the debtors were jointly administered under case No. 12-49219 (JPC).
The Third Amended Joint Plan of Reorganization, or the Plan, which was confirmed by the Bankruptcy Court in March 2014, implemented a reorganization through a sale of substantially all of EME’s assets to NRG, including the equity interests in reorganized Midwest Generation, and through the terms of the Settlement Agreement with Edison International, or EIX. The confirmation of the Plan and consummation of the NRG Sale allowed Midwest Generation to emerge from bankruptcy free of liabilities (other than the liabilities provided for in the Plan). The NRG Sale and Settlement Agreement were completed on April 1, 2014.
In connection with the NRG Sale, NRG acquired substantially all of EME's assets, including the equity interests in reorganized Midwest Generation, and assumed substantially all of its liabilities. Upon closing, NRG assumed certain liabilities related to the Powerton and Joliet leases other than the Powerton and Joliet Cure Amount and guaranteed the remaining payments under each lease.
Under the Settlement Agreement, all assets and liabilities of Midwest Generation that were not otherwise discharged in the bankruptcy, assumed by NRG as part of the NRG Sale or assumed by EIX under the Settlement Agreement were transferred to a Reorganization Trust or retained by reorganized EME. The Plan generally provided for the holders of allowed general unsecured claims against Midwest Generation to receive payment in full. Under the Plan, intercompany accounts including the $1.4 billion intercompany loan between EME and Midwest Generation were canceled. For additional discussion, see Note 3, Income Taxes, Note 5, Commitments and Contingencies—Guarantees and Indemnities and Note 9, Restructuring Activities—LSTC, to this Form 10-Q.
Company Structure
Prior to the closing of the NRG Sale, EME completed certain organizational changes by transferring its equity interests in Midwest Generation to Midwest Generation Holdings II, Inc. Pursuant to the Asset Purchase Agreement, during the first quarter of 2014, certain companies elected to be treated as single member LLCs (SMLLC), or disregarded entities for tax purposes, and existing income tax attributes accumulated to EME. In connection with the NRG Sale, Midwest Generation EME, LLC, the indirect parent of Midwest Generation Holdings II, LLC, was acquired by NRG Energy Holdings, Inc., a wholly-owned subsidiary of NRG.
Basis of Presentation
There are no material updates to Midwest Generation's significant accounting policies since the filing of Midwest Generation's annual report on Form 10-K for the year ended December 31, 2013, or the 2013 Form 10-K, with the exception of new accounting principles adopted as discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included the 2013 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position and results of operations and cash flows in accordance with GAAP for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.
Cash Equivalents
Cash equivalents included money market funds totaling $273 million and $101 million for Midwest Generation at March 31, 2014 and December 31, 2013, respectively. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months. The money market funds are classified as Level 1 assets as fair value is determined by observable, unadjusted quoted market prices in active and highly liquid markets.

Intercompany Cash Management Program
Following the NRG Sale, Midwest Generation began participating in an intercompany cash management program whereby cash balances at Midwest Generation are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by NRG Energy Holdings, Inc. On April 1, 2014, Midwest Generation had a note receivable from NRG of $280 million related to the intercompany cash management program.
Inventory
Inventory consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
Coal, fuel oil and other raw materials	$29	$48
Spare parts, materials and supplies	46	46
Total inventory	$75	$94
New Accounting Guidance
Accounting Guidance Adopted January 1, 2014
Joint and Several Liabilities
In February 2013, the FASB issued an accounting standard update which modifies the requirements for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires companies to measure these obligations as the sum of the amount the company has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The adoption of this accounting guidance did not have a material impact on the results of operations, cash flows or financial position.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued an accounting standard update which clarifies that a liability for an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement of the liability with the taxing authority results in the reduction of a net operating loss or tax credit carryforward. The requirement to record a non-cash settlement in a net manner does not affect Midwest Generation's analysis of the realization of deferred tax assets. The adoption of this accounting guidance did not have a material impact on the results of operations, cash flows or financial position.

Note 2. Derivative Instruments and Hedging Activities
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
Notional Volumes of Derivative Instruments
The following table summarizes notional volumes of derivatives used for hedging activities:

				Economic Hedges
Commodity	Instrument	Classification	Unit of Measure	March 31, 2014	December 31, 2013
Electricity	Forwards/ Futures	Sales, net	GWh[1]	—	170	[2]

[1]	gigawatt-hours (GWh)

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

Summary of Derivative Instruments
The following table summarizes Midwest Generation's commodity short-term derivative instruments for non-trading purposes, including amounts offset by collateral and under master netting agreements:

	March 31, 2014			December 31, 2013
(in millions)	Gross	Netting and Collateral	Net	Gross	Netting and Collateral	Net
Assets
Electricity contracts	$—	$—	$—	$1	$(1)	$—
Liabilities
Electricity contracts	$—	$—	$—	$1	$(1)	$—
Midwest Generation did not have any long-term derivative assets and liabilities at March 31, 2014 and December 31, 2013.
Income Statement Impact of Derivative Instruments
The following table provides the cash flow hedge activity as part of Midwest Generation's AOCI:

	Three Months Ended March 31,
(in millions)	2014	2013
Beginning of period derivative gains (losses)	$—	$(2)
Effective portion of changes in fair value	—	(8)
Reclassification to operating revenues	—	(3)
End of period derivative gains (losses)[1]	$—	$(13)

[1]
Unrealized derivative gains (losses) are before income taxes. Amounts recorded in AOCI include commodity contracts. For additional information, see Note 7, Accumulated Other Comprehensive Loss, to this Form 10-Q.

Midwest Generation recorded no net gains (losses) during the first quarter of 2014 and 2013, respectively, in operating revenues on the consolidated statements of operations representing the amount of cash flow hedge ineffectiveness.
The effect of realized and unrealized gains from derivative instruments used for non-trading purposes on the consolidated statements of operations is presented below:

(in millions)	Income Statement Location	Three Months Ended March 31,
		2014	2013
Economic hedges	Operating revenues	$(20)	$—
The $20 million of realized losses in the first quarter of 2014 were the result of hedging activities during the quarter.

Note 3. Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax provision (benefit) computed at the federal statutory income tax rate to the income tax provision:

	Three Months Ended March 31,
(in millions)	2014	2013
Income (loss) before income taxes	$150	$(74)
Provision (benefit) for income taxes at federal statutory rate of 35%	$53	$(26)
Increase (decrease) in income tax from
State tax, net of federal benefit	(26)	(4)
Change in valuation allowance	(22)	30
Qualified production deduction	(5)	—
Total provision for income taxes	$—	$—
Effective tax rate	—%	—%
As of March 31, 2014 and December 31, 2013, Midwest Generation recorded a valuation allowance on its net deferred tax assets of $745 million and $767 million, respectively. The net decrease of $22 million was due to the utilization of tax benefits related to net operating losses. In the first quarter of 2014, Midwest Generation recorded a state tax benefit resulting from a change in the apportionment factors associated with the sale of Midwest Generation to NRG.
During the first quarter of 2014, Midwest Generation elected to be treated as a SMLLC or a disregarded entity for tax purposes and its existing income tax attributes accumulated to EME. Under the Settlement Agreement, these tax attributes will be retained by the EIX consolidated tax group. Effective April 1, 2014, Midwest Generation became part of the NRG consolidated tax group. For additional information, see Note 9, Restructuring Activities—Plan of Reorganization, to this Form 10-Q.

Note 4. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other than Pensions
Midwest Generation has historically participated in pension and other postretirement benefit plans sponsored by EIX and SCE under a shared services agreement with EIX. Subsequent to the NRG Sale, Midwest Generation is no longer a participating employer in the plans sponsored by EIX and SCE. Employees of Midwest Generation are no longer eligible to earn additional benefits under these plans. NRG did not assume any pension or other postretirement liabilities upon consummation of the NRG Sale. For additional information, see Note 9, Restructuring Activities—Plan of Reorganization, to this Form 10-Q.
Pension Plans
During the three months ended March 31, 2014, Midwest Generation made contributions of $2 million to its pension plans.
The following were components of pension expense:

	Three Months Ended March 31,
(in millions)	2014	2013
Service cost	$3	$4
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Net amortization	—	1
Total expense	$2	$4

Postretirement Benefits Other Than Pensions
The following were components of postretirement benefits expense:

	Three Months Ended March 31,
(in millions)	2014	2013
Service cost	$0.3	$0.3
Interest cost	0.6	0.6
Net amortization	0.3	0.4
Total expense	$1.2	$1.3

Note 5. Commitments and Contingencies
Lease Commitments
Powerton and Joliet Sale Leaseback
Covenants in the Powerton and Joliet Sale Leaseback documents include restrictions on the ability of Midwest Generation to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose.
During the first quarter of 2014, Midwest Generation made monthly rental payments of $3.75 million that were applied to amounts due under the Powerton and Joliet Sale Leaseback. Upon closing of the NRG Sale, EME paid the Powerton and Joliet Cure Amount of $147 million and any remaining amounts due under the Powerton and Joliet Sale Leaseback were paid on behalf of NRG. Midwest Generation assumed the Powerton and Joliet leases and the other operative documents related thereto, as modified by mutual agreement of the parties, and all monetary defaults under each lease were cured at closing.
Each lease sets forth a termination value payable upon certain circumstances, which generally declines over time. A default under the terms of the Powerton and Joliet leases could result in foreclosure and a loss by Midwest Generation of its lease interest in the plant. In addition, under certain circumstances, a default would trigger obligations under NRG's guarantee of such leases. These events could have an adverse effect on Midwest Generation's results of operations and financial position. For additional information, see Note 9, Restructuring Activities, to this Form 10-Q.
Other Commitments
Fuel Supply Contracts
In 2013, Midwest Generation did not take delivery of 9.8 million tons of coal under a long-term coal supply agreement. In order to meet coal demand, Midwest Generation entered into short-term requirements contracts more reflective of market prices with the same counterparty. Negotiations regarding the settlement of the long-term coal supply agreement occurred between NRG and the counterparty during the first quarter of 2014 in connection with the NRG Sale. The settlement was agreed and, on April 3, 2014, Midwest Generation paid $43 million to the counterparty. In addition, deliveries made under the short-term requirements contract during the first quarter of 2014 reduced Midwest Generation's purchase obligation under its long-term coal supply agreement for 2014.
Guarantees and Indemnities
Environmental Indemnities Related to the Midwest Generation Plants
In connection with the acquisition of the Midwest Generation plants, Midwest Generation agreed to indemnify Commonwealth Edison Company, or Commonwealth Edison, with respect to specified environmental liabilities before and after December 15, 1999, the date of sale pursuant to the asset sale agreement dated March 22, 1999. The indemnification obligations were reduced by any insurance proceeds and tax benefits related to such indemnified claims and were subject to a requirement that Commonwealth Edison takes all reasonable steps to mitigate losses related to any such indemnification claim. Also, in connection with the Powerton and Joliet Sale Leaseback, EME agreed to indemnify the owner-lessors for specified environmental liabilities. These indemnities were not limited in term or amount. Due to the nature of the obligations under these indemnities, a maximum potential liability cannot be determined. Commonwealth Edison has advised Midwest

Generation that Commonwealth Edison believes it is entitled to indemnification for all liabilities, costs, and expenses that it may be required to bear as a result of the litigation discussed below under "—Contingencies—New Source Review and Other Litigation," and one of the Powerton-Joliet owner-lessors has made a similar request for indemnification. Except as discussed below, Midwest Generation has not recorded a liability related to these environmental indemnities.
Midwest Generation entered into a supplemental agreement with Commonwealth Edison and Exelon Generation Company LLC, or Exelon Generation, on February 20, 2003 to resolve a dispute regarding interpretation of Midwest Generation's reimbursement obligation for asbestos claims under the environmental indemnities set forth in the March 1999 asset sale agreement. Under this supplemental agreement, Midwest Generation agreed to reimburse Commonwealth Edison and Exelon Generation for 50% of specific asbestos claims pending as of February 2003 and related expenses less recovery of insurance costs and agreed to a sharing arrangement for liabilities and expenses associated with future asbestos-related claims as specified in the agreement. The obligations under this agreement are not subject to a maximum liability. The supplemental agreement had an initial five-year term with an automatic renewal provision for subsequent one-year terms (subject to the right of either party to terminate). There were approximately 311 cases for which Midwest Generation was potentially liable that had not been settled and dismissed at March 31, 2014. Midwest Generation had $53 million recorded in LSTC at March 31, 2014 related to this contractual indemnity.
In connection with the Chapter 11 Cases, Midwest Generation rejected the asset sale agreement dated March 22, 1999 and the supplemental agreement dated February 20, 2003 with Commonwealth Edison. Commonwealth Edison filed a claim for rejection damages on April 30, 2014. Midwest Generation is currently evaluating Commonwealth Edison claims and may object to such claims in accordance with the applicable provisions of the Plan. For additional information, see Note 9, Restructuring Activities—LSTC, to this Form 10-Q.
Indemnities Provided under Sale Leaseback Agreements
In connection with the Powerton and Joliet Sale Leaseback, Midwest Generation entered into tax indemnity agreements. Under certain of these tax indemnity agreements, Midwest Generation, as the lessee in the Powerton and Joliet Sale Leaseback, agreed to indemnify the respective owner-lessors for specified adverse tax consequences that could result from certain situations set forth in each tax indemnity agreement, including specified defaults under the respective leases. On April 1, 2014, in connection with the NRG Sale, substantially all of the rights and obligations of EME under the Powerton and Joliet Sale Leaseback agreements, including the tax indemnity agreements, were assigned to NRG. The potential indemnity obligations under these tax indemnity agreements could be significant. Due to the nature of these potential obligations, Midwest Generation cannot determine a range of estimated obligations which would be triggered by a valid claim from the owner-lessors. Midwest Generation has not recorded a liability for these matters.
Other Indemnities
Midwest Generation provides other indemnifications through contracts entered into in the normal course of business. Midwest Generation's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances, Midwest Generation may have recourse against third parties. Midwest Generation cannot determine a range of estimates and has not recorded a liability related to these indemnities.
Contingencies
In addition to the matters disclosed in these notes, Midwest Generation is involved in other legal, tax, and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Midwest Generation believes the outcome of these other proceedings, individually and in the aggregate, will not materially affect its results of operations or liquidity.
New Source Review and Other Litigation
In August 2009, the United States Environmental Protection Agency, or US EPA, and the State of Illinois filed a complaint in the United States District Court for the Northern District of Illinois alleging that Midwest Generation or Commonwealth Edison performed repair or replacement projects at six Illinois coal-fired electric generating stations in violation of the Prevention of Significant Deterioration, or PSD, requirements and of the New Source Performance Standards of the Clean Air Act, or CAA, including alleged requirements to obtain a construction permit and to install controls sufficient to meet best available control technology, or BACT, emission rates. The US EPA also alleged that Midwest Generation and Commonwealth Edison violated certain operating permit requirements under Title V of the CAA. Finally, the US EPA alleged violations of certain opacity and particulate matter standards at the Midwest Generation plants. In addition to seeking penalties ranging from $25,000 to $37,500 per violation per day, the complaint called for an injunction ordering Midwest Generation to install controls sufficient to meet BACT emission rates at all units subject to the complaint and other remedies.

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
In January 2012, two complaints were filed against Midwest Generation in Illinois state court by residents living near the Crawford and Fisk Stations on behalf of themselves and all others similarly situated, each asserting claims of nuisance, negligence, trespass, and strict liability. The plaintiffs seek to have their suits certified as a class action and request injunctive relief, as well as compensatory and punitive damages. The complaints are similar to two complaints previously filed in the United States District Court for the Northern District of Illinois, which were dismissed in October 2011 for lack of federal jurisdiction. Midwest Generation's motions to dismiss the cases were denied in August 2012, following which the plaintiffs filed amended complaints alleging substantially similar claims and requesting similar relief. Midwest Generation has filed motions to dismiss the amended complaints, and these complaints were stayed as a result of the Chapter 11 Cases. As a result of the confirmation of the Plan, the automatic stay imposed under the Bankruptcy Code no longer applies to such actions.
In October 2012, Midwest Generation and the Illinois Environmental Protection Agency entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Powerton, Joliet, Crawford, Will County, and Waukegan generating stations. Midwest Generation has submitted certification to the Illinois Environmental Protection Agency that all compliance measures have been successfully completed. Also in October 2012, several environmental groups filed a complaint before the Illinois Pollution Control Board, or IPCB, against Midwest Generation, alleging violations of the Illinois groundwater standards through the operation of coal ash disposal ponds at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint requests the imposition of civil penalties, injunctive relief and remediation. The matter was stayed as a result of the Chapter 11 Cases, although that stay was lifted in part in April 2013 so that the proceedings could continue for the sole purpose of adjudicating Midwest Generation's motion to dismiss the complaint. As a result of the confirmation of the Plan, the automatic stay imposed under the Bankruptcy Code no longer applies to such actions. In October 2013, the IPCB denied Midwest Generation's motion to dismiss the complaint, and in December 2013 the Bankruptcy Court granted the environmental groups' motion to lift the stay as to the remainder of the case.
In December 2012, the Sierra Club filed a complaint before the IPCB against Midwest Generation, alleging violations of sulfur dioxide, or SO2, emissions standards at its Powerton, Joliet, Waukegan, and Will County generating stations. The complaint is based on alleged violations of the US EPA National Ambient Air Quality Standards, or NAAQS, regulations for 1-hour SO2, which have not yet been incorporated into any specific state implementation plan in Illinois. The complaint requests the imposition of civil penalties, injunctive relief, and the imposition of further reductions on SO2 emissions to offset past emissions. The complaint was stayed as a result of the Chapter 11 Cases. As a result of the confirmation of the Plan, the automatic stay imposed under the Bankruptcy Code no longer applies to such actions. In November 2013, the Bankruptcy Court granted the plaintiffs' motion to lift the stay. On February 18, 2014, Midwest Generation filed a motion to dismiss the complaint, and the IPCB has not yet ruled on that motion.
Adverse decisions in these cases could involve penalties, remedial actions, and damages that could have a material impact on the financial condition and results of operations of Midwest Generation. Pursuant to the Plan, these environmental actions were allowed to proceed, notwithstanding the terms of the injunction and discharge provisions of the Plan. However, any award of monetary damages or penalties in a judgment entered in any such action will be treated in accordance with the terms of the Plan. If such award constitutes a "claim" under the Bankruptcy Code and is the subject of a timely filed proof of claim and is otherwise allowed, it will be paid in full pursuant to the Plan. Midwest Generation cannot predict the outcome of these matters or estimate the impact on the Midwest Generation plants, or its results of operations, financial position, or cash flows. Midwest Generation has not recorded a liability for these matters.
Environmental Remediation
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions and requirements with respect to the operation of the Midwest Generation plants, and affect the timing, cost, and construction of capital improvements to the Midwest Generation plants, as well as the cost of mitigating the environmental impacts of past operations.
With respect to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or similar laws for the investigation and remediation of contaminated property, Midwest Generation accrues a liability to the extent the costs are probable and can be reasonably estimated. Midwest Generation had accrued a probable amount of approximately $9 million at March 31, 2014 for estimated environmental investigation and remediation costs for two stations at the Midwest Generation plants. This estimate is based upon the number of sites, the scope of work, and the estimated costs for investigation and/or remediation where such expenditures could be reasonably estimated. Midwest Generation also has identified sites for which a reasonable estimate cannot be made. Future estimated costs may vary based on changes in regulations or requirements of federal, state or local governmental agencies, changes in technology, and actual costs of disposal. In addition, future remediation costs will be affected by the nature and extent of contamination discovered at the sites that require remediation. Given the prior history of the operations at its facilities, Midwest Generation cannot be certain that the existence or extent of all contamination at its sites has been fully identified.

Note 6. Environmental Developments
Environmental Compliance Plans and Costs
On April 4, 2013, Midwest Generation was granted a variance, subject to various conditions, by the IPCB from the CPS system-wide annual SO2 emission rate in 2015 and 2016 and an extension of the Waukegan Unit 8 unit specific retrofit requirements from December 31, 2014 until May 31, 2015. Among the conditions of the variance, the IPCB accelerated the unit specific retrofit requirements of Powerton Unit 6 to December 31, 2014 and required the retrofitting of Waukegan Unit 7 by December 31, 2014. Midwest Generation has accepted the variance. As a result of the variance, it is more likely that Midwest Generation will install environmental controls at Waukegan Unit 7, which had been impaired from an accounting perspective during the fourth quarter of 2011.
Cross-State Air Pollution Rule
In August 2012, the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit Court, vacated the US EPA's Cross-State Air Pollution Rule, or CSAPR, and directed the US EPA to continue administering the Clean Air Interstate Rule, or CAIR, pending the promulgation of a valid replacement. On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court’s opinion. Further proceedings are expected in the D.C. Circuit Court over the next few months.
Climate Change
In January 2014, the US EPA re-proposed the New Source Performance Standards, or NSPS, for CO2 emissions from new fossil-fuel-fired electric generating units that had been previously proposed in April 2012. The re-proposed standards are 1,000 pounds of CO2 per MWh for large gas units and 1,100 pounds of CO2 per MWh for coal units and small gas units. Proposed standards are in effect until a final rule is published or another rule is re-proposed. In 2014, the US EPA intends to propose another rule that would require states to develop CO2 standards that would apply to existing fossil-fueled generating facilities.

Note 7. Accumulated Other Comprehensive Loss
Midwest Generation's AOCI, net of tax, consisted of:

(in millions)	Unrealized Gains and Losses on Cash Flow Hedges	Unrecognized Loss and Prior Service Adjustments, Net	Valuation Allowance on Deferred Tax Asset	AOCI
Balance at December 31, 2013	$—	$(9)	$(12)	$(21)
OCI before reclassifications	—	—	—	—
Amount reclassified from AOCI	—	—	—	—
Balance at March 31, 2014	$—	$(9)	$(12)	$(21)
Midwest Generation's significant items reclassified out of AOCI and the effect on the statement of operations consisted of:

	Three Months Ended March 31,
(in millions)	2014	2013	Affected Line Item in the Statement of Operations
Unrealized gains and losses on cash flow hedges
Electricity commodity hedges	$—	$3	Operating revenues
Tax expense	—	1	Provision for income taxes
Total, net	$—	$2	Net Income (Loss)
Amortization of retirement benefit items
Actuarial losses	$—	$(1)	Plant operations
Tax expense	—	—	Provision for income taxes
Total, net	$—	$(1)	Net Income (Loss)
At March 31, 2014, Midwest Generation had no outstanding commodity cash flow hedges.

Note 8. Supplemental Cash Flows Information
Supplemental cash flows information for Midwest Generation consisted of the following:

	Three Months Ended March 31,
(in millions)	2014	2013
Cash paid
Interest	$10	$1
Midwest Generation's accrued capital expenditures at March 31, 2014 and 2013 were $6 million and $2 million, respectively. Accrued capital expenditures will be included as an investing activity on the consolidated statements of cash flows in the period paid.

Note 9. Restructuring Activities
Plan of Reorganization
The Plan implemented a reorganization through the NRG Sale and the terms of the Settlement Agreement with EIX. The confirmation of the Plan and consummation of the NRG Sale allowed Midwest Generation to emerge from bankruptcy free of liabilities (other than the liabilities provided for in the Plan). The Plan generally provided for the holders of allowed general unsecured claims against Midwest Generation to receive payment in full.
On October 18, 2013, Midwest Generation and certain other debtors entered into a PSA with NRG, the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases, the counterparties to the Powerton and Joliet Sale Leaseback and certain of EME’s noteholders that are signatories to the PSA, that provided for the parties to support and pursue confirmation by the Bankruptcy Court of a plan of reorganization that implemented a sale of substantially all of the assets of Midwest Generation to NRG pursuant to the Asset Purchase Agreement. The NRG Sale was completed on April 1, 2014.
In connection with the NRG Sale, NRG indirectly acquired substantially all of Midwest Generation's assets and assumed substantially all of Midwest Generation's liabilities, including, among other things, (i) all liabilities under the Powerton and Joliet Sale Leaseback, other than the Powerton and Joliet Cure Amount; (ii) all trade and vendor accounts payable and accrued liabilities arising from the operation of Midwest Generation's businesses prior to the date of the closing of the transaction; and (iii) all cure amounts and other liabilities other than certain agreed-upon excluded liabilities. Liabilities associated with pensions were transferred to EIX under the Settlement Agreement and liabilities associated with postretirement benefits other than pension liabilities were transferred to a Reorganization Trust. NRG did not assume any pension or other postretirement liabilities upon consummation of the NRG Sale.
In particular, with respect to the Powerton and Joliet Sale Leaseback, at the closing of the transaction, NRG (i) replaced the existing EME guarantees with NRG guarantees; (ii) replaced EME as a party to the tax indemnity agreements relating to the Powerton and Joliet Sale Leaseback; and (iii) provided a covenant to make a capital investment of up to $350 million in the Powerton and Joliet Stations.
Under the Settlement Agreement, all assets and liabilities of Midwest Generation that were not otherwise discharged in the bankruptcy, assumed by NRG as part of the NRG Sale or assumed by EIX under the Settlement Agreement were transferred to a Reorganization Trust or retained by reorganized EME. For additional information, see Note 3, Income Taxes and Note 4, Compensation and Benefits, to this Form 10-Q.
LSTC
Midwest Generation's LSTC are summarized below:

(in millions)	March 31, 2014	December 31, 2013
Lease financing	$432	$434
Accounts payable and accrued liabilities	43	42
Interest payable	8	11
Other	53	53
Total liabilities subject to compromise	$536	$540
The Bankruptcy Court established June 17, 2013 as the bar date for filing proofs of claim and as of the date of this filing, Midwest Generation has received 295 proofs of claim. Amended claims may be filed in the future, including claims amended to assign value to claims originally filed with no value. Midwest Generation is in the process of reconciling such claims to the amounts listed in LSTC. LSTC have been recorded based on the expected probable claim, which is subject to judgment and could change as new information becomes available.
Under the Plan, claims associated with the Powerton and Joliet Sale Leaseback were assumed by NRG subsequent to the closing of the NRG Sale, with the exception of the Powerton and Joliet Cure Amount which was paid by EME in April 2014. Midwest Generation assumed the Powerton and Joliet leases and the other operative documents related thereto, as modified by mutual agreement of the parties, and all monetary defaults under each lease were cured at closing. Claims associated with intercompany amounts due to or from EME and EME subsidiaries and Midwest Generation were canceled, including the $1.4 billion intercompany loan issued by EME for the benefit of Midwest Generation. The intercompany loan was fully reserved at December 31, 2013 and March 31, 2014. Allowed claims of Midwest Generation's general unsecured creditors were assumed by NRG as part of the NRG Sale, however, Midwest Generation rejected certain agreements with Commonwealth Edison related to contract indemnities for asbestos claims. At March 31, 2014, Midwest Generation had $53 million recorded in LSTC related to these claims. For additional discussion, see Note 5, Commitments and Contingencies—Guarantees and Indemnities, to this Form 10-Q.
Differences in liability amounts estimated and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court as appropriate. Through this claims resolution process, Midwest Generation may identify additional liabilities that need to be recorded as LSTC and the Bankruptcy Court may determine liabilities currently estimated as part of LSTC are without merit. The claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to Midwest Generation's financial statements. Determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves such claims. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Reorganization Items
Reorganization items represent the direct and incremental costs of bankruptcy, such as professional fees, LSTC claim adjustments, and losses related to terminated contracts that are probable and can be estimated. Professional fees primarily relate to legal and other consultants working directly on the bankruptcy filing.
Midwest Generation's significant item in reorganization charges consisted of:

	Three Months Ended March 31,
(in millions)	2014	2013
Professional fees	$1	$8

Note 10. Purchase Price Accounting
The NRG Sale was completed on April 1, 2014. The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair values on the acquisition date. The acquisition method of accounting impacts have been pushed down to Midwest Generation, resulting in certain assets and liabilities being recorded at provisional fair value as of April 1, 2014. The initial pushdown accounting is not complete as the evaluations necessary to assess the fair value of certain net assets acquired are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed.
The provisional allocation of assets and liabilities is as follows:

(in millions)	Amounts Recognized as of Acquisition Date
Assets
Cash	$284
Current and non-current assets	149
Property, plant and equipment	302
Total assets acquired	$735

Liabilities
Lease financing obligation	$288
Current and non-current liabilities	116
Total liabilities assumed	$404

Net assets acquired	$331

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect Midwest Generation's current expectations and projections about future events based on Midwest Generation's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Midwest Generation that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this quarterly report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties, and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Midwest Generation or its subsidiaries, include but are not limited to:

•	the impact of orders and decisions of the Bankruptcy Court;

•	Midwest Generation's ability to meet liquidity requirements during periods of operating losses and capital spending programs, and its ability to fund cash flow deficits and environmental retrofits;

•	Midwest Generation's ability to restructure its debt and lease obligations and stabilize its capital structure;

•	Midwest Generation's significant cash requirements and limited ability to borrow funds and access the capital markets on reasonable terms;

•	the impact of reduced natural gas prices resulting from, among other things, shale gas technology on electric capacity and energy prices;

•	supply and demand for electric capacity and energy and the resulting prices and dispatch volumes;

•	volatility of market prices for energy and capacity;

•	the difficulty of predicting wholesale prices, transmission congestion, energy demand, and other aspects of the wholesale power generation market;

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

•
the availability and creditworthiness of counterparties, Midwest Generation's ability to pay amounts owed in excess of collateral provided in support of obligations, and the resulting effects on liquidity in power and fuel markets;

•	governmental, statutory, regulatory or administrative changes or initiatives, including the market structure rules applicable to each market and price mitigation strategies adopted by ISOs and RTOs;

•	completion of permitting and construction of Midwest Generation's capital projects;

•	weather conditions, natural disasters, and other unforeseen events;

•
the extent of additional supplies of capacity, energy, and ancillary services from current competitors or new market entrants, including the development of new generation facilities, technologies that may be able to produce electricity at a lower cost than Midwest Generation's generating facilities, and/or increased access by competitors to Midwest Generation's markets as a result of transmission upgrades;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards; and

•	general political, economic, and business conditions.
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in "Item 1A. Risk Factors" of the 2013 Form 10-K. Readers are urged to read this entire quarterly report on Form 10-Q and the 2013 Form 10-K including the information incorporated by reference, and to carefully consider the risks, uncertainties, and other factors that affect Midwest Generation's businesses. Forward-looking statements speak only as of the date they are made, and Midwest Generation is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Midwest Generation with the Securities and Exchange Commission.
The following discussion analyzes material changes in the results of operations, financial condition, and other developments of Midwest Generation since December 31, 2013 and as compared to the first quarter ended March 31, 2013. This discussion presumes that the reader has read or has access to the MD&A included in Item 7 of the 2013 Form 10-K.

MANAGEMENT'S OVERVIEW
On December 17, 2012, Midwest Generation and certain other wholly owned subsidiaries of EME filed for bankruptcy due to a combination of pending debt maturities, low realized energy and capacity prices, high fuel costs and low generation, and capital requirements associated with retrofitting the coal plants to comply with governmental regulations. During bankruptcy, Midwest Generation remained in possession of its property and continued its business operations uninterrupted. During the first quarter of 2014, cold weather resulted in higher energy prices and increased generation as compared to the same period in the previous year. The combination of the increase in prices and the cost reductions implemented during bankruptcy resulted in operating income of $155 million compared to an operating loss of $60 million in the same period in the prior year and a $166 million increase in cash and cash equivalents as compared to the balance at December 31, 2013.
In April 2014, Midwest Generation emerged from bankruptcy pursuant to the Plan. The Plan implemented a reorganization through a sale of substantially all of EME’s assets to NRG, including the equity interests in reorganized Midwest Generation, and through the terms of the Settlement Agreement with EIX. The confirmation of the Plan and consummation of the NRG Sale allowed Midwest Generation to emerge from bankruptcy free of liabilities (other than the liabilities provided for in the Plan). The NRG Sale and Settlement Agreement were completed on April 1, 2014.
In connection with the NRG Sale, NRG acquired substantially all of EME's assets, including the equity interests in reorganized Midwest Generation, and assumed substantially all of its liabilities. Upon closing, NRG assumed certain liabilities related to the Powerton and Joliet leases other than the Powerton and Joliet Cure Amount and guaranteed the remaining payments under each lease.
Under the Settlement Agreement, all assets and liabilities of Midwest Generation that were not otherwise discharged in the bankruptcy, assumed by NRG as part of the NRG Sale or assumed by EIX under the Settlement Agreement were transferred to a Reorganization Trust or retained by reorganized EME. The Plan generally provided for the holders of allowed general unsecured claims against Midwest Generation to receive payment in full. In addition, the $1.4 billion intercompany loan between EME and Midwest Generation was canceled.

Environmental Compliance Plans and Costs
All of Midwest Generation's Illinois coal-fired electric generating units are subject to an Illinois regulation called the CPS, which sets emission limits for mercury, nitrogen oxide and SO2 and specifies the control technologies that are to be installed on some units by specified dates. Midwest Generation must install the required technology by the specified deadline, shut down the unit, or curtail generation to be in compliance with the CPS. While Midwest Generation has been granted a variance by the Illinois Pollution Control Board which delays certain requirements of the CPS, significant capital investments are still required. As a result of the variance, it is more likely that Midwest Generation will install environmental controls at Waukegan Unit 7, which had been impaired from an accounting perspective during the fourth quarter of 2011.
Decisions whether to proceed with retrofitting of any particular units to comply with CPS requirements for SO2 and mercury emissions, including those that have received permits, are subject to a number of factors such as market conditions, regulatory and legislative developments, liquidity, forecasted commodity prices, and capital and operating costs applicable at the time decisions are required or made. As part of the NRG Sale, NRG has committed to make capital investments of up to $350 million at the Powerton and Joliet Stations to comply with MATS, of which $100 million is expected to be incurred in 2014. Midwest Generation, in conjunction with NRG, is currently evaluating its capital investment plan following the completion of the NRG Sale.

RESULTS OF OPERATIONS
Summary
The following table presents operating revenues and operating expenses as well as key additional data for Midwest Generation:

	Three Months Ended March 31,
	2014	2013
Operating revenues (in millions)	$396	$179
Operating expenses (in millions)	241	239
Statistics
Generation (in GWh)[1]	6,141	5,290
Aggregate plant performance
Equivalent availability	85.1%	88.9%
Capacity factor	66.1%	56.9%
Load factor	77.6%	64.0%
Forced outage rate	12.1%	2.4%
24-Hour average historical market price[2]	$60.92	$31.10
Capacity revenues only (in millions)	$13	$6

[1]	gigawatt-hours (GWh).

[2]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

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

•
The forced outage rate refers to forced outages and deratings excluding events outside of management's control as defined by North American Electric Reliability Corporation, or NERC. Examples include floods, tornado damage, and transmission outages.

Operating Revenues
Operating revenues increased by $217 million for the three months ended March 31, 2014 as compared to the corresponding period of 2013. The increase was primarily attributable to a 90% increase in realized energy prices resulting from exceptionally cold weather during the period and higher generation.

Operating Expenses
Fuel costs increased by $15 million for the three months ended March 31, 2014 as compared to the corresponding period of 2013. The increase was primarily attributable to higher generation and support fuel costs, partially offset by lower fuel prices.
Plant operations expenses decreased by $5 million for the three months ended March 31, 2014 as compared to the corresponding period of 2013. The decrease was primarily attributable to lower planned overhauls, lower labor costs and lower railcar expenses, partially offset by higher maintenance costs.

Depreciation and amortization decreased by $9 million for the three months ended March 31, 2014 as compared to the corresponding period of 2013. The decrease was primarily as a result of the write-down of the Will County Station to a fair value of zero during the third quarter of 2013.

Income Taxes
The change in valuation allowance Midwest Generation recorded in the three months ended March 31, 2014 and 2013 resulted in a significant variance between the effective tax rate and the statutory rate. Midwest Generation's effective tax rates also differ from the federal statutory rate of 35% due to state income taxes. For further discussion, see Note 3, Income Taxes, to this Form 10-Q.

Seasonality
Due to fluctuations in electric demand resulting from warm weather during the summer months and cold weather during the winter months, electric revenues from Midwest Generation's coal-fired plants normally vary substantially on a seasonal basis. In addition, maintenance outages generally are scheduled during periods of lower projected electric demand (spring and fall), further reducing generation and increasing major maintenance costs which are recorded as an expense when incurred. Accordingly, Midwest Generation's income is seasonal and has significant variability from quarter to quarter. Seasonal fluctuations may also be affected by changes in market prices. For further discussion regarding market prices, see Market Risk Exposures—Commodity Price Risk—Energy Price Risk.

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity
Historically, Midwest Generation generated liquidity through cash flows from operations and payments from EME under an intercompany loan issued in connection with the Powerton and Joliet Sale Leaseback. However, during bankruptcy, EME did not make any of the payments due to Midwest Generation and upon consummation of the Plan and the NRG Sale, the loan and accrued interest was canceled.
During the first quarter of 2014, Midwest Generation made monthly rental payments of $3.75 million that were applied to amounts due under the Powerton and Joliet Sale Leaseback. Upon closing of the NRG Sale, EME paid the Powerton and Joliet Cure Amount of $147 million and any remaining amounts due under the Powerton and Joliet Sale Leaseback were paid on behalf of NRG. Midwest Generation assumed the Powerton and Joliet leases and the other operative documents related thereto, as modified by mutual agreement of the parties, and all monetary defaults under each lease were cured at closing. In addition, as part of the NRG sale, NRG has guaranteed the remaining payments under the Powerton and Joliet leases. For additional information, see Note 9, Restructuring Activities, to this Form 10-Q.
As part of the NRG Sale, NRG has committed to make capital investments of up to $350 million at the Powerton and Joliet Stations to comply with MATS, of which $100 million is expected to be incurred in 2014. Midwest Generation, in conjunction with NRG, is currently evaluating its capital investment plan following the completion of the NRG Sale.
Intercompany Cash Management Program
Following the NRG Sale, Midwest Generation began participating in an intercompany cash management program whereby cash balances at Midwest Generation are transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable — affiliate or notes payable — affiliate, as appropriate. The notes are due on demand and accrue interest on the net position, which is payable quarterly, at a rate determined by NRG Energy Holdings, Inc. On April 1, 2014, Midwest Generation had a note receivable from NRG of $280 million related to the intercompany cash management program.

Historical Consolidated Cash Flow
The following table presents Midwest Generation's condensed consolidated statement of cash flows:

	Three Months Ended March 31,
(in millions)	2014	2013
Net cash provided by operating activities	$174	$50
Net cash used in financing activities	—	(6)
Net cash used in investing activities	(8)	(9)
Net increase in cash and cash equivalents	$166	$35

Cash Flows From Operating Activities
The $124 million increase in cash provided by operating activities in the current period as compared to the corresponding period of 2013 was primarily attributable to higher realized power prices, partially offset by higher coal purchases and changes due to the timing of cash receipts and disbursements related to working capital items. Midwest Generation continues to utilize existing coal inventory to support operations, however higher generation in the first quarter of 2014 resulted in a 1 million ton increase in coal purchases as compared to the corresponding period of 2013.

Cash Flows From Financing Activities
The $6 million increase in the current period as compared to the corresponding period of 2013 was due to classification of rental payments for the Powerton and Joliet Sale Leaseback. During 2014, monthly rental payments $3.75 million were classified as cash used in operating activities since payments were applied to current interest and lease financing and interest obligations included in LSTC. During 2013, rental payments of $6 million were classified as cash used in financing activities since payments were applied to lease financing obligations relating to the post-petition period.

Cash Flows From Investing Activities
Net cash used in investing activities consisted of capital expenditures for 2014 and 2013.

Financing Restrictions on Distributions
Covenants in the Powerton and Joliet Sale Leaseback documents include restrictions on the ability of Midwest Generation to, among other things, incur debt, create liens on its property, merge or consolidate, sell assets, make investments, engage in transactions with affiliates, make distributions, make capital expenditures, enter into agreements restricting its ability to make distributions, engage in other lines of business, enter into swap agreements, or engage in transactions for any speculative purpose. For further discussion on the Powerton and Joliet Sale Leaseback, see Note 5, Commitments and Contingencies, to this Form 10-Q.

Intercompany Tax-Allocation Agreement
Historically, Midwest Generation was included in the consolidated federal and state income tax returns of EIX and was party to a tax-allocation agreement with Edison Mission Midwest Holdings. Midwest Generation's tax-allocation agreement only permitted the use of net operating losses to offset future taxable income and did not include the right to receive payments. As a result, benefits for Midwest Generation's tax losses that would have been utilized by Midwest Generation in a hypothetical tax return prepared on a separate return basis were accounted for as non-cash equity distributions. Effective April 1, 2014, Midwest Generation became part of the NRG consolidated tax group and future intercompany tax allocations, if any, will be determined by NRG.

Contractual Obligations and Contingencies

Contractual Obligations
There have been no significant developments with respect to Midwest Generation's contractual obligations that affect disclosures presented in the 2013 Form 10-K, except as set forth in Note 5, Commitments and Contingencies, to this Form 10-Q.
As described in the Asset Purchase Agreement, NRG evaluated Midwest Generation's executory contracts in order to determine which contracts may be rejected. A provision for claims associated with the contracts that have been rejected/filed to reject with the Bankruptcy Court is included in LSTC. For further discussion regarding LSTC, see Note 9, Restructuring Activities, to this Form 10-Q.

Contingencies
For a discussion of contingencies related to the New Source Review and other litigation and environmental remediation, see Note 5, Commitments and Contingencies—Contingencies, to this Form 10-Q.

Off-Balance Sheet Transactions
There have been no significant developments with respect to Midwest Generation's off-balance sheet transactions that affect disclosures presented in the 2013 Form 10-K.

Environmental Matters and Regulations
There have been no significant developments with respect to environmental and regulatory matters specifically affecting Midwest Generation since the filing of the 2013 Form 10-K, except as set forth in Management's Overview—Environmental Compliance Plans and Costs, and Note 6, Environmental Developments, to this Form 10-Q.

MARKET RISK EXPOSURES
Midwest Generation's primary market risk exposures are associated with the sale of electricity and capacity from, and the procurement of fuel for, its merchant power plants. These market risks arise from price fluctuations of electricity, capacity, fuel, emission allowances, and transmission rights. Midwest Generation manages these risks in part by using derivative instruments in accordance with established policies and procedures. Midwest Generation uses commodity derivatives for non-trading purposes.

Derivative Instruments

Unrealized Gains and Losses
Midwest Generation classifies unrealized gains and losses from derivative instruments (other than the effective portion of derivatives that qualify for hedge accounting) as part of operating revenues or fuel costs. The following table summarizes unrealized gains (losses):

	Three Months Ended March 31,
(in millions)	2014	2013
Non-qualifying hedges	$—	$—
Ineffective portion of cash flow hedges	—	(1)
Total unrealized losses	$—	$(1)
At March 31, 2014, no cumulative unrealized gains or losses were recognized that related to subsequent periods.

Fair Value Disclosures
In determining the fair value of Midwest Generation's derivative positions, third-party market pricing is used where available. For further discussion of Midwest Generation's derivative instruments and explanation of the fair value hierarchy, see Note 2, Derivative Instruments and Hedging Activities, to this Form 10-Q and Note 4, Fair Value Measurements, to the 2013 Form 10-K.

Commodity Price Risk

Energy Price Risk
Midwest Generation is exposed to energy price risk through sales of energy and capacity into the PJM market. Energy and capacity from Midwest Generation are sold under terms, including price, duration, and quantity, arranged by BETM with customers through a combination of bilateral agreements (resulting from negotiations or from auctions), forward energy sales, and spot market sales. Power is sold into PJM at spot prices based upon locational marginal pricing.
The following table depicts the average historical market prices for energy per megawatt-hour at the Northern Illinois Hub:

	Three Months Ended March 31,
	2014	2013
24-Hour Average Historical Market Prices[1]	$60.92	$31.10

[1]	Energy prices were calculated at the Northern Illinois Hub delivery point using historical hourly day-ahead prices as published by PJM or provided on the PJM web-site.

The following table sets forth the forward market prices for energy per megawatt-hour as quoted for sales into the Northern Illinois Hub at March 31, 2014:

24-Hour Forward Energy Prices[1]
2014
April	$35.19
May	33.33
June	34.28
July	40.03
August	39.50
September	30.37
October	29.61
November	29.39
December	34.81
2015 calendar "strip"[2]	$31.88

[1]	Energy prices were determined by obtaining broker quotes and information from other public sources relating to the Northern Illinois Hub delivery point.

[2]	Market price for energy purchases for the entire calendar year.
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
BETM engages in hedging activities for Midwest Generation to hedge the risk of future changes in the price of electricity. There were no hedge positions outstanding at March 31, 2014.

Capacity Price Risk
Midwest Generation is exposed to capacity price risk through sales of capacity into the PJM market. Under the Reliability Pricing Model, or RPM, capacity commitments are made in advance to provide a long-term pricing signal for construction and maintenance of capacity resources. The following table summarizes the status of capacity sales for Midwest Generation at March 31, 2014:

	RPM Capacity Sold in Base Residual Auction		Other Capacity Purchases, Net of Sales[1]				Aggregate Average Price per MW-day
	MW	Price per MW-day	MW		Average Price per MW-day
April 1, 2014 to May 31, 2014	4,650	$27.73	(526)	[2]	$(58.10)	[2]	$38.67	[2]
June 1, 2014 to May 31, 2015	4,625	125.99	(704)		5.65		147.59
June 1, 2015 to May 31, 2016	3,620	136.00	0.2		43.00		135.99
June 1, 2016 to May 31, 2017	3,331	59.37	—		—		59.37

[1]
Other capacity sales and purchases, net includes contracts executed in advance of the RPM base residual auction to hedge the price risk related to such auction, participation in RPM incremental auctions, and other capacity transactions entered into to manage capacity risks.

[2]	Includes the impact of a 13 MW capacity swap transaction executed between Big Sky and Midwest Generation.
The RPM auction capacity price for the delivery period of June 1, 2016 to May 31, 2017 of $59.37 per MW-day for the western portion of PJM, affecting Midwest Generation, was substantially down from the prior auction mainly due to increased competition from new or upgrades to existing, gas-fired generation, higher imports from nearby markets and low growth in demand due to the slow economy. The impact of lower capacity prices for these periods compared to previous years will have an adverse effect on Midwest Generation's revenues unless such lower capacity prices are offset by increased energy prices.
Revenues from the sale of capacity beyond the periods set forth above will depend upon the amount of capacity available and future market prices either in PJM or nearby markets if those facilities have an opportunity to capture a higher value associated with those markets.

Coal Price Risk
Midwest Generation purchases coal primarily from the Southern Powder River Basin, or PRB, of Wyoming. Coal purchases are made under a variety of supply agreements. The following table summarizes the amount of coal Midwest Generation has under contract at March 31, 2014:

April through December 2014
Amount of Coal Under Contract in Millions of Equivalent Tons[1]	6.6

[1]	The amount of coal under contract in equivalent tons is calculated based on contracted tons and applying an 8,800 Btu equivalent.
Midwest Generation is subject to price risk for purchases of coal that are not under contract. Market prices of PRB coal based on 8,800 Btu per pound heat content and 0.8 pounds of SO2 per million British thermal units (MMBtu) sulfur content increased 5% during the three months ended March 31, 2014 from 2013 year-end prices.
In April 2014, Midwest Generation paid a negotiated settlement of $43 million to the counterparty of a long-term coal supply agreement in connection with the NRG Sale. For further discussion, see Note 5, Commitments and Contingencies—Fuel Supply Contracts, to this Form 10-Q.
Based on Midwest Generation's anticipated coal requirements in excess of the amount under contract, Midwest Generation expects that a 10% change in the price of coal at March 31, 2014, would increase or decrease 2014 pre-tax income by approximately $5 million.

Basis Risk
During the three months ended March 31, 2014, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub, and Northern Illinois Hub were on average lower by 18%, 1%, and 9%, respectively. During the three months ended March 31, 2013, day-ahead prices at the individual busbars of Midwest Generation compared to the AEP/Dayton Hub, Indiana Hub, and Northern Illinois Hub were on average lower by 9%, higher by 2%, and lower by less than 1%, respectively. Differences in day-ahead pricing between the individual busbars of Midwest Generation generally arise due to transmission congestion.

Credit Risk
Midwest Generation sells electric power generally into the PJM market by participating in PJM's capacity and energy markets or transacting in capacity and energy on a bilateral basis. Sales into PJM accounted for approximately 100% of Midwest Generation's consolidated operating revenues for the three months ended March 31, 2014.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Midwest Generation's critical accounting policies have not changed materially since the filing of the 2013 Form 10-K.
For a discussion of new accounting guidance affecting Midwest Generation, see Note 1, Summary of Significant Accounting Policies—New Accounting Guidance, to this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Midwest Generation's exposure to market risk has not changed materially since the filing of the 2013 Form 10-K, except as set forth in Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures, to this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Midwest Generation's management, under the supervision and with the participation of the NRG's management, including its principal executive officer and principal accounting officer, NRG conducted an evaluation of the effectiveness of Midwest Generation's design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, NRG's principal executive officer, principal financial officer and principal accounting officer concluded that Midwest Generation's disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.
Internal Control Over Financial Reporting
There were no changes in Midwest Generation's internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, Midwest Generation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which Midwest Generation was involved through March 31, 2014, see Note 5, Commitments and Contingencies, to this Form 10-Q.

ITEM 1A. RISK FACTORS
On April 1, 2014, NRG completed its acquisition of substantially all of the assets of EME as contemplated by the Asset Purchase Agreement. Following the NRG Sale, Midwest Generation became a wholly-owned subsidiary of NRG. As a result, certain risk factors contained in the 2013 Form 10-K are no longer applicable.
Set forth below is a complete update and restatement of the risk factors that are applicable to Midwest Generation.
Risks Related to Restructuring
Material claims have been asserted in the Chapter 11 Cases. The amount of approved claims as ultimately determined by the Bankruptcy Court may be different than the current estimated claims liability.
Although many material claims have been resolved during the pendency of the Chapter 11 Cases, certain of those claims remain unresolved. Midwest Generation has recorded an estimate for expected claims in liabilities subject to compromise; however the ultimate resolution of such claims and other obligations may vary from this estimate. The amount of approved claims as ultimately determined by the Bankruptcy Court could have a material impact on the recoveries of creditors of the relevant debtor entities.
Liquidity Risks
Midwest Generation has significant cash requirements and significant obligations, and expects to incur substantial losses in subsequent years.
At March 31, 2014, Midwest Generation had cash and cash equivalents of $284 million and significant obligations including:

•	$432 million of lease financing obligations related to the Powerton and Joliet Sale Leaseback, which are recorded in LSTC; and

•	$104 million of other obligations in Midwest Generation's LSTC.
In addition, under the CPS, Midwest Generation must install certain emissions control equipment or permanently retire the units. Currently, Midwest Generation estimates that its CPS compliance plan would require the installation of up to $828 million of emissions controls if all units are retrofit. Midwest Generation’s current financial position limits its financial flexibility, places it at a competitive disadvantage compared to competitors that have less debt and increases its vulnerability to general adverse economic and industry conditions.
In recent years, with the exception of high energy prices during the first quarter of 2014, Midwest Generation has experienced operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. As a result, Midwest Generation expects to incur an operating cash flow deficit and operating losses in subsequent years which, coupled with the need to retrofit the Midwest Generation plants to comply with governmental regulations, may exhaust its liquidity. As part of the NRG Sale, NRG has committed to make capital investments of up to $350 million at the Powerton and Joliet Stations to comply with MATS, of which $100 million is expected to be incurred in 2014. However, if cash flow and other means for assuring liquidity are unavailable or insufficient, Midwest Generation may be unable to complete environmental improvements at its coal plants (which in turn could lead to unit shutdowns) or its ability to provide credit support for contracts for power and fuel related to merchant activities may be severely limited. For further discussion of liquidity, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, to this Form 10-Q.
Midwest Generation’s access to additional capital may be limited and restrictive covenants may adversely affect its operations.
Midwest Generation’s access to the capital markets may be limited by, among other things, the Chapter 11 Cases, its non-investment grade credit ratings, its long-term business prospects, and general conditions in the financial and credit markets. In addition, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time. It may not be successful in obtaining additional capital for these and other reasons. An inability to access capital when needed may limit its ability to meet its operating needs and, in turn, may have a material adverse effect in its financial condition, results of operation and cash flows.
Midwest Generation may not have adequate liquidity to post required amounts of additional collateral.
Midwest Generation’s commodity agreements may require it to post additional collateral under certain circumstances, including, among others, changes in commodity prices for power and fuel. Increases in collateral requirements could strain Midwest Generation’s liquidity and may have a material adverse effect on its financial condition, results of operations and cash flows.
Regulatory and Environmental Risks
Midwest Generation is subject to extensive environmental regulation and permitting requirements that may involve significant and increasing costs.
Midwest Generation's operations are subject to extensive and frequently changing environmental regulations with respect to, among other things, air quality, water quality and waste disposal, which involve significant and increasing costs and substantial uncertainty. Midwest Generation is required to obtain, and comply with conditions established by, licenses, permits and other approvals in order to construct, operate or modify its facilities. Failure to comply with these requirements could subject it to civil or criminal liability, the imposition of liens or fines, or actions by regulatory agencies seeking to curtail operations of its projects. It may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or arising from off-site waste disposal sites that have been used in its operations.
Midwest Generation devotes significant resources to environmental monitoring, emissions control equipment and emission allowances to comply with environmental regulatory requirements and believes that it is currently in substantial compliance with environmental regulatory requirements. However, the US EPA has filed enforcement actions against Midwest Generation alleging violations of the CAA and other regulations at the Midwest Generation plants. For more detail with respect to these matters, see Note 5, Commitments and Contingencies, to this Form 10-Q.
The current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The adoption of laws and regulations to implement carbon dioxide, or CO2, controls could adversely affect coal-fired power plants. Other environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are also generally becoming more stringent. The continued operation of Midwest Generation’s facilities is expected to require substantial capital expenditures for environmental controls. If Midwest Generation cannot comply with all applicable regulations, it could be required to retire or suspend operations at some facilities, or restrict or modify the operations of facilities, and business, results of operations and financial condition could be adversely affected.
Midwest Generation is required to surrender emission allowances equal to emissions of specific substances in connection with the operation of its facilities. This may require the purchase of allowances, which are subject to price volatility and which could be unavailable.
Typically, environmental laws require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project or generating facility. Midwest Generation cannot provide assurance that it will be able to obtain and comply with all necessary licenses, permits and approvals for its plants. If there is a delay in obtaining required approvals or permits, or if it fails to obtain and comply with such permits, the operation of its facilities may be interrupted or become subject to additional costs.
The controls required at Midwest Generation's coal plants as a result of environmental regulations, including the CPS, are expected to require material expenditures.
Capital expenditures relating to required environmental controls for the Midwest Generation plants (including the CPS, to which all of Midwest Generation's coal-fired generating units are subject) are expected to be significant. Midwest Generation voluntarily shut down coal-fired operations at the Fisk and Crawford Stations in August of 2012 and may ultimately decide to shut down other units rather than install controls. Unit shutdowns could have an adverse effect on Midwest Generation’s business, results of operation and financial condition. For more information about environmental compliance plans, see the 2013 Form 10-K, Item 1, Business—Environmental Matters and Regulations—Air Quality—Nitrogen Oxide and Sulfur Dioxide and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Impairment of Long-Lived Assets, and see Item 2, Management's Discussion and

Analysis of Financial Condition and Results of Operations—Management's Overview—Environmental Compliance Plans and Costs and Note 10. Environmental Developments, to this Form 10-Q.
Midwest Generation is subject to extensive energy industry regulation.
Midwest Generation’s operations are subject to extensive regulation by governmental agencies. Midwest Generation’s projects are subject to federal laws and regulations that govern, among other things, transactions by and with purchasers of power, including utility companies, the development and construction of generation facilities, the ownership and operation of generation facilities, and access to transmission. Generation facilities are also subject to federal, state and local laws and regulations that govern, among other things, the geographical location, zoning, land use and operation of a project. Midwest Generation must obtain and periodically renew licenses, permits and approvals for facilities in the course of business. The FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires mitigation. RTOs and ISOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to facilitate market functions. Such actions may materially affect Midwest Generation’s results of operations. The facilities are also subject to mandatory reliability standards promulgated by NERC, compliance with which can increase the facilities' operating costs or capital expenditures.
This extensive governmental regulation creates significant risks and uncertainties for Midwest Generation’s business. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to its facilities or operations in a manner that may have a detrimental effect on its business or result in significant additional costs.
The generation and transmission of electricity are dangerous and involve inherent risks of injury to employees and the general public.
Electricity and the facilities that produce and transmit it can be dangerous for employees and the general public. Injuries caused by such facilities can subject Midwest Generation to liabilities that, despite the existence of insurance coverage, can be significant and are also very difficult to predict. The range of possible liabilities includes amounts that could adversely affect Midwest Generation’s liquidity and results of operations.
Market Risks
Midwest Generation has substantial interests in merchant energy power plants which are subject to market risks related to wholesale energy prices.
The Midwest Generation plants plants do not have long-term power purchase agreements. Consequently, these projects are subject to market forces which determine the amount and price of energy, capacity and ancillary services sold from the power plants. Unlike most other commodities, electric power can be stored economically only on a very limited basis and generally must be produced when it is to be used. As a result, the wholesale power markets are subject to significant and unpredictable price fluctuations over relatively short periods of time. Due to the volume of sales into PJM from the Midwest Generation plants, Midwest Generation has concentrated exposure to market conditions and fluctuations in PJM. The prices at which the Midwest Generation plants can sell their power and capacity have declined significantly due largely to lower priced natural gas which supplies power plants that compete with the Midwest Generation plants, the increased use of demand response technology, and changes in final demand for power during the economic slowdown.
Market prices of energy, capacity and ancillary services sold from these power plants are influenced by multiple factors beyond the control of Midwest Generation, and thus there is considerable uncertainty whether or when current depressed prices will recover. Hedging activities may not cover the entire exposure of its assets or positions to market price volatility, and the level of coverage will vary over time. The effectiveness of hedging activities may depend on the amount of credit available to post collateral, either in support of performance guarantees or as cash margin, and liquidity requirements may be greater than anticipated or difficult to meet. There is no assurance that Midwest Generation’s hedging strategies will successfully mitigate market risks. For more detail with respect to these matters, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Commodity Price Risk, to this Form 10-Q.
Midwest Generation’s financial results can be affected by changes in prices, transportation cost, and supply interruptions related to fuel, sorbents, and other commodities used for power generation and emission controls.
In addition to volatile power prices, Midwest Generation’s business is subject to changes in the cost of fuel, transportation, sorbents, and other commodities used for power generation and emission controls. These costs can be volatile and are influenced by many factors outside Midwest Generation’s control. The price at which energy can be sold may not rise or fall at the same rate as a corresponding rise or fall in commodity costs. Operations at the Midwest Generation plants are dependent upon the availability and affordability of coal which is available only from a limited number of suppliers and is transported by rail under a multi-year, long-term transportation contract. All of these factors may have an adverse effect on Midwest Generation’s financial condition and results of operations. For additional information, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Exposures—Coal Price Risk, to this Form 10-Q.
Competition could adversely affect Midwest Generation’s business.
Midwest Generation has numerous competitors in all aspects of its business, some of whom may have greater liquidity, greater access to credit and other financial resources, lower cost structures, greater ability to withstand losses, larger staffs or more experience. Multiple participants in the wholesale markets, including many regulated utilities, have a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. These factors could affect Midwest Generation’s ability to compete effectively in the markets in which it operates. Newer plants owned by competitors are often more efficient than the Midwest Generation plants and may also have lower costs of operation. Over time, the Midwest Generation plants may become obsolete, or be unable to compete with newer plants in their markets.
Operating Risks
Midwest Generation's capital projects may not be successful.
Midwest Generation's capital projects are subject to risks including, without limitation, risks related to financing, construction, permitting, and governmental approvals. Significant expenditures may be required before a project is determined to be feasible or economically attractive. The timing of such projects may be delayed beyond the date that equipment is ready for installation, in which case Midwest Generation may be required to incur material equipment and/or material costs with no deployment plan at delivery.
Midwest Generation’s projects may be affected by general operating risks and hazards customary in the power generation industry, and there may not be adequate insurance to cover all these hazards.
The operation of power generation facilities is a potentially dangerous activity that involves many operating risks, including transmission disruptions and constraints, equipment failures or shortages, and system limitations, degradation and interruption. Midwest Generation’s operations are also subject to risks of human performance and workforce capabilities. There can be no assurance that its insurance will be sufficient or effective under all circumstances or protect against all hazards to which it may be subject or that insurance coverage will continue to be available on terms similar to those presently available, or at all. The Midwest Generation plants are older facilities that are subject to higher risks of failure or outage.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description	Method of Filing
2.1	Confirmation Order, dated March 11, 2014	Attached as Exhibit 2.1 to the company's Current Report on Form 8-K filed on March 17, 2014
2.2	Third Amended Joint Plan of Reorganization, as attached to the Confirmation Order	Attached as Exhibit 2.2 to the company's Current Report on Form 8-K filed on March 17, 2014
31.1	Rule 13a-14(a)/15d-14(a) certification of David W. Crane	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Kirkland B. Andrews	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) certification of Ronald B. Stark	Filed herewith
32	Section 1350 Certification	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST GENERATION, LLC (Registrant)

/s/ DAVID W. CRANE
David W. Crane
Chief Executive Officer (Principal Executive Officer)

/s/ KIRKLAND B. ANDREWS
Kirkland B. Andrews
Chief Financial Officer (Principal Financial Officer)

/s/ RONALD B. STARK
Ronald B. Stark
Date: May 6, 2014	Chief Accounting Officer (Principal Accounting Officer)